Form 10-K
period 2021-12-31
Sonder Holdings, Inc.
filed 2022-03-28
CIK 1819395

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to ________
Commission file number 001-04321
Sonder Holdings Inc.
(Exact name of registrant as specified in its charter)

Delaware	7011	85-2097088
(State or other jurisdiction of incorporation or organization)	(Primary Standard Industrial Classification Code Number)	(I.R.S. Employer Identification No.)

101 15th Street San Francisco, CA		94103
(Address of Principal Executive Offices)		(Zip Code)
(617) 300-0956
Registrant's telephone number, including area code
Securities registered pursuant to section 12(g) of the Act:

Title of each class	Trading Symbols	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	SOND	The Nasdaq Stock Market LLC
Warrants, each whole warrant exercisable for one share of Common Stock at an exercise price of $11.50 per share	SONDW	The Nasdaq Stock Market LLC
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of Securities Act.    ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☐ No ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of voting stock held by non-affiliates of the Registrant on June 30, 2021, based on the closing price of $9.89 for shares of the Registrant’s Class A common stock as reported by the The Nasdaq Stock Market, was approximately $445,050,000. Shares of common stock beneficially owned by each executive officer and director have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Documents Incorporated by Reference
Portions of the Registrant’s definitive proxy statement for the 2022 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission no later than 120 days after the end of the Registrant’s fiscal year ended December 31, 2021, are incorporated by reference into Part III hereof.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which statements involve substantial risk and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential,” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans, or intentions. Forward-looking statements contained in this Annual Report on Form 10-K include, but are not limited to, statements about:
•our financial, operating and growth forecasts and projections;
•our business, revenue, expenses, operating results, and financial condition;
•our ability to manage our growth;
•our ability to achieve or maintain our profitability;
• our strategies or expectations regarding market position and financial results;
•other expectations, beliefs, plans, strategies, anticipated developments, and other matters that are not historical facts;
•the effects of the COVID-19 pandemic or other public health crises on our business, revenue, operating results and financial condition;
•the impact of world events and any associated economic downturn on our future operating and financial performance;
•uncertainty, or adverse economic and business conditions, including as a result of slowing or uncertain economic growth in the United States or worldwide;
•our ability to successfully negotiate favorable lease terms;
•our expenses related to the preparation, opening and repair of our leased properties;
•our dependency on landlords for certain maintenance and other significant obligations related to properties;
•our operating flexibility and limits;
•potential ancillary revenue opportunities and our ability to improve our revenue management capabilities in order to further optimize current and future demand segments;
•the use of proceeds from our financings and the expected duration of our capital resources;
•our ability to build out our sales capabilities for both outbound sales and inbound sales;
•our ability to attract and retain guests to use our products or services;
•our ability to successfully anticipate and satisfy guest demands, including through the introduction of new features, products or services;
•our beliefs about the positive impact of our technology investments on our brand and future financial results;

•our competitive advantages and the effects of increased competition in our market;
•the growth and expansion of the market for hospitality and our ability to compete effectively with existing competitors and new market entrants;
•our ability to expand and scale our business, including expectations and plans for expanding in existing markets, entering into new markets and accommodation categories, and managing our international expansion;
•our relationships with third-party distribution channels and indirect channels;
•our reliance on third-party vendors and suppliers;
•seasonality and other variations in our results of operations from period-to-period, which may cause historical performance to not be indicative of future performance;
•our ability to maintain and enhance our brand;
•our ability to attract and retain qualified employees and key personnel;
•our ability to maintain, protect, enforce and enhance our technology and intellectual property;
•our ability to maintain the security of our software and third parties’ personal data and adequately address privacy concerns;
•our ability to successfully defend litigation brought against us;
•our assessments and beliefs regarding the outcome of pending legal proceedings and any liability that we may incur as a result of those proceedings;
•our assessments and estimates that determine our effective tax rate;
•our ability to manage the increased expenses and time associated with being a public company; and
•our ability to comply with modified or future regulatory, judicial, and legislative changes or developments which apply to our business.
We caution you that the foregoing list may not contain all of the forward-looking statements made in this Annual Report on Form 10-K.
You should not rely upon forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Annual Report on Form 10-K primarily on our current expectations and projections about future events and trends that we believe may affect our business, operating results, financial condition and prospects. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties and other factors, including those described in the section titled “Risk Factors” and elsewhere in this Annual Report on Form 10-K. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Annual Report on Form 10-K. We cannot assure you that the results, events and circumstances reflected in the forward-looking statements will be achieved or occur, and actual results, events or circumstances could differ materially from those described in the forward-looking statements.
Neither we nor any other person assumes responsibility for the accuracy and completeness of any of these forward-looking statements. Moreover, the forward-looking statements made in this Annual Report on Form 10-K relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statements made in this Annual Report on Form 10-K to reflect events or circumstances after the date of this Annual Report on Form 10-K or to reflect new information or the occurrence of unanticipated events, except as required by law. You should not place undue reliance on our forward-looking statements. Our forward-

looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may make.
In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Annual Report on Form 10-K, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.
SUMMARY OF RISK FACTORS
Below is a summary of the principal factors that could materially harm our business, operating results and/or financial condition, impair our future prospects or cause the price of our common stock to decline. This summary does not address all of the risks that we face. Additional discussion of the risks summarized in this risk factor summary, and other risks that we face, can be found below under the heading “Risk Factors” and should be carefully considered, together with other information in this Annual Report on Form 10-K and our other filings with the Securities and Exchange Commission ("SEC") before making an investment decision regarding our Class A common stock.
•Sonder’s actual results may differ materially from its forecasts and projections.
•Sonder’s results could be negatively affected by changes in travel, hospitality, real estate and vacation markets.
•Sonder may be unable to negotiate satisfactory leases or other arrangements to operate new properties, onboard new properties in a timely manner, or renew or replace existing properties on satisfactory terms or at all.
•Delays in real estate development and construction projects related to Sonder’s leases could adversely affect Sonder’s ability to generate revenue from such leased buildings.
•Newly leased properties may generate revenue later than Sonder estimated, and may be more difficult or expensive to integrate into Sonder’s operations than expected.
•Sonder’s limited operating history and evolving business make it difficult to evaluate its future prospects and challenges.
•Sonder may be unable to effectively manage its growth.
•The COVID-19 pandemic and efforts to reduce its spread have had, and will likely continue to have, a negative impact on Sonder.
•Sonder has incurred net losses each year since its inception, including net losses of $294.4 million and $250.3 million for the years ended December 31, 2021 and 2020, respectively, and an accumulated deficit of $814.8 million as of December 31, 2021, and Sonder may not be able to achieve or maintain future profitability.
•Costs relating to the opening, operation and maintenance of its leased properties could be higher than expected.
•Sonder depends on landlords to deliver properties in a suitable condition and to manage and maintain its properties.
•Sonder’s long-term and fixed-cost leases limit its flexibility.
•Under certain circumstances, Sonder’s leases may be subject to termination prior to the scheduled expiration of the term, which can be disruptive and costly.
•Sonder may be unable to attract new guests or generate repeat bookings.

•Sonder may be unable to introduce upgraded amenities, services or features for its guests in a timely and cost-efficient manner.
•Sonder operates in the highly competitive hospitality market.
•Sonder uses third-party distribution channels to market its units, and these channels have historically accounted for a substantial percentage of Sonder’s bookings.
•Sonder’s results of operations vary from period-to-period, and historical performance may not be indicative of future performance.
•Sonder’s long-term success depends, in part, on Sonder’s ability to expand internationally, and Sonder’s business is susceptible to risks associated with international operations.
•Sonder’s business depends on its reputation and the strength of its brand, and any deterioration could adversely impact its market share, revenues, business, financial condition, or results of operations.
•Claims, lawsuits, and other proceedings could adversely affect Sonder’s business.
•Sonder may be subject to liability or reputational damage for the activities of its guests or other incidents at Sonder’s properties.
•Sonder is subject to claims and liabilities associated with potential health and safety issues and hazardous substances at properties.
•Sonder must attract and retain sufficient, highly skilled personnel and is subject to risks associated with the employment of hospitality personnel, including unionized labor.
•Sonder has identified material weaknesses in its internal control over financial reporting and may identify material weaknesses in the future or otherwise fail to maintain an effective system of internal controls, which may result in material misstatements of its consolidated financial statements.
•Sonder relies on third parties for important services and technologies, and their availability and performance are uncertain.
•Sonder’s processing, storage, use and disclosure of personal data exposes it to risks of internal or external security breaches and could give rise to liabilities and/or damage to reputation.
•Failure to comply with privacy, data protection, consumer protection, marketing and advertising laws could adversely affect Sonder.
•Sonder faces risks related to its intellectual property.
•Sonder’s business is highly regulated across multiple jurisdictions, including evolving and sometimes uncertain short-term rental regulations and tax laws, which may limit Sonder’s growth or otherwise negatively affect it.
•Sonder may require additional capital, which might not be available in a timely manner or on favorable terms.
•Sonder’s indebtedness and credit facilities contain financial covenants and other restrictions that may limit its operational flexibility or otherwise adversely affect its results of operations.

Part I
Item 1. Business
We were originally incorporated in Delaware on July 21, 2020 under the name “Gores Metropoulos II, Inc.” as a special purpose acquisition company, formed for the purpose of effecting an initial business combination with one or more target businesses. On January 22, 2021 (the “IPO Closing Date”), we consummated our initial public offering (the “IPO” or the “Public Offering”). On January 18, 2022, we consummated a business combination with Sonder Operating Inc. f/k/a Sonder Holdings Inc. (“Legacy Sonder”), a privately held operating company which merged into our subsidiary Sonder Holdings LLC (the “Business Combination”) and changed our name to “Sonder Holdings Inc.,” and we became the owner, directly or indirectly, of all of the equity interests of Sonder Holdings LLC and its subsidiaries. In light of the fact that the Business Combination has closed and our ongoing business will be the business formerly operated by Legacy Sonder, this business section primarily includes information regarding Legacy Sonder’s business.
Overview
Sonder is on a mission to revolutionize hospitality through design and technology to make a world of better stays open to all. Sonder’s idea was born from a simple belief that “big box” hotels are unremarkable, home-share ‘hosts’ are often unreliable, boutique hotels are too expensive, and that there is a better way to stay. Sonder provides better choice, comfort, reliability, and value brought to life through design and technology.
Sonder accommodations come in a variety of shapes and sizes to suit all guest needs: from an apartment to a hotel room, for a night, a week, or more. Its unique product portfolio serves many use cases, from one night to extended stays for various traveler types: from leisure travelers and families, to digital nomads and professionals.
Sonder has over 250 properties available for guest bookings, referred to as “Live” properties, which it operates and manages using proprietary technology, delivering services to guests via the Sonder app which features self-service and 24/7 on-the-ground support. Guests can book any Sonder unit through a variety of direct (e.g., Sonder.com, the Sonder app, or Sonder’s sales team) and indirect (e.g., Airbnb, Expedia, Booking.com and other Online Travel Agencies) channels. Our mobile-first guest experience, from check-in to check-out, is supported by the Sonder app, regardless of whether a guest books their stay on Sonder.com or another channel. Guests are encouraged to download and use the Sonder app to interact with Sonder services and enhance their stay, but guests are not required to use the Sonder app to stay in a Sonder unit. With an innovative end-to-end model, Sonder offers elevated and consistent quality at a compelling value to its guests.
Sonder had Live Units in 38 cities in 10 countries and three continents as of December 31, 2021. We had approximately 1,600 employees as of December 31, 2021, as well as localized teams in each of our active markets around the world.
Sonder’s Origin
While a university student in Montreal, our co-founder and CEO Francis Davidson managed a handful of apartments and began to envision a new set of ideals for hospitality. Over the next few summers, he experimented with matching travelers to vacant student apartments across cities and managing other people’s apartments for short-term rentals. A few years later, he and co-founder Martin Picard solidified the foundation that would become Sonder today.
Sonder Today
What began as a journey to provide short-term living solutions for travelers has grown into a celebration of inspiring design, modern service and a seamless experience, providing a better stay for all. Less than a decade after being dreamt up in a college dorm room, Sonder has grown into a global business operating over 7,600 units available for guest bookings (“Live Units”) across 38 cities in 10 countries and three continents, and with approximately 10,500 additional units that have signed real estate contracts, but are not yet available for guests to book (“Contracted Units”), as of December 31, 2021. We have hosted over one million guests around the world, from New York City to New Orleans, Montreal to Mexico City, Dublin to Dubai, and beyond.
Sonder is Positioned at the Nexus of Modern Hospitality and Technology
Sonder provides a unique solution to (i) serve the demands of the modern traveler, and (ii) tap into the underutilized commercial real estate and hospitality supply in cities around the world. Sonder’s design-led, tech-enabled experience drives exceptional value to both guests and real estate owners, as Sonder transforms high quality properties provided by real estate owners into exceptional experiences for Sonder’s guests.
The Sonder Flywheel
Sonder’s business model creates a powerful “flywheel effect.” We continually invest in technology to drive operational efficiencies and elevate guest experiences, resulting in a strong brand and robust unit economics. We believe this will allow us to continue improving the quality and quantity of the supply we can aggregate, driving growth and profitability that enables yet further investment.
Sonder is Centered Around the Guest Experience
Sonder strives to deliver a better way to stay and puts the guest experience at the center of everything we do. Pioneering a digitally empowered guest experience, our technology provides frictionless stays including digital check-in, keyless entry and no-line lobbies which have long formed the foundation of our tech-enabled offering and are now essential hallmarks of a safe stay. Guests can book any Sonder unit through a variety of direct (e.g., Sonder.com, the Sonder app, or Sonder’s sales team) and indirect (e.g., Airbnb, Expedia, Booking.com and other Online Travel Agencies) channels. The Sonder mobile-first guest experience, from check-in to check-out, is supported by the Sonder app, regardless of whether a guest books their stay on Sonder.com or another channel. Guests are encouraged to download and use the Sonder app to interact with Sonder services and enhance their stay, but guests are not required to use the Sonder app to stay in a Sonder unit. Fully-equipped kitchens, extra living space and private laundry facilities are available in many Sonder apartment spaces.
A Passion for Design
Sonder is focused on bringing its passion for design and creativity to its guests. We take pride in the spaces and experiences we bring to life through our interdisciplinary teams and external partnerships spanning architecture, product and service design, graphic communications, copywriting, and more. Sonder properties have been featured in publications including Surface, Travel + Leisure, Condé Nast Traveler, Elle Decor, Fast Company, Forbes, CNBC and House Beautiful.
Supply Growth Strategy
As of December 31, 2021, Sonder had a Total Portfolio of approximately 18,100 Live and Contracted Units diversified across both apartments and hotels. Supply growth—the expansion of Sonder’s Total Portfolio of global properties—is one of Sonder’s largest drivers of expected revenue growth over the next several years.
In the short-term, we intend to focus our supply growth efforts primarily in our existing markets where we already have Live and/or Contracted Units. Sonder has spent the last several years building localized teams and relationships with developers, investors and property owners, and we believe there is significant opportunity for further expansion in these existing markets. In the next three to five years, we plan to expand our geographic presence into Asia and further into Latin America (building on our Mexico launch in late 2020) with plans to explore diversifying into other additional accommodation categories.
Technology Underpins Sonder’s Operations
Sonder believes the future of the hospitality industry is one where technology and design are applied to every aspect of the business, not just the transaction. Much like the e-commerce industry evolved from pure marketplaces to vertically integrated platforms delivering end-to-end services, Sonder applies innovation to every facet of hospitality in an end-to-end model that re-imagines the entire guest experience. From supply growth and interior design, to property openings, demand generation and day-to-day operations, technology is infused into Sonder’s DNA. We believe vertically integrated businesses may be more arduous to build, but that vertical integration is more valuable and defensible in the long run given our advantage in enhancing the guest experience and reducing operating costs.
Our proprietary technology leads guests through their entire Sonder experience — beginning with easy, intuitive browsing of Sonder’s full portfolio to seamlessly reserving a unit. Guests can book any Sonder unit through a variety of direct (e.g., Sonder.com, the Sonder app, or Sonder’s sales team) and indirect (e.g., Airbnb, Expedia, Booking.com and other Online Travel Agencies) channels. The Sonder mobile-first guest experience, from check-in to check-out, is supported by the Sonder app, regardless of whether a guest books their stay on Sonder.com or another channel. Guests are encouraged to download and use the Sonder app to interact with Sonder services and enhance their stay, but guests are not required to use the Sonder app to stay in a Sonder unit. Upon arrival, Sonder’s “lobby on your phone” technology guides guests through its in-app check-in and one-touch WiFi. Our digital concierge feature offers curated lists of localized food and experience recommendations to help guests get the most out of their stay. Guests can book intra-stay cleaning and self-serve requests through Sonder’s app throughout their stay, then seamlessly check out or request trip extensions — from a few hours to days.
In addition to our guest-facing technology, Sonder’s proprietary technology underpins our hospitality operations. This proprietary technology powers Sonder’s business processes and operations, from supply growth to building openings and day-to-day operations. We have also:
•Built infrastructure to fuel our underwriting efforts;
•Built technology to facilitate our global supply chain for furniture, art and fixtures;
•Developed a proprietary booking engine;
•Developed pricing and calendar revenue management software as well as room attribution algorithms; and
•Developed internally designed task and workflow management software.
The integration of each of these proprietary tools is key to Sonder providing a better experience for guests at an attractive price. By leveraging technology in nearly all areas of our operations, we are able to reduce operating costs by as much as 50% versus traditional hotels, which also allows our business to scale rapidly while delivering an outstanding, modern guest experience.

COVID-19 Pandemic Response Strategy
The ongoing impact of the COVID-19 pandemic on the global economy and the extent to which it will continue to adversely impact Sonder remains uncertain. Sonder’s financial results for all of 2020 were materially adversely affected by the COVID-19 pandemic, which also affected Sonder’s business in 2021. COVID-19 may continue to materially adversely impact business operations, results of operations and liquidity in the near term. As the world locked down, severely impacting Occupancy Rate and revenue per available room (“RevPAR”), Sonder acted quickly to reduce costs and bolster revenues to mitigate the impacts of the COVID-19 pandemic. As part of its COVID-19 response strategy, Sonder renegotiated a significant portion of its Live and Contracted Unit property portfolio, significantly reduced overhead costs, and pivoted to new sources of demand.
As a result of Sonder’s efforts to drive alternative sources of demand through the pandemic, Sonder substantially outperformed Traditional Hotels on both an Occupancy Rate and RevPAR basis from March 2020 through the end of 2021. Sonder’s outperformance vs. Traditional Urban Upper Upscale hotels for Occupancy Rate and RevPAR have narrowed from their peak during the height of the COVID-19 pandemic as leisure travel demand has increased across all accommodation categories. Sonder defines Occupancy Rate as Occupied Nights (the total number of nights occupied across all Live Units) divided by Bookable Nights, expressed as a percentage; Bookable Nights consist of the total number of nights available for stays across all Live Units, excluding nights lost to full building closures greater than 30 nights. Traditional Hotels refers to the upper upscale class of hotels in cities where Sonder operates. The upper upscale chain segment designation is determined by STR (a globally recognized resource for market data on the worldwide hospitality industry) based on each hotel brand’s Average Daily Rate (revenue divided by Occupied Nights) for prior years.
The extent and duration of the impact of the COVID-19 pandemic over the longer term remain uncertain and dependent on future developments that cannot be accurately predicted at this time, such as the introduction and spread of new variants of the virus (including, for example, the Delta and Omicron variants), that may be more contagious or resistant to currently approved vaccines.
Industry Background and Market Opportunity
Sonder’s Guests
Sonder has served over one million guests since its inception. Our unique product portfolio serves a wide variety of use cases, from one night to extended stays, for various traveler types: leisure travelers, families, digital nomads and professionals. We believe our guest demographics will be a key driver to our future success, especially from those who value a digitally-driven experience and is focused on consistent, yet bespoke, modern and elevated stays at a compelling value.
People travel for various purposes, including business and pleasure. As Sonder grows, we will strive to offer our customers a product and guest experience that serves all traveler segments and use cases. While leisure travel remains our core demographic, Sonder aims to expand this focus and drive incremental demand from business travel.
Sonder’s Guest Experience
Today, traditional hospitality continues to rely on antiquated services, with hotel operations slowly evolving to meet the needs of the modern traveler. The ubiquity of mobile devices provides an opportunity to modernize the traveler’s entire experience. Sonder has reimagined the guest journey, and is continuing its work towards this goal.
•The bottleneck of the front desk can be bypassed entirely, and travelers can book, verify their account, and unlock their individual unit with only a few taps on Sonder’s app;
•The inefficient concierge desk can be replaced by in-app curated local recommendations, and in-app messaging where nearly-instantaneous service is available 24/7;
•Sub-par room service can be replaced by a partnership with food delivery companies that deliver fast, high quality local food from a variety of restaurants to guests’ rooms for a significantly lower price;

•The outdated taxi stand can be replaced by guests ordering transportation or finding open parking spots through potential in-app partnership integrations.
However, hospitality also needs to be human: the anticipation of guest needs, and warm personal touches that show care, consideration and an understanding that a travel experience is not limited to the four walls and furniture provided. Sonder provides guests with a modernized design-led experience unmet by traditional hospitality or other alternative accommodations players.
Tech-Enabled Guest Journey
Sonder’s app puts the “lobby on your phone” and empowers guests to seamlessly navigate their entire journey, from booking through check-out:
•Search, Discovery & Booking: Easy, intuitive browsing on Sonder’s recently updated app enables guests to seamlessly reserve and interact with the entire Sonder building portfolio. Guests can book any of our units through a variety of direct (e.g., Sonder.com, the Sonder app, or Sonder’s sales team) and indirect (e.g., Airbnb, Expedia, Booking.com and other Online Travel Agencies) channels. Our mobile-first guest experience, from check-in to check-out, is supported by the Sonder app, regardless of whether a guest books their stay on Sonder.com or another channel. Guests are encouraged to download and use the Sonder app to interact with Sonder services and enhance their stay, but guests are not required to use the Sonder app to stay in a Sonder unit.
•Check-In: Guests can virtually check-in on their phone, completely bypassing the need for a front desk. Guests receive digital instructions and security access codes at the time of their stay, and can request and confirm an early check-in directly through the Sonder app.
•One-Touch WiFi: In-app one-touch WiFi connects our guests easily to our speedy WiFi without memorizing long passwords or difficult network names.
•Digital Concierge: Curated localized recommendations are available in-app at the touch of a button to help guests navigate the local flavor and experiences of each unique city and neighborhood.
•Customer Service On Demand: App-based service requests and issue reporting connect Sonder guests with localized Sonder city teams ready to provide timely and curated assistance.
•Check-out: Guests can instantly request and confirm a late check-out (subject to availability) directly through the Sonder app and find information regarding on and off premises bag storage. The simple app-based check-out process further engages guests by automatically following up with surveys and referral promotion codes.
Focus on Guest Satisfaction
Sonder is hyper focused on providing the modern traveler a seamless experience and unique stay infused with creativity and culture. Sonder measures its guest satisfaction using customer satisfaction (CSAT) scores, which are defined as the percentage of guests surveyed who rated Sonder as a 5 on a scale of 1 (lowest satisfaction) to 5 (highest satisfaction).
The COVID-19 Pandemic’s Impact on Guests
Despite the variety of travel restrictions around the world during the COVID-19 pandemic, guests have continued to find a sense of home at Sonder. Sonder reacted with agility in order to keep its doors open and serve its guests, while complying with new local regulations to offer its guests clean and safe stays. At the height of lockdowns, many guests turned to Sonder as a result of its marketing campaign and outbound sales efforts to promote extended stays of 14 nights or longer.
Examples of COVID-19 pandemic-related use cases include guests working from home, guests social distancing from roommates and family members, guests stranded away from home, and guests taking “staycations”

for a change of scenery. Sonder hosted healthcare professionals, stranded travelers and guests who just needed a little alone time. Sonder’s guests have expressed countless stories of their gratitude to not only have a clean and reliable place to stay, but also somewhere that felt like home in the midst of an incredibly trying time. As travel restrictions eased in certain markets, these previously discussed use cases have persisted, along with an increasing number of digital nomads, drive-to travelers and more. In an April/May 2020 post-stay survey conducted by Sonder, 72% of former Sonder guests who responded said they were more likely to choose Sonder over other branded hotels or other short-term rentals.
Prior to the COVID-19 pandemic, Sonder’s average Length of Stay (“LOS”) was approximately five nights. Sonder’s extended stay marketing initiative in response to the initial COVID-19 pandemic lockdowns drove average LOS up significantly to a peak of 14 nights in April 2020. Average LOS has subsequently decreased, reaching approximately five nights in the fourth quarter of 2021, and Sonder expects its LOS to remain at historical averages as the travel market recovers from the COVID-19 pandemic. Nonetheless, extended stays of 14 nights or longer will continue to be an important aspect of Sonder’s business, particularly if Sonder is able to generate extended stay demand in off-season markets (e.g., Montreal in winter, Dubai in summer).
Demand Generation
Sonder generates demand primarily through:
•Third party online travel agencies (“OTAs”) such as Airbnb, Booking.com, Expedia, PlumGuide and TripAdvisor; and
•Direct revenue on Sonder.com, generated organically.
Direct bookings were 45% of total booked revenue in full year 2021, which was mainly driven by:
•Sonder’s first, modest investment in performance marketing, primarily through social media marketing; and
•Sonder’s establishment of inbound and outbound sales efforts, focused on driving demand for extended stays of 14 nights or longer.
Today, Sonder generates demand through the following sources, described in further detail in the subsections below:
•Third-party OTAs such as Airbnb, Booking.com, Expedia, PlumGuide and TripAdvisor;
•Direct revenue through Sonder.com or the Sonder app, driven by modest performance marketing and organic traffic;
•Outbound and inbound sales focused on increasing group and business demand, which have not historically been meaningful revenue sources; and
•Ancillary revenue generation.
Channel Strategy: OTA Expansion & Improvement
Historically, our primary means of generating demand has been through online travel agencies (“OTAs”). OTAs, such as Airbnb, Expedia and Booking.com, are Internet-based marketplaces that allow consumers to research and book travel products and services, including hotels, alternative accommodations (e.g., apartment style temporary accommodations) and other travel-related services. We list our properties on these platforms where travelers can search for accommodations, and in turn we pay the OTAs a certain percentage channel fee when travelers book one of our units on the respective OTA platform.
Customers booking one of our units through an OTA will immediately see that their booking is with our property, clearly labeled with the Sonder brand, just as properties operated by other brands are similarly labeled with their brands. For example, a customer looking for accommodations in New York City on Expedia will see a variety of properties, both Sonder properties and properties operated by other hospitality brands. When the customer clicks on an individual property to consider choosing it for their New York City trip, he or she will know it is a Sonder branded property, learn about the features of that property, see pictures of that property and see available inventory and prices for selected dates.
Today, the primary OTAs that travelers use to book our units are Airbnb, Booking.com and Expedia, with 52% of 2021 booked revenue coming through these three channels. Guests who book their first stay with us through an OTA can later choose to book another stay with us through the same OTA, a different OTA, or directly from Sonder (e.g., Sonder.com, the Sonder app or Sonder’s sales team). Similarly, our guests who originally booked a Sonder unit directly from us may later choose to book a Sonder unit through an OTA. Regardless of whether a guest books their stay on Sonder.com or another channel, they are able to use the Sonder app to manage their stay and enhance their experience. All guests are encouraged to download and use the Sonder app to interact with Sonder services, but guests are not required to use the Sonder app to stay in a Sonder unit.
Some of the most important drivers of our success with OTA listings are reviews, ratings, badging, and photographs, which all contribute to guests being drawn to Sonder properties over other listings. Over the course of 2020, Sonder proactively focused on improving the quality of its OTA listings across these factors. We are also working to expand our presence onto additional OTAs, particularly those with a more international presence or a greater focus on hotel properties over apartments and other alternative accommodations.
Driving Direct Booking Traffic
While OTAs were historically Sonder’s primary source of demand, we saw a steady increase in direct booked revenue (revenue booked on Sonder.com or, since July 2020, on the Sonder app) as a percentage of total booked revenue from 12% in early 2018 to 45% in 2021. Before 2020, Sonder’s guest experience and differentiated offering drove direct booking traffic with minimal performance marketing spend, however, during 2020, Sonder began experimenting with performance marketing and extended stay discounts available on Sonder.com as a way to generate revenue during the early days of the COVID-19 pandemic. Sonder saw positive shifts to direct bookings as a result of these initiatives as noted above.. We continue to invest heavily in “bottom of the funnel” marketing, focusing on converting leads into purchases (e.g., social media marketing, search engine marketing), and improvements to Sonder.com with the aim of Sonder.com remaining our top channel of demand generation over the long term.
In the future, we plan to expand our focus beyond leisure travelers to potentially new segments such as unmanaged business travel, leveraging both our current strategies while also expanding to influencer/content marketing, search engine optimization and other approaches that address the full customer journey.
We are also in the early stages of developing an innovative loyalty / membership program to drive direct bookings and increase customer loyalty. In the meantime, we have explored other tactics to drive repeat behavior such as implementing a customer relationship management strategy and offering rewards and promotions for second stays. As Sonder continues to grow, loyal customers will be an extremely important driver of demand as we believe these customers will provide superior economics relative to first-time guests. Generally, repeat guests are less sensitive to price, more likely to buy add-on services, and have minimal to no customer acquisition cost.
Building a Sales Team
Sonder is in the process of building out its robust sales capabilities for both outbound sales (e.g., travel management companies, business-to-business sales to corporations) and inbound sales (e.g., servicing group travel such as corporate retreats or family reunions). This is a major area of opportunity for additional demand generation, as most hotels depend on business and group travel generated through a sales team. Our sales team will focus on driving additional group and business travel demand to complement the organic group and business travel that we already convert. Sonder has committed to building out this team after hiring several seasoned industry experts who understand how to capture the best of traditional hospitality, while leaving room for innovation in the areas where traditional hospitality has lagged.

Sonder is in the early stages of developing its sales function. Key areas of focus over the near- to medium-term include:
•Attracting more business travelers for shorter stays by connecting with travel management companies (e.g., TripActions and Egencia) and business-to-business (“B2B”) negotiated rates with corporate clients. For a typical hotel, B2B travel on contracted B2B rates makes up approximately 10% to 15% of their demand mix, but currently makes up very little of Sonder’s demand, creating a huge opportunity for incremental revenue as Sonder will target all business travel, including group transient and corporate extended stay; and
•Engaging Sonder’s inbound sales team on promising leisure and corporate group inquiries. Groups are a substantial revenue source for most hotels, representing another largely untapped growth opportunity for Sonder.
Ancillary Revenue Generation Opportunities
We are beginning to explore opportunities to generate ancillary revenue, including charging for upgrades and our recently launched intra-stay cleaning for guests who prefer more frequent housekeeping services during their stay (the default option is that housekeeping services are only provided between stays). We also plan to explore other ways to continue providing value to and generating revenue from our guests. This could include services monetization (e.g., affiliate commissions from food delivery, parking, or rental cars), in-unit upgrades (e.g., a Peloton exercise bike in the room), and potentially selling items in Sonder units on behalf of retail partners.
Data-Driven Revenue Management
Revenue Management Today
Sonder’s revenue management function is focused on utilizing analytics and data science to optimize for price and occupancy levels. Sonder’s revenue management team is comprised of data scientists, engineers, product managers and revenue managers whose key responsibilities include building a proprietary approach to revenue management that suits both Sonder’s apartments and hotels. This includes sophisticated software that enables Sonder revenue managers to set the best strategies on a market-by-market basis. To maximize revenue, Sonder has built pricing automation technology and a room attribution algorithm, which it uses to create competitive and dynamic prices, and to maximize the number of occupied Sonder units at all times. Sonder’s algorithmic approach also allows calendar shuffling within buildings to maximize availability, as well as dynamic pricing across varying Length of Stay.
Future Revenue Management
Sonder aims to continuously improve its revenue management capabilities in order to further optimize across its current and future demand segments. Today, there is no single revenue management solution on the market that offers an end to end approach across hotels to apartments. Sonder intends to innovate in this area, with a focus on:
•Moving beyond heuristic based price recommendations to more robust data science driven approaches for forecasting demand, predicting elasticity and better informing price recommendations;
•Continuing optimization work to target additional customer segments that span varying price points, channel costs, and loyalty characteristics;
•Continuing to experiment in driving ancillary revenue; and
•Launching features like attribute based pricing.
Sonder’s Properties
Total Portfolio
Sonder had over 7,600 Live Units across 38 markets and 10 countries, with approximately 10,500 additional Contracted Units, as of December 31, 2021. Sonder’s properties offer 1-, 2-, and 3+ bedroom and studio apartments, many of which are furnished with in-unit washer and dryers and fully-stocked kitchens, as well as thoughtfully designed studio and 1-bedroom hotel rooms.
As of December 31, 2021, Sonder’s five largest cities (New York City, Philadelphia, New Orleans, Dubai, and Montreal) accounted for over 35% of its Live Units, and its 10 largest cities accounted for approximately 60% of its Live Units.
The majority of Sonder’s Total Portfolio consists of commercial or mixed use apartment developments where we operate the entire building or full floors within a building. For example, Sonder may lease entire buildings, which may range from fewer than ten-unit buildings in prime locations in trendy cities to large, multi-hundred-unit skyscrapers with great views in tourist destinations. If entire buildings are not available for Sonder to lease and operate as temporary accommodations, Sonder may lease and operate its business in portions of such buildings, such as full floors or multiple floors, alongside other, non-Sonder building tenants. However, a vast majority of Sonder’s recently signed properties are full buildings, and it intends to focus primarily on signing full building properties in the future. For instance, all of Sonder’s Live and Contracted hotel style properties are full buildings, and it intends to continue exclusively operating full buildings for its hotel style properties. Sonder apartments offer hotel style amenities (e.g., fast and free WiFi, toiletries, fresh towels, tea, coffee and kitchen essentials) in some of the most traveled cities in the world.
A smaller, but growing proportion of Sonder’s portfolio consists of hotels where we have partnered with independent, unbranded hotel property owners to convert existing properties into Sonder-branded hotels, putting a modern spin on the traditional hotel, with inspiring design and tech-enabled service. We believe hotels will make up a more substantial percentage of our portfolio by the end of 2022.
In the future, we may add various types of properties to our portfolio, including resorts, and eventually other accommodation categories. We believe all categories can benefit from better design, modern service and technology that eliminates inefficiencies.
Sonder Leases
Sonder signs multi-year fixed leases, mixed leases, or revenue share agreements as the anchor or sole tenant in existing buildings and development projects. Prior to 2020, nearly all of Sonder’s leases were Fixed Leases, whereby Sonder agrees to a fixed periodic fee per unit, and Fixed Leases continue to represent the vast majority of Sonder’s contracts with real estate owners. We also offer flexible contract structures to landlords, including Mixed Lease structures (whereby we agree to pay the real estate owner a minimum fixed periodic fee, plus a certain share of property revenue, typically with a capped periodic amount) and Revenue Share agreements (whereby we agree to pay the real estate owner a variable fee based on certain revenue related metrics as specified in the agreement, rather than a fixed periodic fee).
Our typical property lease has a 5 to 7 year initial term, with up to two 5-year renewals at Sonder’s option. Sonder leases commonly include upfront rent abatement to offset the initial setup costs and revenue ramp for new units. We also typically structure our leases to include downside protections, including partial rent relief in the event of a recession, and frequently include clauses designed to limit the effects of unfavorable market movements, regulatory changes, and force majeure events.
Additionally, in the vast majority of our leases, we are able to negotiate an upfront allowance paid by the real estate owner to help offset the capital invested to prepare and furnish a building and the individual units. Sonder is able to negotiate these allowances by offering real estate owners a higher expected yield on their investment compared to a deal without an allowance. Effectively, Sonder is compensating real estate owners for providing “furnished” units. By agreeing to such terms, real estate owners are able to generate higher than expected cash flows from units while also allowing Sonder to begin operations with much less upfront capital invested. Deals signed from the fourth quarter of 2020 through the fourth quarter of 2021 had on average over 80% real estate owner funded capital expenditure.

Supply Growth
Supply growth—the expansion of Sonder’s portfolio of global properties—is a major driver of its expected revenue growth over the next several years. As of December 31, 2021, Sonder has scaled its business to a Total Portfolio of approximately 18,100 Live and Contracted Units across both apartments and hotels.
Real Estate Team
Sonder’s real estate team consists of distributed business development professionals (“BDs”) managed on a regional level, along with a central team which provides infrastructure (e.g., systems, data, marketing, training) and support. BDs are responsible for signing deals to expand their market’s Total Portfolio, and can be leveraged across multiple markets if one market does not provide the depth of supply to require full-time support. Markets can also have more than one BD depending on size and supply of opportunities. This allows the real estate team a degree of flexibility to optimally staff the highest growth opportunities within each region.
New Market Identification
Sonder evaluates new market launches based on a variety of criteria:
•Demand: Estimate traveler demand (annual nightly stays/visitors), sources of demand and distribution channels, core demand drivers, guest segmentation (leisure vs. business), demand at various RevPAR tiers, and market saturation.
•Supply availability: Assess the number of Class A apartment projects in downtown core areas and desirable neighborhoods that will be delivered in the coming years, and the total independent hotel units available in those neighborhoods.
•Regulations: Understand the path to licensing and legally operating apartments and/or hotels.
•Unit economics: Utilize market rents and RevPARs to understand expected property level profit margins and payback periods on the average apartment and/or hotel deal.
•Brand value: Assess whether entrance into a new market will improve the desirability of Sonder as a global brand and attract new guests.
•Synergies: Triangulate proximity to other Sonder markets; understand potential to leverage overhead resources across multiple markets, but minimize risk of traveler demand cannibalization between new and existing markets.
Target Identification
Sonder utilizes a variety of tactics to source its real estate transactions. Each BD leverages their local network of developers, property investors and owner-operators, and in some cases, leverages in-market brokers to identify projects of interest. We also use databases and listings to identify apartment developments in the planning or mid-construction/renovation stages and hotel opportunities. Sonder engages in marketing efforts (e.g., real estate newsletters and industry events) to drive inbound partnership inquiries from real estate owners, which have in turn driven a growing number of repeat real estate owners leasing to Sonder.
Transaction Process
Sonder BDs interface directly with real estate owners to pitch Sonder’s value proposition, agree to terms that are memorialized in a Letter of Intent (“LOI”), and negotiate the finer details of the deal with the support of Sonder’s centralized legal team. Sonder has built a series of checks and balances into its process in an attempt to secure high quality deals from both a financial/risk and brand perspective. Each signed deal goes through a rigorous 4-step review process beginning pre-LOI submission and continuing through final deal execution:
•Brand Review Committee: Sonder is striving to cultivate a world of choice for our guests, but is also committed to building a better brand. The Brand Review Committee (“BRC”) evaluates new properties from a brand perspective, focusing on location and modern design; it reviews location, building layout, unit concentration, arrival experience, access, signage, guest services, amenities and co-tenancy. The BRC aims to ensure each property Sonder signs will enable it to deliver a great guest experience designed to inspire. Sonder’s Chief Executive Officer, Global Head of Real Estate and VP of Real Estate Development sit on the BRC.
•Underwriting: Once a deal passes BRC review, it undergoes our rigorous underwriting process. This includes a forward-looking projection model, comparable property analysis, comprehensive cash flow projections, scenario modeling and payback period analysis. Sonder’s investment analysis (“IA”) team creates its view of underwriting (independent from the views of the city / real estate teams negotiating the deals), with a detailed analysis of comparable properties in the neighborhood and adjustments for property-specific attributes. The IA team runs multiple scenarios for each deal, with the goal of adequately considering the likelihood and potential impact of downside scenarios.
•Financial Review Committee: The finalized underwriting model is reviewed by the Financial Review Committee (“FRC”) to independently evaluate the risk profile of each deal, and the potential impact on Sonder’s overall portfolio. The FRC reviews each deal to assess deal quality, confirms that deal terms / forecasted economics meet Sonder’s target hurdle rates, suggests alternative deal structures if not already considered and approves LOIs before submission. Sonder’s President and Chief Financial Officer, Global Head of Real Estate and Regional Head of Real Estate (Americas or EMEA) sit on the FRC.
•Final Diligence Review: Sonder has established a robust due diligence function that ensures alignment between the real estate, finance, legal, operations, real estate development and brand teams. It also established a final deal review process to sign off on final deal terms and negotiated lease provisions, including any changes from LOI to final agreement, before signing a contract.
Process for Units Going Live
Every signed lease has an agreed upon Takeover Date, the date on which Sonder receives the keys and is able to begin opening the building (e.g., moving in furniture, staging / photographing units for listing). The length of time between the Contracted Date (the date on which a new real estate contract is signed by all parties) and the Takeover Date is referred to as the Lead Time. This is the period during which Sonder does not pay rent and does not generate revenue, but has a contractual commitment from the real estate owner(s) that Sonder will receive the keys for the building once it is ready.
Lead Times vary depending on product type (apartment vs. hotel) and stage of development. Historically, a majority of Sonder’s apartment properties have been signed while in the development phase; however, Sonder’s recent signings have trended more towards apartment properties under construction and nearing delivery. In these cases, Lead Times are driven by construction timelines, which could be one to three years depending on the development stage when Sonder signs the deal, the developer’s success in obtaining necessary permits and financing, and other factors. In contrast, hotels have relatively short Lead Times (a few months on average) because hotel deals are typically existing operating properties, sometimes with the only renovation being minor updating work.
When the real estate owner notifies Sonder that the premises are ready to be delivered in the condition required under the lease, Sonder’s legal team works closely with Sonder’s local city team to verify that all delivery conditions have been satisfied. To the extent delivery conditions are outstanding, Sonder works with the real estate owner to ensure all items are complete prior to acceptance of the keys on the Takeover Date.
Once Sonder receives the keys from the real estate owner, it then commences the building opening process in order to prepare the building for guests. If the building opening process cannot be completed prior to the Takeover Date, Sonder experiences an Opening Period, a period in which Sonder is paying rent (or utilizing prenegotiated abatement) but is not yet able to generate revenue from the building. Sonder focuses on operational and technology-driven improvements to reduce its Opening Period, including its global supply chain to furnish and equip its spaces at a high quality level and in a short amount of time. Once the building opening process is complete, a unit is considered live, which means it is listed on Sonder.com, the Sonder app and OTA websites, and is open for guest bookings.
Supply Growth Strategy
In the short-term, Sonder will focus its supply growth efforts primarily on existing markets where it has existing Live Units or Contracted Units. Sonder has spent the last several years building the infrastructure and relationships with real estate owners in these markets, and believes that there is significant opportunity for further expansion within these geographies.
A Passion for Design
A belief in the power of design is central to Sonder’s mission. We see design as a verb, not just a noun: encompassing how something works and feels, not just how it looks. Sonder has built an entire organization of designers: people, skills, disciplines, and decision makers who care about the design behind every detail in a great stay—from operations technology to the guest-facing app to the spaces it offers.
We take pride in the spaces and experiences we bring to life through our interdisciplinary teams and external partnerships spanning architecture, product and service design, graphic communications, copywriting, and more.
Design Partnerships
Sonder cares deeply about artistry. We celebrate the creators and makers around Sonder—the exceptional ones who see the art in everything and never settle for ordinary. As Sonder looks to the future, we plan to collaborate with more local architects, artisans, designers and craftspeople. Sonder is focused on bringing its passion for design and creativity to its guests, with a focus on celebrating the local communities in each Sonder city.
Operations
While the Sonder guest experience is tech-enabled, it is also powered by Sonder’s operations teams (located both on-the-ground in local markets and centrally at Sonder’s headquarters) focused on efficiently and effectively opening new Sonder buildings, providing best practice playbooks for ongoing operations and serving our guests.
Operations Team
On-the-ground teams are mainly composed of service staff, with leadership in the form of city-level and regional General Managers to achieve a high-quality guest experience and a rapid pace of new building openings. Central teams include those focused on supply chain, interior design, real estate development, guest service and operational excellence.
Supply Chain
In the Americas, Sonder has built a streamlined global supply chain powered by proprietary warehouse and inventory management technology. This enables lean operations while supporting rapid expansion. Furniture, art, decor, linens and other guest facing items are curated by Sonder’s centralized sourcing and merchandising team, and sourced from top international and domestic vendors. Sonder focuses on ensuring that furniture adheres to a high grade of quality and reliability while retaining aesthetic appeal, and expects its suppliers to abide by its Supplier Code of Conduct (which is informed by internationally recognized social, environmental, and ethical standards). These products are stored in central warehouses, allowing for quick turnaround times and distribution to enable rapid building openings.
In Europe and the Middle East, Sonder works with local providers to deliver a similar aesthetic and grade of product to deliver a high-quality guest experience, brand consistency, and fast deployment.
Building Openings
Sonder’s global infrastructure and highly experienced on-the-ground teams allow it to onboard new properties quickly and efficiently. In North America, once a project has been signed and designed, any necessary furniture and decor items are shipped from central distribution centers to local city warehouses before being delivered to each building all at once as a full “hotel in a box.” In Europe and the Middle East, Sonder works with local providers to deliver a similar end product. Sonder’s local city building opening teams ensure that the spaces are immaculately set up and well-photographed before welcoming its first guests.
Day-to-Day Operations
Sonder’s day-to-day operations are delivered by central and locally based teams, powered by a combination of proprietary and third party software.
Sonder’s central customer care team and locally based service teams work hand-in-hand to address guests’ inquiries, issues, and requests quickly and effectively. Sonder’s central customer care team has hubs in North America, Europe and Asia.
Back-of-house teams such as housekeeping — both Sonder-employed and third party providers—use proprietary software to deliver incredible, spotlessly clean spaces and resolve any guest issues or requests that might arise.
Competition
Given the nature of Sonder’s business model, it operates in two highly competitive environments: (i) attracting guests and (ii) securing desirable real estate supply.
Competition for Guests
Travelers are faced with many options as they search for a stay that best suits their needs. Sonder competes for guests based on many factors, including the location and quality of accommodations, property amenities, reputation for guest services and guest-facing technologies, pricing and brand loyalty. Within traditional hospitality, Sonder competes primarily with major incumbent operators in the upscale and upper upscale hotel segments, such as Hilton, Marriott and Hyatt, who have built their brands and customer loyalty over several decades. Sonder also competes against boutique hotel operators and smaller hotel chains, particularly in non-U.S. markets.
Guests are increasingly shifting their hospitality spend to alternative accommodation providers that offer differentiated home-like experiences at price points below that of traditional hotels. Within alternative accommodations, Sonder is, by far, the largest branded operator. Many of our direct venture-backed competitors in this space have relatively limited operations in a small number of markets. The alternative accommodation space also includes the likes of Airbnb, Vrbo (owned by Expedia Group), and various large Internet-based companies that advertise hotel rooms and other travel services. Sonder considers OTAs an important channel partner, with OTAs accounting for approximately 50% of total revenue in 2020.
Competition for Real Estate Supply
Sonder competes against various parties for new buildings in order to increase its Total Portfolio size. On the apartment side, Sonder competes against other leasing styles (e.g., traditional lease-up to 12-month term tenants) as well as other short-term rental companies with similar business models to its own, albeit on a smaller scale and in fewer markets. On the hotel side, Sonder primarily competes against traditional hotel property managers.
However, we believe we offer a compelling value proposition to the developers and owners of apartments and hotels. Sonder provides apartment developers superior economics by eliminating lengthy lease-up periods, minimizing sales and marketing costs, and removing many daily operational burdens. For independent, unbranded hotel owners, Sonder applies its technology, design, and brand to improve the top and bottom-line performance of the property, offering owners a steady stream of income while taking the operational headaches off their hands. Sonder has entrenched itself as the preferred counterparty of many of its partners due to its scaled operations and proven track record. Sonder’s commitment to collaboration with real estate owners creates a differentiated outcome for all stakeholders.

Regulatory Compliance
Sonder’s strategy includes rigorous attention to regulatory compliance as its operations are subject to regulations in the following principal areas, across a wide variety of jurisdictions.
Property and Accommodations Regulation
Sonder’s business is subject to U.S. and foreign federal, state and local laws and regulations that vary widely by city, country and property type. In many cities, local regulations affect Sonder’s ability to offer accommodations for specified durations or in certain neighborhoods. Hospitality and transient accommodations operations are also subject to compliance with the U.S. Americans with Disabilities Act and other laws and regulations relating to accessibility, and to laws, regulations and standards in other areas such as zoning and land use, licensing, permitting and registrations, fire and life safety, environmental and other property condition matters, staffing and employee training, cleaning protocols and other COVID-19 requirements, and property “star” ratings where required. Additionally, Sonder’s real estate owners are also responsible for their own compliance with laws, including with respect to their employees, property maintenance and operations, environmental laws and other matters.
Before signing any new leases in a new market, Sonder engages local legal counsel to help identify relevant regulatory requirements. This research includes analysis on licensing and zoning, building code, accessibility and operations requirements, fire and life safety regulations, tax compliance, and local employment laws. Every leased property has unique characteristics, requiring further due diligence and regulatory analysis before each new lease signing.
Sonder monitors regulatory changes in each existing market on an ongoing basis. To facilitate its growth and compliance work in each city, Sonder also proactively establishes relationships with local regulatory agencies, elected officials, business and community groups to build trust and improve understanding of Sonder’s business model.
Privacy and Data Protection Regulation
In processing travel transactions and information about guests and their stays, Sonder receives and stores a large volume of personally identifiable data. The collection, storage, processing, transfer, use, disclosure and protection of this information are increasingly subject to legislation and regulations in numerous jurisdictions around the world, such as the European Union’s General Data Protection Regulation (“GDPR”) and variations and implementations of that regulation in the member states of the European Union, as well as privacy and data protection laws and regulations in various U.S. States and other jurisdictions, such as the California Consumer Privacy Act (as amended by the California Privacy Rights Act), the Canadian Personal Information Protection and Electronic Documents Act (“PIPEDA”), and the UK General Data Protection Regulation and UK Data Protection Act.
Sonder takes a variety of technical and organizational security measures and other procedures and protocols to protect data, including data pertaining to guests and employees, and Sonder is engaged in an ongoing process of evaluating and considering additional steps to comply with the California Consumer Privacy Act, GDPR, PIPEDA, the UK General Data Protection Regulation, and UK Data Protection Act.
Employment
Sonder is also subject to laws governing its relationship with employees, including laws governing wages and hours, benefits, immigration, workplace safety and health, and hotel-specific ordinances.
Other Regulation
Sonder’s business is subject to various other laws and regulations, involving matters such as income tax and other taxes, consumer protection, online messaging, advertising and marketing, the U.S. Foreign Corrupt Practices Act and other laws governing bribery and other corrupt business activities, and regulations aimed at preventing money laundering or prohibiting business activities with specified countries or persons. As Sonder expands into additional markets, it will be subject to additional laws and regulations.

The regulatory environment in each market is often complex and evolving, and can be subject to significant change. Some relevant laws and regulations are inconsistent and ambiguous, and could be interpreted by regulators and courts in ways that could adversely affect Sonder’s business, results of operations, and financial condition. Moreover, certain laws and regulations have not historically been applied to an innovative hospitality provider such as Sonder, which often makes their application to Sonder’s business uncertain. For additional information regarding the laws and regulations that affect Sonder’s business, see the section titled “Risk Factors” in this Annual Report on Form 10-K.
Environmental, Social and Governance (“ESG”)
In 2020, Sonder established a dedicated Sustainability, Partnerships and Social Impact function that supports, advises and provides best practices on ESG across the organization. As a rapidly expanding business, Sonder understands the importance of adopting responsible business practices and has taken deliberate steps to consider integrating crucial aspects into its business and how it will measure and transparently report ESG information to investors in the future.
Sonder’s ESG goal is to foster the social, environmental and economic well-being of the communities it calls home. To do this, Sonder is developing initiatives, setting targets and forming partnerships through its People, Place and Planet framework. Together these three pillars illustrate Sonder’s commitment to its employees and guests, to the communities in which it operates, and to minimizing its environmental footprint.
Over this ramping up period, we have established or begun developing best practices across our three pillars including:
People
•Developing and publishing core corporate social responsibility (CSR) policies, i.e. Modern Slavery Act Statement; Supplier Code of Conduct; DEI Statement; and a Zero Tolerance policy reflected in our Sonder House Rules.
•Establishing a voting policy granting time-off to our employees to allow them to engage in local U.S. elections.
•Establishing seven Employee Resource Groups (ERGs): Blackout; SonderSisters; LGBTQIA+; Visible; Sustainability; Unidos; and SonderVeterans.
•Instituting our Volunteer Time Off (VTO) Policy, an employee benefit to enable volunteering that Sonder will also track and report on an annual basis.
Place
•Launching an employee volunteering and donation platform to support employee and ERGs engagement.
•Launching Sonder’s first corporate social responsibility (CSR) partnership with Lyft & Off-Their-Plate to support restaurant workers and healthcare professionals through donated meals and free ride credits to work during the peak of the COVID-19 pandemic.
•Identifying and vetting partners for Sonder unit donations in instances of disaster relief and patients seeking care.
•Donating approximately USD $500,000 in furniture to local governments and charities globally in 2020.
Planet
•Partnering with a smart thermostat provider to reduce energy consumption, track usage and transition to clean energy sources.

•Using renewables and reducing costs such as transitioning from electricity in all Sonder Chicago properties to local community solar sources and exploring such steps in other cities in which we operate.
•Starting processes to develop a decarbonization roadmap and greenhouse gas inventory.
•Determining ways in which we will report against the standards set by the Sustainability Accounting Standards Board (SASB) for sustainability reporting and investor requested climate disclosures.
•Identifying top sustainability metrics to improve our competitiveness in corporate RFPs.

Sonder Employees & Culture
Employees
As of December 31, 2021, Sonder had approximately 1,200 employees across 20 states in the U.S., and approximately 300 employees located in 10 countries outside of the United States and approximately 100 remote workers. Sonder’s workforce consisted of approximately 800 salaried and approximately 800 hourly employees as of that date. Certain non-U.S. employees are currently represented by unions or covered by a collective bargaining agreement.
Culture
Sonder’s people philosophy is to create a workplace where everyone can thrive.
Sonder’s culture is defined by ten leadership principles, designed to ignite more innovation, and in many ways to combat the very natural but detrimental impulses of organizations as they scale. Sonder’s leadership principles allow us to move quickly and strategically, to stay inspired and coordinated, and to help Sonder challenge the status quo. It is our hope that as we scale, the organization will become faster, more inspiring, and a better place to work. In short, better.
Diversity, Equity and Inclusion
Extending hospitality to all is one of Sonder’s leadership principles. Living up to that principle means fully embracing diversity - - ensuring that all of our employees, guests, partners, and communities feel safe, respected, included, cared for, and empowered.
Sonder is resolute against hate. In accordance with our non-discrimination and harassment policy, we have zero tolerance for racism, sexism, discrimination, intimidation, or violence of any kind.
An important part of Sonder’s business mission is a never-ending pursuit to make things better. We are in the early stages of our DEI work as a company. Though we have much to do, we have taken the initial steps to create a DEI working group to listen to and to engage employees. This team will guide our work, including setting clear goals in order to better evaluate progress as we grow. We have established seven ERGs: Blackout; SonderSisters; LGBTQIA+; Visible; Sustainability; Unidos; and SonderVeterans.
Intellectual Property
Sonder relies on trademarks, domain names, copyrights, trade secrets, contractual provisions, and restrictions on access and use to establish and protect its proprietary rights.
As of December 31, 2021, Sonder had 105 trademark registrations and pending applications, including registrations for “Sonder” in the United States, Canada and various other countries, applications and registrations for the Sonder bird logo in 352 countries, and an application for “Sonder” (and bird logo) and two applications for “SONDER in Chinese Characters” in China.

In addition to trademark protection, Sonder reserves and registers domain names when and where deemed appropriate and is the registered holder of more than 80 domain names, including “sonder.com.”
In addition to the protection provided by its intellectual property rights, Sonder enters into confidentiality and proprietary rights agreements with certain of its employees, consultants, contractors and business partners. Certain employees and contractors are also subject to invention assignment agreements. Sonder further controls the use of its proprietary technology and intellectual property through provisions in its terms of use on its website and guest app.

Item 1A. Risk Factors
You should carefully review and consider the following risk factors and the other information contained in this Annual Report on Form 10-K, including the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes thereto included elsewhere in this Annual Report on Form 10-K, in making an investment decision. Our business, operating results, financial condition or prospects could also be harmed by risks and uncertainties not currently known to us or that we currently do not believe are material. If any of the risks actually occur, our business, operating results, financial condition and prospects could be adversely affected. In that event, the market price of our common stock could decline, and you could lose part or all of your investment. The occurrence of one or more of the events or circumstances described in these risk factors, alone or in combination with other events or circumstances, may have a material adverse effect on the business, cash flows, financial condition and results of operations of Sonder. The risks discussed below may not prove to be exhaustive, and are based on certain assumptions made by Sonder that later may prove to be incorrect or incomplete. Sonder may face additional risks and uncertainties that are not presently known to it, or that are currently deemed immaterial, which may also impair our business or financial condition. The following discussion should be read in conjunction with the financial statements and notes to the financial statements included herein.
The risk factors below reflect our business after the closing of the Business Combination.
Risks Related to Our Business and Industry
Sonder’s forecasts and projections are based upon assumptions, analyses and estimates developed by its management. If these assumptions, analyses or estimates prove to be incorrect or inaccurate, Sonder’s actual results may differ materially from those forecasted or projected.
Sonder’s forecasts and projections, including projected revenues, margins, profitability, cash flows, Bookable Nights, Revenue per Available Room (“RevPAR”), lease signings and Live Units, and the anticipated market opportunity, growth and penetration, are subject to significant uncertainty and are based on assumptions, analyses and estimates developed by Sonder’s management, including with reference to third-party forecasts, any or all of which may prove to be incorrect or inaccurate. These include assumptions, analyses and estimates about future pricing and Occupancy Rates, the type and size of future properties, the timing of lease signings, building openings and development, local regulatory environments, the terms of future leases, and future costs, all of which are subject to a wide variety of business, regulatory and competitive risks and uncertainties. If these assumptions, analyses or estimates prove to be incorrect or inaccurate, Sonder’s actual results may differ materially from those forecasted or projected, adversely affecting the value of our Common Stock.
Sonder’s revenue, expenses and operating results could be materially adversely affected by changes in travel, hospitality, and real estate markets, as well as general economic conditions such as an economic downturn or recession.
Sonder’s business is particularly sensitive to trends in the travel, hospitality, and real estate markets, and trends in the general economy, which are unpredictable. Travel, including demand for accommodations, is highly dependent on discretionary spending levels. As a result, hospitality sales tend to decline during general economic downturns and recessions, and times of political or economic uncertainty, as consumers engage in less discretionary spending, are concerned about unemployment or inflation, have reduced access to credit or experience other concerns or effects that reduce their ability or willingness to travel. Leisure travel in particular, which accounted for a substantial majority of Sonder’s pre-COVID-19 pandemic traveler demographic, is dependent on discretionary consumer spending levels. Downturns in worldwide or regional economic conditions, such as the current downturn resulting from the COVID-19 pandemic, have led to a general decrease in leisure travel and travel spending, and similar downturns in the future may materially adversely impact demand for Sonder’s accommodations. Such a shift in consumer behavior could materially and adversely affect Sonder’s business, results of operations, and financial condition. Therefore, Sonder’s operating results may be adversely affected by changes in the broader economy and the travel, real estate and vacation rental industries.

In addition to the impact of economic conditions, Sonder’s business could be adversely affected by other factors that cause reductions in travel, such as:
•Public health concerns, including but not limited to the COVID-19 pandemic or other future public health crises;
•Regional hostilities, war, terrorist attacks or civil unrest, such as the 2022 Russian invasion of Ukraine;
•Immigration policies and other governmental restrictions on residency and travel;
•Imposition of travel- or hospitality-related taxes or surcharges by regulatory authorities;
•Changes in regulations, policies, or conditions related to sustainability, including climate change, and the impact of climate change on seasonal destinations;
•Work stoppages or labor unrest at a potential travel destination; or
•Natural disasters or adverse weather conditions.
In addition to affecting demand, economic downturns, rising interest rates, and other adverse developments in real estate markets may result in decreases in new construction starts, property conversions and renovations, and increases in foreclosures, which could result in fewer units available for leasing. Any or all of these and other factors could reduce the demand for Sonder’s services and the supply of new units, thereby reducing Sonder’s revenue. The above factors could also require higher marketing and other costs to attract guests, and could result in less favorable terms for new leases, which would increase Sonder’s expenses.
Sonder may be unable to successfully negotiate satisfactory leases or other arrangements to operate new properties, onboard new properties in a timely manner, or renew or replace existing properties on satisfactory terms or at all, any of which may limit Sonder’s growth and could cause Sonder to miss its growth or financial forecasts.
Sonder currently leases all of its locations. Sonder continually pursues additional units by signing new leases or additions to existing leases, and also pursues management agreements and other arrangements with property owners and developers. If Sonder fails to secure or renew leases or other arrangements for attractive properties, it will not be able to expand its portfolio of locations and may not achieve its growth and financial forecasts.
Sonder may not be able to add sufficient properties to its portfolio that meet its brand standards, at an acceptable cost, to meet its strategic growth goals and financial forecasts. Due to the number of properties that Sonder has already secured under leases or other arrangements in many major U.S. and Canadian cities, it may find it more difficult to find additional attractive properties in those markets. In Europe and other international markets, Sonder has less experience and fewer real estate personnel, and local regulations and real estate industry practices may make it more difficult to locate properties that are strategically aligned with Sonder’s business model. Even where Sonder identifies suitable properties, it may not be able to negotiate leases or other arrangements on commercially reasonable terms.
In addition, commercial terms that are negotiated by Sonder’s real estate teams in existing markets may not be widely accepted in new markets, which may complicate or delay Sonder’s planned expansion or make such expansion less attractive. Competition for attractive properties can be intense, and competitors may offer owners and developers more attractive terms. Sonder also has relatively little experience with management agreements or other alternatives to traditional leases which may make it more difficult for it to secure properties where the owner or developer prefers a management agreement or other occupancy arrangement over a lease.
In addition, Sonder’s ability to extend an expiring lease on favorable terms or to secure an alternate location will depend on then-prevailing conditions in the real estate market, such as overall rental cost increases, competition from other would-be tenants for desirable leased spaces, Sonder’s relationships with current and prospective building landlords, and other potential factors that are not within Sonder’s control. If Sonder is not able to renew or replace an expiring lease, it will lose the opportunity to generate additional revenue from that space and will incur costs related to vacating it. If Sonder renews or replaces a lease with higher than expected rent or on terms that are otherwise less favorable to Sonder than it expected, Sonder’s profitability and cash flow could be adversely affected.
Delays in real estate development and construction projects related to Sonder’s leases could adversely affect Sonder’s ability to generate revenue from such leased buildings.
Sonder’s business is also subject to property development risks. From time to time, Sonder enters into arrangements with property developers to lease all or a portion of a building that is being built or converted for housing accommodations. Sonder expects the number of these early-stage development projects within its business to increase. Even where a project proceeds as planned, it can be many months or even years before the leased property is completed and Live Units become available for guest booking. In addition, the commitments of owners and developers under these arrangements are subject to various conditions and the completion of such development and construction projects are subject to numerous risks, including, in many cases, the owner’s or developer’s ability to obtain adequate financing, construction materials or labor, and governmental or regulatory approvals. Sonder has experienced unforeseen delays in the readiness of property developments, and expects to encounter similar delays in the future. As a result, any such properties in Sonder’s forecast property pipeline may never develop into new sources of revenue when Sonder anticipated or at all.
Newly leased properties may generate revenue later than Sonder estimated, and may be more difficult or expensive to integrate into Sonder’s operations than expected.
Even when Sonder succeeds in signing a lease for a new property, the landlord or developer may be unable or unwilling to deliver the property in the timeline initially provided for, or Sonder may encounter other unforeseen delays in preparing the property for initial guest bookings. Sonder refers to this process as “building opening.” Delays also may occur due to supply chain shortages including fixtures, furnishings and other materials, or the unavailability of third-party contractors. Many newly-leased properties become available to Sonder only after a considerable period of time, which increases the risk of unforeseen delays in building openings. Later than expected building openings at properties also results in a delay in generating revenue from such properties, which could cause Sonder to miss its financial forecasts. In addition, the success of any new property will depend on Sonder’s ability to integrate it into existing operations, which is subject to uncertainties including potential difficulties in integrating guest-facing and back-office systems or in engaging third party vendors to service the properties. Newly-leased properties could be more difficult or expensive to onboard, have undisclosed conditions that result in unanticipated expenses or claims against Sonder for which it may have little or no effective recourse against the landlord, or otherwise may not provide their anticipated benefits.
Sonder’s limited operating history and evolving business make it difficult to predict whether Sonder will achieve its financial, operating and growth forecasts.
Sonder’s business continues to evolve. Sonder has expanded significantly since its inception, including the number of cities and countries in which it operates. Within the last few years, it also has begun to operate properties with traditional hotel room layouts and to focus more of its expansion efforts on leasing full buildings or larger numbers of units or floors within a property. In addition, Sonder has operated many of its leased properties for a limited period of time, and their early results may not be indicative of their long-term performance. For example, approximately 45% of units available for guest bookings as of December 31, 2021, which Sonder refers to as “live” units, had been live for less than one year. Sonder’s relatively limited operating history and evolving business make it difficult to evaluate the likelihood that Sonder will achieve its financial, operating and growth forecasts, and to predict and plan for the risks and challenges Sonder may encounter. These risks and challenges include Sonder’s ability to:
•Forecast its revenue and budget for and manage its expenses, particularly at new buildings or in new markets;
•Onboard new, high-quality units in a timely and cost-effective manner;
•Keep existing units available for booking and reduce nights lost to repairs or other interruptions;

•Comply with existing and new laws and regulations applicable to its business, including those related to the COVID-19 pandemic or any future public health crises;
•Plan for and manage capital expenditures for current and future properties, including renovations of units and development of new properties, and manage relationships with landlords, developers, service providers and other partners;
•Anticipate and respond to macroeconomic changes, fluctuations in travel and tourism, and other changes in the markets in which Sonder operates;
•Maintain and enhance the value of its reputation and brand;
•Effectively manage growth;
•Successfully expand its geographic reach;
•Hire, integrate and retain talented people at all levels of its organization; and
•Successfully develop new features, amenities and services to enhance the experience of guests.
If Sonder fails to address the risks and difficulties that it faces, including those associated with the challenges listed above as well as those described elsewhere in this section titled “Risk Factors,” Sonder’s business, financial condition and results of operations could be adversely affected. Further, because Sonder has limited historical financial data and operates in a rapidly evolving industry, any predictions about future revenue and expenses may not be as accurate as they would be if it had a longer operating history or operated in more predictable markets. If Sonder does not address these risks successfully, or if Sonder’s assumptions regarding these risks and uncertainties, which are used to plan and operate Sonder’s business, are incorrect or change, Sonder’s results of operations could differ materially from expectations and its business, financial condition and results of operations could be adversely affected.
Sonder may be unable to effectively manage its growth.
Since its inception, Sonder has experienced rapid growth and continues to pursue significant unit growth in existing and new markets throughout the world. The number of Sonder units available for guest bookings, which are referred to as Live Units, increased to over 7,600 Live Units as of December 31, 2021. Sonder’s worldwide employee headcount grew from approximately 1000 employees at December 31, 2020 to approximately 1,600 as of December 31, 2021.
Sonder’s business is becoming increasingly complex due in part to the continued rapid evolution of the hospitality industry, the ongoing COVID-19 pandemic, Sonder’s expansion into new markets, the increasing number of hotels within its portfolio, and changing local and national tax regimes and regulatory requirements. This increased complexity and rapid growth have demanded, and will continue to demand, substantial resources and attention from Sonder’s management. To support its planned growth, Sonder will need to improve and maintain its technology infrastructure and business systems, which may be costly and is subject to uncertainties. Sonder will also need to increase headcount and hire additional specialized personnel in the future as it pursues its growth objectives. For example, Sonder will need to hire, train and manage additional qualified employees to support its engineering, real estate, and operations (including financial operations and accounting, sales and marketing, legal, customer service, and trust and safety personnel), as well as employees experienced in security and hospitality operations to support its growing city teams to properly manage its growth. When Sonder enters or expands operations in a particular city, it will also need to hire a substantial number of building opening and guest services staff to meet target dates for opening new properties even before these properties begin to generate revenues.
Sonder is experiencing, and may in the future experience, shortages of qualified hospitality personnel, including in markets where hotels and other accommodations are re-opening due to improved public health. Hospitality personnel in many markets left the industry in the past year due to the effects of the COVID-19 pandemic, and Sonder has also experienced temporary staffing shortages when its hospitality employees or their family members have contracted COVID-19, and may experience such shortages again in the future. Local labor shortages may arise for other reasons, from time to time. If Sonder is unable to hire, train and integrate a sufficient number of hospitality personnel when needed, if new hires perform poorly, or if Sonder is unsuccessful in retaining existing employees, Sonder may not be able to meet its business and growth objectives and provide effective guest services.
The COVID-19 pandemic and efforts to reduce its spread have had and are expected to continue to have a material detrimental impact on Sonder’s business, operations and financial results.
The COVID-19 pandemic has severely restricted the level of economic activity around the world, and is continuing to have an unprecedented effect on the global hospitality and travel industries. The global spread of COVID-19 has been and continues to be a complex and evolving situation. Governments, public institutions and other organizations have and continue to impose or recommend, at various times and degrees, that businesses and individuals implement restrictions on a wide array of activities to combat its spread, such as restrictions and bans on travel or transportation, limitations on the size of in-person gatherings, closures of, or occupancy or other operating limitations on, work facilities, hospitality facilities, schools, public buildings and businesses, cancellation of events, including sporting events, conferences and meetings, and quarantines and lock-downs. COVID-19 and efforts to mitigate its spread have dramatically reduced travel and demand for accommodations, which has impacted and will continue to impact Sonder’s business. While many countries have begun the process of vaccinating their residents against COVID-19, the unprecedented scale and logistical challenges of vaccine distribution, as well as uncertainty over the efficacy of the vaccines against new variants of the virus, may contribute to delays in the loosening of restrictions and economic recovery and continued reluctance to travel.
The extent to which the COVID-19 pandemic impacts Sonder’s business, operations, and financial results, including the duration and magnitude of such effects, will depend on numerous evolving factors that Sonder may not be able to accurately predict or assess, including:
•The continued duration and scope of the COVID-19 pandemic, as well as whether and to what extent additional variants or resurgences of the virus occur (including due to the Delta, Omicron and any other variants of the virus);
•The COVID-19 pandemic’s negative impact on global and regional economies and economic activities, including the duration and magnitude of its impact on unemployment rates and consumer discretionary spending;
•The COVID-19 pandemic’s short- and long-term impact on the demand for travel and for accommodations in Sonder’s markets;
•The actions governments, businesses and individuals take in response to the COVID-19 pandemic, including quarantines and lock-downs, and limiting or banning travel and/or in-person gatherings;
•The COVID-19 pandemic’s effect on the financial health, budgets and business activities of current and potential landlords and property developers;
•The effectiveness, availability and deployment of COVID-19 vaccines; and
•How quickly economies, travel activity and demand for accommodations recover after the initial COVID-19 pandemic subsides.
Sonder’s responses to the COVID-19 pandemic and future public health crises may adversely affect guest loyalty and satisfaction, employee relations, and hospitality operations.
In response to the COVID-19 pandemic’s effect on demand for accommodations, Sonder took steps to reduce operating costs, including, in March 2020, laying off a substantial number of employees, and temporarily furloughing, reducing compensation, or implementing reduced work weeks for other personnel. The ongoing COVID-19 pandemic and any other future regional or global public health crises may also necessitate more restrictive approaches to providing guest services, changes in guest cancellation and refund practices, or additional guest support resources related to enhanced health and hygiene requirements. These steps and further changes Sonder may make to respond to public health concerns or reduce costs may negatively impact guest satisfaction, guest services and hospitality operations, or Sonder’s ability to attract and retain employees, and its reputation and market share may suffer as a result. The COVID-19 pandemic may also cause financial difficulties for Sonder’s landlords, resulting in inadequate maintenance or other problems at the properties Sonder offers to guests, which could damage Sonder’s revenues and reputation, disrupt its operations, and lead to costly or disruptive disputes.
The COVID-19 pandemic and any future public health crisis may result in higher costs, slower than anticipated growth and lower than expected revenues.
Sonder has adopted measures to address the COVID-19 pandemic that have increased its short-term costs and reduced near-term revenues. For instance, through lease renegotiation and exercise of termination rights, Sonder phased out nearly 3,400 units from its Total Portfolio from March 1 through December 31, 2020 (including both Live Units and units that were leased but not yet receiving guests), which resulted in lease termination costs and other offboarding-related expenses, disputes with landlords, and foregone revenue from the phased-out units. Sonder also implemented new cleaning procedures and health and safety protocols, and restricted certain bookings due to pandemic-related travel restrictions. Prospectively, Sonder also expects to incur restart costs and other expenses associated with reopening offices that were closed during the COVID-19 pandemic. A future pandemic or other public health crisis may require similar responses or result in other cost increases, including higher operating expenses due to the need to invest in new technology, amenities or unit designs in order to satisfy new health and safety regulations or to conform to evolving guest expectations.
In addition, the ongoing COVID-19 pandemic or a future public health crisis may disrupt or delay Sonder’s planned growth in its property portfolio, for example, by adversely affecting the ability of some developers to obtain or draw upon financing arrangements for Sonder projects that are in construction or development. The COVID-19 pandemic also caused construction delays due to government restrictions on non-essential activities and shortages of supplies caused by supply chain interruptions, and a future public health crisis may also affect real estate development activities. The COVID-19 pandemic is also causing financial difficulties for some existing and prospective landlords, which may impair their willingness or ability to invest in property improvements or conversions necessary to add to Sonder’s portfolio of units. As a result, some of the properties in Sonder’s pipeline may not enter the market or become part of its portfolio when anticipated, or at all. Delays, increased costs and other impediments to projects under development, or to its unit opening process, would reduce Sonder’s ability to realize revenue.
Sonder also cannot predict the long-term effects of the COVID-19 pandemic on its partners and their business and operations or the ways that the pandemic or a future public health crisis may fundamentally alter the travel and hospitality industries. In particular, Sonder may need to adjust to future supply shortages or other changes in its supply chain as well as structural changes to certain types of travel. For example, Sonder recently commenced sales and marketing efforts focused on corporate travel, which has not been a meaningful source of revenue, but there is uncertainty over whether and how corporate travel will rebound given the increase in remote working and video conferencing during the COVID-19 pandemic, as well as lingering public health concerns.
Sonder has a history of net losses and it may not be able to achieve or maintain profitability in the future.
Sonder has incurred net losses each year since its inception, and it may not be able to achieve or maintain profitability in the future. Sonder incurred net losses of $294.4 million and $250.3 million for the years ended December 31, 2021 and December 31, 2020, respectively. In addition, Sonder had an accumulated deficit of $814.8 million as of December 31, 2021. Sonder’s expenses will likely increase in the future as it seeks to expand in existing and new domestic and international markets, focus heavily on sales and marketing efforts, continue to invest in new technologies, internal systems, designs and unit amenities, expand its operations, and hire additional employees. These efforts may be more costly than expected and may not result in expected increases in revenue or growth in its business, which would impair Sonder’s ability to achieve or maintain profitability. In addition, Sonder generally leases properties under multi-year arrangements, but guest revenues are generated through stays that currently average less than one week. Any failure to increase Sonder’s revenue sufficiently to keep pace with the fixed components of its lease obligations, investments and other expenses could prevent it from achieving or maintaining profitability or positive cash flow on a consistent basis or at all. If Sonder is unable to successfully address these risks and challenges, its business, financial condition and results of operations would be adversely affected.
Sonder expends resources relating to the preparation and repair of its leased properties, which may be higher than anticipated.
Sonder typically devotes resources to prepare a newly-leased property for its initial guests, referred to as building openings, and to keep its leased properties in a safe and attractive condition. Although Sonder attempts to have the landlord or developer bear the out-of-pocket opening costs, it is sometimes responsible for all or a portion. Even where landlords and developers are contractually responsible for some costs, they may dispute or fail to comply with their obligations. In addition, while the majority of Sonder’s leases require landlords to bear responsibility for the repair and maintenance of building structures and systems, at times Sonder may be responsible for some of these obligations, and in most cases, Sonder is responsible for the repair and maintenance of damage caused by its guests. Sonder’s leases may also require that it return the space to the landlord at the end of the lease term in essentially the same condition it was delivered to Sonder, which may require repair work. The costs associated with Sonder’s building openings, repair and maintenance may be significant and may vary from its forecasts.
Sonder also periodically refurbishes some of its units to keep pace with the changing needs of its guests and to maintain its brand and reputation. Although Sonder includes estimated refurbishments in its business and financial planning, refurbishments can result in lost revenues at the affected unit, may be more costly and time-consuming than Sonder expects, may impair guests’ experiences in other units, and may otherwise adversely affect its results of operations and financial condition.
Sonder depends on landlords for certain maintenance and other significant obligations related to its properties, and any failures in this area could hurt its business.
Sonder does not own any of its properties, and manages and operates them under leases with third-party landlords. At some properties, Sonder’s guest units comprise only a portion of the building and common areas and amenities are shared with other tenants or unit owners. Sonder often has limited control over the common areas and amenities of buildings in which its units are located. In addition, Sonder depends on its landlords to deliver properties in a suitable condition and to perform important ongoing maintenance, repair and other activities with respect to common areas, amenities and building systems such as plumbing, elevators, electrical, fire and life safety. If Sonder’s landlords do not fulfill their obligations or fail to maintain and operate their buildings appropriately, Sonder could be subject to claims by guests and other parties, and its business, reputation and guest relationships may suffer.
Disputes and litigation relating to Sonder’s leases have occurred and can be expected to occur in the future, which may result in significant costs, damage to landlord relationships, slower than expected expansion, and lower revenues.
The nature of Sonder’s rights and responsibilities under its leases may be subject to interpretation and will from time to time give rise to disagreements, which may include disagreements over the timing and amount of capital investments or improvements, operational and repair responsibilities, liability to third parties, a party’s right to terminate a lease, and reimbursement for certain renovations and costs.
Sonder seeks to resolve any disagreements and develop and maintain positive relations with current and potential landlords, but it cannot always do so. Failure to resolve such disagreements has resulted in litigation in the past and could result in litigation in the future. Disputes may be expensive to litigate, even if the outcome is ultimately in Sonder’s favor. Sonder cannot predict the outcome of any litigation. An adverse judgment, settlement, or court order in a proceeding could cause significant expenses and constraints in Sonder’s business operations and expansion plans. For example, Sonder is involved in litigation with its landlord at 20 Broad Street in New York, arising out of the landlord’s failure to address Legionella bacteria contamination in the building’s water supply and the associated health risks posed to its guests. In response, Sonder withheld payment of rent on grounds of, among other reasons, constructive eviction. Sonder’s landlord disagreed with the contentions and terminated the lease in July 2020 and subsequently filed a lawsuit seeking unpaid rent from Sonder. Sonder counter-sued against its landlord and is seeking, among other remedies, substantial monetary damages against the landlord. If Sonder’s landlord prevails, there may be significant damages against Sonder. Sonder is unable to predict the outcome of the dispute with its landlord, or its ultimate responsibility for any adverse outcome in the lawsuit. Even if this lawsuit is resolved favorably, the proceeding will require substantial management attention as well as significant legal fees and expenses.
The long-term and fixed-cost nature of Sonder’s leases may limit its operating flexibility and could adversely affect its liquidity and results of operations.
Sonder currently leases all of its properties and is committed for the leases’ terms, generally without the right to terminate early. Sonder’s obligations to landlords under these agreements extend for years, while Sonder does not have a corresponding source of guaranteed revenue because guests typically stay for less than a week at a Sonder property.
Sonder’s leases generally provide for fixed monthly payments that are not tied to Occupancy Rates or revenues, and its leases typically contain minimum rental payment obligations. Sonder increasingly seeks to negotiate leases with lower minimum payments in return for a share of the property’s revenues, or other variable terms, but it may be unsuccessful in securing variable or participating lease terms. As a result, if Sonder is unable to maintain sufficient Occupancy Rates and pricing, its lease expenses may exceed its revenue and it may not achieve its financial projections. In addition, in an environment where the prevailing cost of accommodations is decreasing, Sonder may not be able to lower its fixed monthly payments under its leases at rates commensurate with the rates at which it would be pressured to lower its guest rates, which may also reduce its margins and cash flow. In any such event, Sonder may be unable to reduce its rent under the lease or otherwise terminate the lease in accordance with its terms.
Sonder has limited flexibility to rapidly alter its portfolio of properties and its lease commitments in response to changing circumstances. Leases require substantial time to negotiate and are typically multi-year commitments that can only be revised or terminated with the landlord’s agreement. In addition, some of Sonder’s leases require the landlord’s consent to assign the lease or sublease the property, which may not be granted or may be granted only on unfavorable terms. Even if Sonder is able to assign or sublease an unprofitable property, it may incur significant costs, including transaction costs associated with finding and negotiating with potential transferees, upfront payments or other inducements, costs to restore the property to its previous condition, and other costs to exit the property.
Sonder’s leases may be subject to termination before their scheduled expiration, which can be disruptive and costly.
Sonder’s leases may be subject to termination before they are scheduled to expire, in certain circumstances including the bankruptcy of a developer or other landlord, noncompliance with underlying covenants governing the property, or, under some agreements, failure to meet specified financial or performance criteria. Some leases also contain conditions to the landlord’s or Sonder’s obligations, or permit the landlord to terminate before the scheduled expiration date, typically in the later years of the lease and/or upon payment of specified compensation to Sonder. Some leases for Contracted Units, which are units that have signed real estate contracts but are not yet available for guests to book, have contingencies that must be satisfied prior to Sonder’s takeover of the units or are terminable by Sonder or the landlord prior to Sonder’s takeover of the units. Many of Sonder’s leased properties have been pledged as collateral for mortgage loans entered into by the owners of the properties when those properties were purchased or refinanced. If those owners cannot repay or refinance maturing indebtedness on favorable terms or at all, such owners may declare bankruptcy and/or lenders could declare a default, accelerate the related debt, and foreclose on the subject property. In addition, some of Sonder’s units are subleased from parties that lease the underlying property from its owner. If Sonder’s landlord fails to comply with its underlying lease, or the lease is otherwise terminated earlier than expected, Sonder could lose the right to continue to operate its units or could be forced to cure the landlord’s failure without being assured of recouping the related costs. From time to time, Sonder has experienced the loss or disruption of leases for Contracted Units and Live Units for reasons such as those described above, and similar events may occur in the future. The termination of Sonder’s leases due to any of the foregoing events would eliminate its anticipated income and cash flows from the affected property, which could have a significant negative effect on its results of operations and liquidity. Landlords or other business partners may also assert the right to terminate leases or other significant contracts even where the agreements do not provide such a right. If terminations occur for these or other reasons, Sonder may need to enforce its right to damages for breach of contract and related claims, which may cause it to incur significant legal fees and expenses. Any damages Sonder ultimately collects could be less than the projected future value of the revenues and income it would have otherwise generated from the property. Early terminations of significant agreements could hurt Sonder’s financial performance or its ability to grow its business.
If Sonder fails to attract new guests or generate repeat bookings from previous guests, its business, results of operations, and financial condition would be materially adversely affected.
Sonder’s success depends significantly on attracting new guests and securing repeat bookings from previous guests. Sonder’s ability to attract and retain guests could be materially and adversely affected by a number of factors, including:
•The impact of events beyond its control on demand for travel and accommodations in Sonder’s markets, such as the COVID-19 pandemic or a future public health crisis, changes in government travel restrictions or policies, labor or civic unrest, travel-related incidents and weather;
•Failing to meet guests’ expectations, including increased expectations for cleanliness in light of the COVID-19 pandemic;
•Increased competition from other hotel and alternative accommodation providers;
•Any failure to provide differentiated, high-quality experiences at competitive prices;
•Guests not receiving timely and adequate customer service support;
•Failure to provide new or enhanced amenities and services that guests value;
•Any disruptions in guests’ access to properties or to the properties’ amenities;
•Ineffectiveness of marketing efforts;
•Negative associations with, or failure to raise awareness of, Sonder’s brand;
•Negative perceptions of the safety of Sonder’s properties or the security of its app or website; and
•Macroeconomic and other conditions outside of Sonder’s control affecting travel and hospitality industries generally.
In addition, Sonder could fail to attract first-time guests or additional bookings from previous guests if its website and/or the Sonder app are not easy to navigate, if guests have an unsatisfactory sign-up, search, booking, payment, or check-in experience, if the listings and other content provided on its website or the Sonder app and on third-party listing platforms are not displayed effectively to guests, or if Sonder fails to provide an experience that meets rapidly changing consumer preferences and travel needs, which could materially adversely affect its business, results of operations, and financial condition. If Sonder fails to attract new guests or generate repeat bookings due to these or other factors, its revenues would suffer, it may not meet its financial projections or achieve or maintain profitability, and its business and planned expansion could be adversely affected.
If Sonder is unable to introduce new or upgraded amenities, services or features that guests recognize as valuable, it may fail to attract guests, property developers and landlords. Sonder’s efforts to develop new and upgraded services and amenities could require it to incur significant costs.
In order to continue to attract new guests and generate repeat bookings from previous guests, and to attract property developers and landlords, Sonder will need to continue to invest in the development of new amenities, services and features that add value to the Sonder brand and/or differentiate Sonder from its competitors. The success of any new amenity, service or feature depends on several factors, including its timely completion, strategic introduction and market acceptance, all of which remain subject to various uncertainties. If guests, property developers and landlords do not recognize the value of the new amenities, services or features, they may choose not to engage with Sonder.
Developing and delivering these new or upgraded amenities, services and features is costly and involves inherent risks and difficulties. Consumer preferences for interior design and furnishings and technology-related services are subject to frequent change. Technology development efforts may be unsuccessful, and any new features or services offered to guests through Sonder’s website or app may be difficult to manage or maintain. Sonder cannot guarantee that such efforts will succeed or that new or upgraded amenities, services and features will work as intended or provide their expected value. In addition, some new or upgraded amenities, services and features may be difficult for Sonder to market, may require additional regulatory permits and personnel, may subject Sonder to additional liabilities, and may involve unfavorable pricing or fees. Even if Sonder succeeds in introducing new or upgraded amenities, services and features, it cannot guarantee that its guests or landlords will respond favorably to them.
In addition to developing its own amenities, features and services, Sonder may license or otherwise integrate applications, technologies, content and data from third parties. These third-party applications may not support Sonder’s offerings as intended, may cause unanticipated disruptions in guests’ bookings, in-room experience or Sonder’s other business operations, and may not remain available on commercially reasonable terms, or at all. Where Sonder partners with certain companies to offer food delivery, parking or other services through Sonder’s app, these third-party services may be difficult to integrate with Sonder’s product offering, may not comply with guest security and privacy measures or otherwise operate as Sonder intended, could give rise to guest complaints, and could damage Sonder’s brand and reputation.
Sonder offers a different type of hospitality services than traditional hospitality operators and short-term rental marketplaces, and if guest and property owner acceptance of this innovative approach to accommodations does not continue to grow or grows more slowly than Sonder expects, its business, financial condition and results of operations could be adversely affected.
Sonder offers a distinctive type of hospitality service for which the market is still relatively new, and it is uncertain to what extent market acceptance will continue to grow, if at all. Sonder’s success will depend on the willingness of potential guests and the market at large to widely adopt its particular model of hospitality services, which differs from both traditional hotels and short-term rental marketplaces such as Airbnb. In many geographies, including geographies that Sonder hopes to enter in the near future, the market for its hospitality services is unproven, with little data or research available regarding the market and industry. If potential guests do not perceive Sonder’s units’ designs, amenities, location or pricing to be attractive, or choose different accommodations due to concerns regarding safety, the availability of onsite staffing, amenities or services associated with traditional hotels, affordability or other reasons, then the market for Sonder’s accommodations may not further develop, may develop more slowly than expected or may not achieve its expected growth potential. Such outcomes could adversely affect Sonder’s business, financial condition and results of operations.
Sonder’s growth also depends on the acceptance of its innovative business model by landlords and property developers, and on its ability to operate in markets without clear or well-established regulations covering properties used in Sonder’s business. For these and other reasons, Sonder may make errors in predicting demand and the supply of potential units in certain markets, which could cause it to spend more in a certain market than is justified by the resulting revenues, or to miss its financial targets, and could otherwise harm its business.
The hospitality market is highly competitive, and Sonder may be unable to compete successfully with current or future competitors.
The hospitality market is highly competitive and fragmented. In addition, new competitors may enter the market at any time. Sonder’s current and potential competitors include global hotel brands, regional hotel chains, independent hotels, online travel agencies (“OTAs”) and short-term rental services. Numerous vacation, hotel and apartment rental listing websites and apps also compete directly with Sonder for guests. Sonder’s competitors may adopt aspects of Sonder’s business model, which could reduce its ability to differentiate its services. For example, the COVID-19 pandemic caused some competitors, including traditional hotels, to introduce contactless check-in and self-service technologies that they did not previously offer, and has encouraged the development and rollout of in-room communications hubs and other technologies that may permit competitors to offer more technology-enabled guest services. Certain current and potential competitors may also offer inspiring designs at attractive locations or have greater economies of scale and other cost advantages that allow them to offer attractive pricing. Sonder also competes with hotel operators, property rental and management companies, and others to secure leases for attractive properties to add to Sonder’s portfolio. If Sonder is unsuccessful in offering a distinctive combination of modern, technology-enabled service and superior design at an affordable price point, or is unable to lease new properties, it may be unable to compete effectively and may be unable to attract new or retain existing guests and landlords.
Additionally, current or new competitors may introduce new business models or services that Sonder may need to adopt or otherwise adapt to in order to compete, which could reduce Sonder’s ability to differentiate its business or services from those of its competitors. For example, some travel intermediaries, like online travel agencies, are entering into arrangements with hospitality providers that may compete with Sonder more directly. Increased competition could result in a reduction in revenue, fewer attractive properties, higher lease rates, higher costs, or reduced market share.
Sonder believes it competes for guests primarily on the basis of the quantity and quality of its units, the global diversity and attractiveness of its units, the quality of its guests’ experience, and its customer service, brand identity and price. Competitive factors in Sonder’s industry are subject to change, such as the increased emphasis on cleaning, social distancing and “healthy buildings” due to the COVID-19 pandemic. If guests choose to use other competitive offerings in lieu of Sonder’s, Sonder’s revenue could decrease, and it could be required to make additional expenditures to compete more effectively. Any of these events or results could harm Sonder’s business, operating results and financial condition.
Many of Sonder’s competitors enjoy substantial competitive advantages, such as greater name recognition in their markets, well-established guest loyalty programs, longer operating histories and larger marketing budgets, as well as substantially greater financial, technical and other resources. Many competitors operate restaurants or other amenities at their properties that Sonder’s properties may not provide. Future competitors may also have these advantages compared to Sonder. Moreover, the hospitality services industry has experienced significant consolidation, and Sonder expects this trend may continue as companies attempt to strengthen or hold their market positions in a highly competitive industry. Consolidation among Sonder’s competitors would give them increased scale and may enhance their capacity, abilities, and resources, and lower their cost structures. In addition, Sonder’s current or potential competitors may have access to larger developer, landlord or guest bases. As a result, Sonder’s competitors may be able to respond more quickly and effectively than Sonder can to new or changing opportunities, technologies, standards, regulatory regimes, or landlord or guest requirements. Furthermore, because of these advantages, existing and potential landlords and guests might accept Sonder’s competitors’ offerings, even if they may be inferior to its own. For all of these reasons, Sonder may not be able to compete successfully against its current and future competitors.
Sonder markets its units through third-party distribution channels, and if such third parties do not perform adequately or terminate or modify their relationships, Sonder’s business, financial condition and results of operations could be adversely affected.
Sonder’s success depends in part on its relationships with third-party distribution channels to list its units online and raise awareness of its brand. In particular, Sonder generates demand by marketing its units with OTAs, such as Airbnb, Booking.com, and Expedia. Bookings through these OTAs and other indirect channels accounted for nearly half of Sonder’s revenues in each of 2020 and 2021. The terms of some of Sonder’s agreements with these partners allow the partner to change or terminate terms at their discretion. If any of Sonder’s partners terminates their relationship with Sonder or refuse to renew their agreement with Sonder on commercially reasonable terms, Sonder would need to find alternate providers and may not be able to secure similar terms or replace such providers in acceptable time frames. Additionally, many of these OTAs have discretion in how units are listed or prioritized within their platform and may unilaterally reduce the visibility of Sonder’s units. Sonder’s revenues could be adversely affected if its units are not featured prominently or accurately within OTA platforms for any reason, including changes in an OTA’s relationship with Sonder or its competitors, errors by an OTA, or otherwise. If

Sonder’s relationship with an OTA is terminated or the OTA makes changes that reduce the prominence of Sonder units on its platform, Sonder’s revenue could be materially adversely affected.
Sonder’s relationships with OTAs and other distribution partners may shift as industry dynamics change, and these third parties may be less willing to partner with Sonder as such shifts occur. For example, should a significant distribution partner adjust its platform to compete more directly with Sonder, that partner may be more likely to promote and sell its own offerings, impose additional conditions on Sonder or even cease listing Sonder’s units. Similarly, if any significant distribution partner decided to sell another competitor’s offerings over Sonder’s, it could adversely impact Sonder’s sales and harm Sonder’s business, operating results, and prospects.
Furthermore, any negative publicity related to any of its distribution partners, including any negative publicity related to quality standards, regulatory issues, or safety concerns at other properties listed by a particular channel partner, could adversely affect Sonder’s reputation and brand, and could potentially lead to increased regulatory or litigation exposure.
Business generated through indirect channels could adversely affect guest loyalty and poses other risks to Sonder.
Sonder’s strategy includes increasing the proportion of stays booked directly with Sonder through its website, mobile app, and direct sales team, but it may be unsuccessful in increasing direct bookings, and it expects to continue to rely to a significant extent on bookings through OTAs and other Internet-based travel intermediaries. In 2020, nearly half of Sonder’s revenues were attributable to bookings through OTAs and other indirect channels. Major Internet search companies also provide online travel services that compete with Sonder’s direct bookings. If indirect channels increase in popularity, these intermediaries may be able to obtain higher commissions or other concessions from Sonder. Some travel intermediaries are also entering into arrangements that compete with Sonder more directly, such as partnering with hotel owners to provide access to technology or consumer data, or to operate under the intermediary’s brand. Intermediaries may reduce bookings at Sonder’s properties by de-emphasizing its properties in search results on their platforms, or requiring its listings to meet certain criteria, and other online providers may divert business away from Sonder’s properties.
There can be no assurance that Sonder will be able to negotiate or maintain favorable terms with intermediaries. Moreover, hospitality intermediaries generally employ aggressive marketing strategies, including significant advertising spending to drive consumers to their websites, and some consumers are conducting an increasing portion of their activities through so-called “super-apps.” Consumers may develop brand loyalties to the intermediaries’ brands, websites, apps and reservations systems rather than to Sonder’s. This may make Sonder’s branding efforts less effective, reduce guest loyalty and recurring demand, and require it to increase its marketing expenses.
Sonder’s results of operations vary from period-to-period, and historical performance may not be indicative of future performance.
Sonder’s results of operations have historically varied from period-to-period and it expects that its results of operations will continue to do so for a variety of reasons, many of which are outside of its control and difficult to predict. Because its results of operations may vary significantly from quarter-to-quarter and year-to-year, the results of any one period should not be relied upon as an indication of future performance. Sonder’s revenue, expenses, operating results and cash flows, as well as its key operating metrics, have fluctuated from quarter-to-quarter in the past and are likely to continue to do so in the future. These fluctuations are due to, or may result from, many factors, including:
•The quantity of its Live Units;
•Changes in Occupancy Rates and average length of stay (“LOS”), which dictate many turnover costs;
•Seasonal fluctuations in demand, in certain markets;
•Pricing fluctuations and the proportion of stays booked with extended stay discounts or promotional pricing;

•The timing and success of changes in amenities and services;
•The impact of the COVID-19 pandemic or other public health crises on demand for its accommodations, and on its operating expenses and capital requirements;
•The introduction and performance of new properties, amenities, technologies and services, including how quickly new properties are ready for booking by guests;
•The timing, cost and success of advertising and marketing initiatives;
•The amount and timing of financing activities, operating expenses and capital expenditures;
•Changes in prevailing lease rates for attractive properties, and any adjustments in rental rates under existing leases;
•Changes in cash flow due to lease renewals and amendments and new lease acquisitions and property openings;
•Changes in cash flow due to the unpredictability of guest cancellations;
•Economic instability in major markets, and fluctuations in exchange rates;
•The introduction of new properties, amenities or services by its competitors;
•Declines or disruptions in the hospitality industry, particularly in cities or regions where Sonder generates substantial revenue;
•Impact of natural disasters;
•Changes in relationships and/or fees with online travel agencies or other distribution channels;
•Changes in the mix of stays booked through indirect distribution channels, rather than directly with Sonder;
•Changes in the timing of holidays or other vacation events, or major local events in markets where Sonder operates, such as conferences, and music, film or other cultural festivals;
•Unanticipated disruptions or costs due to regulatory issues, including changes in short-term rental laws, hotel regulations, or zoning or accessibility laws;
•Litigation and settlement costs, including unforeseen attorneys’ fees and costs;
•New accounting pronouncements and changes in accounting standards or practices, particularly any affecting the recognition of revenue as well as accounting for leases;
•New laws or regulations, or new interpretations of existing laws or regulations, that harm its business or restrict the hospitality industry, travel, the Internet, e-commerce, online payments or online communications; and
•Other risks described elsewhere herein.
Fluctuations in operating results may, particularly if unforeseen, cause Sonder to miss projections it may have provided to the public. In addition, a significant portion of Sonder’s expenses and investments, such as Sonder’s leases, are fixed and such fluctuations in operating results may cause Sonder to face short-term liquidity issues, impact its ability to retain or attract key personnel or expand its portfolio of properties, or cause other unanticipated issues. Company-wide margins may also be difficult to predict because a significant portion of the property portfolio will still be opening or only recently operating at any point in time, and therefore will not be comparable to the profitability of more mature units. As a result of the potential variability in Sonder’s quarterly revenue and operating results, it believes that quarter-to-quarter comparisons of its revenue and operating results may not be meaningful, and the results of any one quarter should not be relied upon as an indication of future performance.

Sonder’s long-term success depends, in part, on Sonder’s ability to expand internationally, and Sonder’s business is susceptible to risks associated with international operations.
Sonder has established properties around the world and continues to expand its operations. Currently, Sonder maintains properties in the United States, Canada, the United Kingdom, continental Europe, Mexico and the United Arab Emirates, and plans to continue its efforts to expand globally, including in jurisdictions where it does not currently operate, such as additional countries in Europe, Asia and Central and South America. Managing a global organization is difficult, time consuming and expensive, and any international expansion efforts that Sonder undertakes may not be profitable in the near or long term or otherwise be successful. Sonder has limited operating experience in many foreign jurisdictions and must continue to make significant investments to build its international operations. Conducting international operations subjects Sonder to risks that it generally does not face in the United States. These risks include:
•Costs, risks and uncertainties associated with tailoring its services in international jurisdictions as needed to better address both the needs of guests, and the threats of local competitors;
•Uncertainties in forecasting revenues and expenses in markets where Sonder has not previously operated;
•Costs and risks associated with local and national laws and regulations governing zoning, hotels and other accommodations, accessibility, property development and rental, health and safety, climate change and sustainability, and labor and employment;
•Differences in local real estate and hotel industry practices, including leasing and hotel transaction terms, that may make it difficult for Sonder to add properties on satisfactory terms or that may require higher than expected upfront payments, security deposits, repair and maintenance expenses, or other costs;
•Operational and compliance challenges caused by distance, language, and cultural differences;
•Costs and risks associated with compliance with international tax laws and regulations;
•Costs and risks associated with compliance with the U.S. Foreign Corrupt Practices Act and other laws in the United States related to conducting business outside the U.S., as well as the laws and regulations of non-U.S. jurisdictions governing bribery and other corrupt business activities;
•Costs and risks associated with human trafficking, modern slavery and forced labor reporting, training and due diligence laws and regulations in various jurisdictions;
•Being subject to other laws and regulations, including laws governing online advertising and other Internet activities, email and other messaging, collection and use of personal information, ownership of intellectual property, taxation and other activities important to Sonder’s online business practices;
•Competition with companies that understand the local market better than Sonder does or who have preexisting relationships with landlords, property developers, regulators and guests in those markets;
•Uncertainty and possibly adverse effects resulting from the U.K.’s exit from the European Union (commonly known as “Brexit”); and
•Reduced or varied protection for intellectual property rights in some countries.
Entry into certain transactions with foreign entities now or in the future may be subject to government regulations, including review related to foreign direct investment by U.S. or foreign government entities. If a transaction with a foreign entity was subject to regulatory review, such regulatory review might limit our ability to enter into the desired strategic alliance and thus our ability to carry out our long-term business strategy.
Operating in international markets also requires significant management attention and financial resources. The investment and additional resources required to establish operations and manage growth in other countries may not produce desired levels of revenue or profitability and could instead result in increased costs without a corresponding benefit. Sonder cannot guarantee that its international expansion efforts will be successful.
Certain of the measures Sonder uses to evaluate its operating performance are subject to inherent challenges in measurement and may be subject to future adjustments.
Sonder tracks certain operational metrics, including key performance indicators such as Live Units, Contracted Units, Total Portfolio, Room Nights Booked, Bookable Nights, Occupied Nights, Occupancy Rate, Average Daily Rate (“ADR”), and RevPAR, with internal systems and tools that are not independently verified by any third party.
While the metrics presented herein are based on what Sonder believes to be reasonable assumptions and estimates, Sonder’s internal systems and tools have a number of limitations, and Sonder’s methodologies for tracking these metrics may change over time. In addition, limitations or errors with respect to how Sonder measures data or with respect to the data that Sonder measures may affect Sonder’s understanding of certain details of Sonder’s business, which could affect Sonder’s long-term strategies. If the internal systems and tools Sonder uses to track these metrics understate or overstate key performance indicators or contain other technical errors, the data Sonder reports may not be accurate. If investors do not perceive our operating metrics to be accurate, or if Sonder discovers material inaccuracies with respect to these figures, Sonder’s reputation may be significantly harmed, and Sonder’s results of operations and financial condition could be adversely affected.
Sonder’s business depends on its reputation and the strength of its brand, and any deterioration could adversely impact its market share, revenues, business, financial condition, or results of operations.
Sonder’s business depends on its reputation and the strength of its brand. Sonder believes that the strength of its reputation and brand are important to its ability to attract and retain guests, to compete for attractive new properties, and to establish and preserve good relationships with the communities in which it operates and with local governmental authorities and regulators. Many factors can affect Sonder’s reputation and the value of its brand, including:
•The quality of guest service, and the guest experience from booking through check-out;
•The nature and severity of guest complaints;
•Guest safety and their perception of safety;
•Sonder’s guest privacy and data security practices, and any breaches of privacy or data security;
•Sonder’s approach to health and cleanliness within units and common areas;
•Publicized incidents in or around its properties;
•Employee relations;
•Any local concerns about perceived over-tourism or the effect of new hotels or other accommodations on affordable housing, noise or neighborhood congestion;
•Sonder’s support for local communities, and other community relations matters;
•Sonder’s approach to supply chain management, sustainability, human rights, and other matters relating to corporate social responsibility;
•Sonder’s ability to protect and use its brand and trademarks; and
•Any perceived or alleged non-compliance with regulatory requirements.
Reputational value is also based on perceptions, and broad access to social media makes it easy for anyone to provide public feedback that can influence perceptions of Sonder, its brand and its properties. It may be difficult to control or effectively manage negative publicity, regardless of whether it is accurate.

Sonder’s ability to control its reputation and brand is also limited due to the role of third parties in its business. For example, guests who book stays through OTAs and other indirect channels sometimes have issues with their bookings that Sonder does not control, such as refund and cancellation terms, which may result in disputes or otherwise negatively affect Sonder’s reputation. Sonder also relies on third-party companies to provide some guest services, including housekeeping and linen services at many of its locations, and remote guest support. Sonder does not directly control these companies or their personnel. Sonder also depends upon its landlords to perform important maintenance and other functions at its properties, particularly in common areas, and at many properties Sonder does not control access to or amenities at the entire building, including pools, gyms and food and beverage services. Guest complaints or negative publicity about Sonder’s properties, services or business activities, due to its own operations or actions or omissions of third parties, could diminish consumer confidence in Sonder and impair its relationships with guests, landlords, governmental authorities, local residents, third-party business partners, and others that are important to its business.
Sonder may become involved in claims, lawsuits, and other proceedings that could adversely affect its business, financial condition, and results of operations.
Sonder is involved in various legal proceedings relating to matters incidental to the ordinary course of its business, and may be subject to additional legal proceedings from time to time. Such legal actions include tort and other general liability claims, employee claims, consumer protection claims, violations of privacy claims, commercial disputes, claims by guests, claims under state and federal law, and disputes with landlords. Due to the potential risks, expenses, and uncertainties of litigation, Sonder may, from time to time, settle disputes even where it has meritorious claims or defenses. Sonder may also be the subject of subpoenas, requests for information, reviews, investigations and proceedings (both formal and informal) by governmental agencies regarding its business activities. Legal proceedings can be time-consuming, divert management’s attention and resources, and cause Sonder to incur significant expenses or liability for substantial damages. The timing and amount of these expenses and damages are difficult to estimate and subject to change, and they could adversely affect its business, financial condition and results of operations.
Sonder may be subject to liability for the activities of its guests or other incidents at its properties, which could harm its reputation and increase its operating costs.
Sonder may be subject to claims of liability based on events that occur during guests’ stays, including those related to robbery, injury, illness, death, physical damage to property, and other similar incidents. These claims could increase Sonder’s operating costs and adversely affect its business and results of operations, even if they do not result in liability, as Sonder may incur costs related to investigation and defense. This risk is heightened due to the fact that, in many cases, Sonder does not control access to certain areas of buildings in which its units are located. From time to time, Sonder must also spend time and resources resolving issues with guests who remain past their paid stay, which results in lost revenue and higher costs. If Sonder is subject to additional disputes, liability or claims of liability relating to the acts of its guests, third parties in or around Sonder’s leased properties (including residents of these properties who are not Sonder guests) or the condition of the leased properties, Sonder may be subject to negative publicity, incur additional expenses, face regulatory or governmental scrutiny, and be subject to liability, any of which could harm its business and operating results.
Sonder is subject to claims and liabilities associated with potential health and safety issues and hazardous substances at Sonder properties.
Sonder and the developers and owners of its leased properties are exposed to potentially significant liabilities and compliance costs as a result of any hazardous or unsafe conditions at its properties, including under environmental, health and safety laws and regulations. These laws and regulations govern matters such as the release, use, storage and disposal of hazardous and toxic substances, such as asbestos, mold, radon gas, or lead, and unsafe or unhealthy conditions at hotels and other residential premises. Failure to comply with these laws, including any required permits or licenses, can result in substantial fines or possible revocation of the authority to conduct operations. Any impairment of Sonder’s or its landlords’ authority to permit hospitality operations at its leased properties, due to these factors, could harm its reputation and revenue. Sonder could also be liable under environmental, health and safety laws for the costs of investigation, removal or remediation of hazardous or toxic substances or unsafe or unhealthy conditions at its currently or formerly leased or managed properties, even if it did not know of or cause the presence or release of the substances or conditions, and even where this is contractually the responsibility of its landlord.
The presence or release of toxic, unhealthy or hazardous substances or conditions at Sonder’s properties could result in governmental investigations and third-party claims for personal injury, property or natural resource damages, business interruption or other losses, and costly disputes with its landlords and guests. For example, Sonder has engaged in litigation with one of its landlords relating to the presence of toxic mold at one property, and it has faced expensive and disruptive claims relating to Legionella bacteria contamination in the water supply at another property, including lawsuits by guests. Sonder expects to encounter claims, governmental investigations and potential enforcement actions about property conditions and related matters in the future. These claims and the need to investigate, remediate or otherwise address hazardous, toxic or unsafe conditions could adversely affect its business, reputation, results of operations and financial condition. Environmental, health and safety requirements have also become increasingly stringent, and Sonder’s costs may increase as a result. New or revised laws and regulations or new interpretations of existing laws and regulations, such as those related to climate change, could affect the operation of Sonder’s properties or result in significant additional expense and restrictions on its business operations.
Sonder relies on its third-party landlords to deliver properties to it in a safe and suitable condition, and in most cases it does not undertake to independently verify the safety, suitability or condition of the properties it leases. Sonder expects to continue to rely on landlords to disclose information about their properties, though such disclosures may be inaccurate or incomplete, and to keep the properties in a safe and compliant condition in accordance with the terms of its leases and applicable law. If unsafe or unhealthy conditions are present or develop at Sonder’s properties, its guests may be harmed, it may be subject to expensive and disruptive claims, and its reputation, business, results of operations, and financial condition could be materially and adversely affected.
Sonder is subject to the risk of financial and reputational damage due to fraud.
Sonder has from time to time experienced, and expects to continue to experience, fraud in connection with bookings and payments. The methods used by perpetrators of fraud are complex and constantly evolving. Sonder devotes substantial resources to trust and security measures, but they may not detect all fraudulent activity or prevent stays that are disruptive or harmful to neighbors or other guests. As a result, Sonder expects to continue to receive complaints from guests and requests for reimbursement of their payments, as well as actual or threatened related legal action against it, due to fraudulent activity or the actions of persons booking stays under false pretenses.
Sonder may focus on rapid innovation, expansion and growth, over short-term financial results.
Sonder often emphasizes innovation and growth, sometimes over short-term financial results. It has taken actions in the past and may continue to make decisions that have the effect of reducing its short-term revenue or profitability if it believes that the decisions will benefit long-term revenue and profitability through enhanced guest experiences, penetration of new markets, greater familiarity with the Sonder brand, or otherwise. The short-term reductions in revenue or profitability could be more severe than anticipated. These decisions may not produce the expected long-term benefits, in which case Sonder’s growth, guest experience, relationships with developers and landlords, and business and results of operations could be harmed.
Sonder depends on its key personnel and other highly skilled personnel, and if Sonder fails to attract, retain, motivate or integrate its personnel, its business, financial condition and results of operations could be adversely affected.
Sonder’s success depends to a significant degree on the continued service of its founders, senior management team, key technical, financial and operations employees and other highly skilled personnel and on its ability to identify, hire, develop, promote, motivate, retain and integrate highly qualified personnel for all areas of its organization. Sonder may not be successful in attracting and retaining qualified personnel to fulfill its current or future needs. In addition, all of Sonder’s U.S.-based employees, including its management team, work for Sonder on an at-will basis, and there is no assurance that any such employee will remain with Sonder. Competitors may be successful in recruiting and hiring members of Sonder’s management team or other key employees, and it may be difficult to find suitable replacements on a timely basis, on competitive terms or at all. If Sonder is unable to attract and retain the necessary personnel, particularly in critical areas of its business, it may not achieve its strategic goals.
Sonder faces intense competition for highly skilled personnel, especially in the San Francisco Bay Area, the Dallas-Fort Worth metroplex, Denver and Montreal where it has a substantial presence and need for highly skilled personnel. To attract and retain top talent, Sonder has had to offer, and it believes it will need to continue to offer, competitive compensation and benefits packages. Job candidates and existing personnel often consider the value of the equity awards they receive in connection with their employment. If the perceived value of Sonder’s equity awards declines, it may adversely affect its ability to attract and retain highly qualified personnel. Sonder may need to invest significant amounts of cash and equity to attract and retain new employees and expend significant time and resources to identify, recruit, train and integrate such employees, and it may never realize returns on these investments. If Sonder is unable to effectively manage its hiring needs or successfully integrate new hires, its efficiency, ability to meet forecasts and employee morale, productivity and retention could suffer, which could adversely affect its business, financial condition and results of operations.
Sonder is subject to risks associated with the employment of hospitality personnel, particularly at locations that employ unionized labor, and the use of third-party guest services contractors.
Sonder’s hospitality employees and other guest services personnel are critical to its ability to add properties, maintain its units, enhance the guest experience, and attract and retain guests. If its relationship with employees in any city or at any key property, or within its central guest services function, deteriorates for any reason, its reputation, guest relationships and revenue may suffer, and it may incur costs to replace and retrain additional personnel or third-party contractors. In addition, many of Sonder’s guest services representatives and housekeepers who provide services to Sonder and its guests are employed by third-party agencies, which it does not control. Sonder’s business and reputation could be harmed in the event of any dispute with these agencies by their staff or with Sonder, or if their staff do not provide services that meet Sonder’s or its guests’ standards and expectations. Guest services, live support for guest bookings, and Sonder’s expenses may also be adversely affected by any event that disrupts the operations of Sonder’s third-party guest services contractors. For example, the typhoon that struck the Philippines in December 2021 disrupted Sonder’s outsourced service center there, causing temporary delays in guest responses and other temporary disruptions in Sonder’s operations. In addition, labor costs are a significant component of Sonder’s operating expenses, and any increase in the cost of wages, benefits or other employee-related costs could cause its results of operations and cash flow to be lower than anticipated. Certain cities have also adopted re-hiring ordinances and other requirements with respect to hotel and other hospitality employees, and these and other employment regulations may increase Sonder’s costs and impair its operations.
Like other businesses in the hospitality industry, Sonder may be adversely affected by organized labor activity. A small portion of Sonder’s non-U.S. employees are currently represented by labor unions and/or covered by a collective bargaining agreement. Union, worker council or other organized labor activity may occur at other locations. Sonder cannot predict the outcome of any labor-related proposal or other organized labor activity. Increased unionization of its workforce or other collective labor action, new labor legislation or changes in regulations could be costly, reduce Sonder’s staffing flexibility or otherwise disrupt its operations, and reduce its profitability. From time to time, hospitality operations may be disrupted because of strikes, lockouts, public demonstrations or other negative actions and publicity involving employees and third-party contractors. Sonder may also incur increased legal costs and indirect labor costs because of disputes involving its workforce. The resolution of labor disputes or new or renegotiated labor contracts could lead to increased labor costs, which are a significant component of Sonder’s operating costs, either by increases in wages or benefits or by changes in work rules that raise operating costs. Labor disputes and disruptions may also occur within landlords’ workforces at buildings Sonder occupies, which could harm its guests’ experience and reduce bookings at the affected property.
Sonder has identified a material weakness in its internal control over financial reporting, and may identify material weaknesses in the future or otherwise fail to maintain an effective system of internal controls, which may result in material misstatements of its consolidated financial statements.
Sonder has identified a material weakness in our internal control over financial reporting as of December 31, 2021, which, if not remediated, could affect the reliability of our consolidated financial statements and have other adverse consequences. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of its annual or interim consolidated financial statements will not be prevented or detected on a timely basis.
We previously identified material weaknesses that related to our financial closing and reporting process and to our general information technology controls in 2020, which have been remediated as of December 31, 2021. The material weakness in internal control over financial reporting that we identified as of December 31, 2021, and are currently working to remediate, relates to the design and implementation of systems to capture and record lease agreements timely and accurately.
We have concluded that this material weakness in our internal control over financial reporting is due to the fact that we have limited resources and have not had the necessary business processes and related internal controls formally designed and implemented. In addition, we have not had the appropriate resources and the appropriate level of experience and technical expertise to oversee our business processes and controls.
To remediate this material weakness, Sonder has engaged a third party consultant and is developing formal policies and procedures over our lease administration process, implementing a lease administration and accounting system, and providing additional training to personnel responsible for the relevant controls.
Sonder can give no assurance that our efforts will succeed in remediating this deficiency in internal control over financial reporting or that additional material weaknesses in our internal control over financial reporting will not be identified in the future. Our failure to remediate this deficiency, or to implement and maintain effective internal control over our lease accounting data, could result in errors in our consolidated financial statements.
Sonder’s failure to implement and maintain effective internal control over financial reporting could result in errors in our consolidated financial statements that could result in a restatement of our consolidated financial statements, and could cause us to fail to meet our reporting obligations, any of which could diminish investor confidence in us and cause a decline in the price of the common stock. Failure could also subject Sonder to potential delisting from Nasdaq or any other stock exchange on which our stock is listed or to other regulatory investigations and civil or criminal sanctions.
If Sonder is unable to adapt to changes in technology, Sonder’s business could be harmed.
The Sonder website and mobile app, and the technology-enabled features of its units, are critical to Sonder’s business, and guests increasingly demand technology-driven features and amenities when they seek accommodations. Therefore, Sonder will need to continuously modify and enhance its services and business systems to keep pace with technological changes. Sonder may not be successful in developing necessary, functional and popular modifications and enhancements. Furthermore, uncertainties about the timing and nature of these necessary changes could result in unplanned research and development expenses which could result in a failure to meet Sonder’s financial projections or divert resources from other business initiatives. In addition, if Sonder’s properties, website or mobile app, or internal systems fail to operate effectively with future technologies, Sonder could experience guest dissatisfaction, lost revenue, difficulties in providing customer service or adding new properties to its portfolio, or other disruptions in its operations, any of which could materially harm its business.
Sonder relies on certain third-party technologies and services, and any failures of or defects in these technologies or any inability to obtain or integrate third-party technologies could harm Sonder’s business.
Sonder relies on software and other technologies and services supplied by third parties to provide certain services to Sonder and its guests, including internal communications, customer service communications, payment processing of guest credit cards, lease management, accounting and other internal functions, and other technologies employed to facilitate bookings and guests’ use and enjoyment of Sonder’s properties, such as digital locks and streaming television services. Sonder’s business may be adversely affected to the extent such software, services and technologies contain errors or vulnerabilities, are compromised or experience outages, or otherwise fail to meet expectations. Any of these risks could increase Sonder’s costs and adversely affect its business, financial condition and results of operations.

When Sonder incorporates technology from third parties into Sonder’s technology, Sonder cannot be certain that its licensors are not infringing the intellectual property rights of others or that its suppliers and licensors have sufficient rights to the technology in all jurisdictions in which Sonder may operate. If Sonder is unable to obtain or maintain rights to any of this technology because of intellectual property infringement claims brought by third parties against its suppliers and licensors or against Sonder, Sonder’s ability to operate some aspects of its business could be severely limited and its business could be harmed. In addition, some of Sonder’s license agreements may be terminated by its licensors for convenience. If Sonder is unable to obtain necessary technology from third parties, it may be forced to acquire or develop alternate technology, which may require significant time and effort and may be of lower quality or performance standards. This would limit and delay its ability to provide new or competitive offerings and increase its costs. In addition, Sonder may be unable to enter into new agreements on commercially reasonable terms or develop its own technologies and amenities relying on or containing technology previously obtained from third parties. If alternate technology cannot be obtained or developed, Sonder may not be able to offer certain functionality to guests or manage its business as it had intended, which could adversely affect its business, financial condition and results of operations.
Sonder relies on a third-party payment processor to process payments made by guests, and if it cannot manage its relationships with such third parties and other payment-related risks, its business, financial condition and results of operations could be adversely affected.
Sonder relies on a third-party payment processor to process payments made by guests. If its third-party payment processor terminates its relationship with Sonder or refuses to renew its agreement with Sonder on commercially reasonable terms, Sonder would need to find an alternate payment processor, and may not be able to secure similar terms or replace such payment processor in an acceptable time frame. Furthermore, the software and services provided by its third-party payment processors may fail to meet Sonder’s expectations, contain errors or vulnerabilities, be compromised or experience outages. Any of these risks could cause Sonder to lose its ability to accept online payments or other payment transactions or make timely payments to landlords, any of which could adversely affect Sonder’s ability to attract and retain guests or disrupt Sonder’s operations.
Nearly all payments made to Sonder by its guests are made by credit card, debit card or through a third-party payment service, which subjects Sonder to certain regulations and to the risk of fraud. Sonder may in the future offer new payment options to guests that may be subject to additional regulations and risks. Sonder is also subject to a number of other laws and regulations relating to the payments it accepts from its guests, including with respect to money laundering, money transfers, privacy and information security, and these regulations may differ by locality and can be expected to change over time.
Sonder’s processing, storage, use and disclosure of personal data exposes it to risks of internal or external security breaches and could give rise to liabilities and/or damage to reputation.
The security of guests’ personal data is essential to maintaining consumer confidence in Sonder’s services. Among other things, Sonder may collect guests’ name, birthdate, credit card data, proof of identity (including identification numbers) and other personal information as part of the booking process. Cyberattacks by individuals, groups of hackers and state-sponsored organizations are increasing in frequency and sophistication and are constantly evolving. For example, cyberattacks may increase as a result of the Russian invasion of Ukraine in 2022. Security breaches may also occur due to misuse or misappropriation of guests’ personal data by employees or third-party contractors. Any security breach whether instigated internally or externally on Sonder’s systems or third-party systems could significantly harm Sonder’s reputation and therefore its business, brand, market share and results of operations. It is possible that computer circumvention capabilities, new discoveries or advances or other developments, including Sonder’s own acts or omissions, could result in a compromise or breach of consumer data. Techniques used to obtain unauthorized access to systems change frequently and may not be known until launched against Sonder or its third-party service providers. Security breaches can also occur as a result of non-technical issues, including social engineering and other intentional or inadvertent actions by Sonder’s employees, its third-party service providers, or their personnel. For example, third parties may attempt to fraudulently induce employees or guest services contractors, travel service provider partners or consumers to disclose usernames, passwords or other sensitive information (“phishing”), which may in turn be used to access Sonder’s information technology systems or to defraud its partners or guests. Third parties may also attempt to take over consumer accounts by using passwords, usernames and other personal information obtained elsewhere to attempt to login to consumer accounts on Sonder’s platforms. Sonder has experienced targeted and organized phishing and account takeover attacks and may experience more in the future. These risks are likely to increase as Sonder expands its business, integrates its products and services with those of third parties or at new properties, and stores and processes more data, including personal information. Sonder’s efforts to protect information from unauthorized access may be unsuccessful or may result in the rejection of legitimate attempts to book reservations, each of which could result in lost business and have a material adverse effect on its business, reputation and results of operations.
Sonder’s existing security measures may not be successful in preventing security breaches. A party (whether internal, external, an affiliate or unrelated third party) that is able to circumvent Sonder’s security systems could steal consumer information, transaction data, trade secrets or other proprietary or confidential information. In connection with the audit of its 2020 financial statements, Sonder and its independent auditors identified deficiencies in its controls over system access, program change management and computer operations that are intended to ensure that access to data is adequately restricted. Although Sonder is attempting to address these deficiencies, there can be no assurance that it will remediate them successfully. In the last few years, several major companies experienced high-profile security breaches that exposed their systems and information and/or their consumers’ or employees’ personal information, and it is expected that these types of events will continue to occur. Sonder is increasing resources to protect against security breaches. Sonder incurs significant costs in an effort to detect and prevent security breaches and other security-related incidents and it expects its costs will increase as it makes improvements to its systems and processes to prevent further breaches and incidents. In the event of a future breach or incident, Sonder could be required to expend additional significant capital and other resources in an effort to prevent further breaches or incidents, which may require Sonder to divert substantial resources. Moreover, Sonder could be required or otherwise find it appropriate to expend significant capital and other resources to respond to, notify third parties of, and otherwise address the incident or breach and its root cause, and most jurisdictions have enacted laws requiring companies to notify individuals, regulatory authorities and others of security breaches involving certain types of data. Each of these could require Sonder to divert substantial resources. Sonder has experienced and responded to cyberattacks, which it believes have not had a significant impact on the integrity of its systems or the security of data, including customer data maintained by it. These issues are likely to become more difficult to manage as Sonder expands the number of places where it operates and the number and variety of services it offers, and as the tools and techniques used in such attacks become more advanced. Security breaches could result in severe damage to its information technology infrastructure, including damage that could impair its ability to book stays, collect payments or otherwise operate its business, or the ability of consumers to make reservations or access its properties or in-room features and services, as well as loss of consumer, financial or other data that could materially and adversely affect its ability to conduct its business or satisfy its commercial obligations. Security breaches could also result in negative publicity, damage its reputation, expose it to risk of loss or litigation and possible liability, subject it to regulatory penalties and sanctions, or cause consumers to lose confidence in its security and choose to stay with its competitors, any of which would have a negative effect on its brand, market share, results of operations and financial condition. Sonder’s insurance policies have coverage limits and deductibles and may not be adequate to reimburse it for all losses caused by security breaches.
Additionally, Sonder’s guests could be affected by security breaches at third parties such as OTAs and a security breach at any such third party could be perceived by consumers as a security breach of Sonder’s systems, or may decrease confidence in Sonder’s security measures, and in any event could result in negative publicity, subject it to notification requirements, damage its reputation, expose it to risk of loss or litigation and possible liability and subject it to regulatory penalties and sanctions. In addition, such third parties may not comply with applicable disclosure requirements, which could expose Sonder to liability.
System capacity constraints, system or operational failures, or denial-of-service or other attacks could materially adversely affect Sonder’s business, results of operations, and financial condition.
Since Sonder’s founding, it has experienced rapid growth in consumer traffic to its website and usage of its app, and its portfolio of properties has grown and diversified. If Sonder’s technologies, systems and network infrastructure cannot be expanded or are not scaled to cope with increased demand or fail to perform, it could result in unanticipated disruptions in bookings and guest service, slower response times, decreased guest satisfaction, and delays in launching new properties and markets.

Sonder’s systems and operations throughout the world may be vulnerable to damage or interruption from human error, computer viruses, earthquakes, floods, fires, power loss, telecommunications failure, terrorist attacks, cyber attacks, acts of war, break-ins, and similar events. A catastrophic event that results in the destruction or disruption of its global or Canadian headquarters, warehouses, or other key facilities (including but not limited to offices in Sonder’s major cities), any third-party cloud hosting facilities, or its critical business or information technology systems could severely affect Sonder’s ability to conduct normal business operations and result in lengthy interruptions of guest bookings, payments and other operations, which could adversely affect Sonder’s business, financial condition, and results of operations.
Sonder’s systems and operations are also subject to break-ins, sabotage, intentional acts of vandalism, terrorism, and similar misconduct from external sources and malicious insiders. Sonder’s existing security measures may not be successful in preventing attacks on its systems, and any such attack could cause significant interruptions in its operations. There are numerous other potential forms of attack, such as phishing, account takeovers, malicious code injections, ransomware, and the attempted use of its platform to launch a denial-of-service attack against another party, each of which could cause significant interruptions in Sonder’s operations or involve Sonder in legal or regulatory proceedings. Reductions in the availability and response time of Sonder’s app and website could cause guest dissatisfaction and lost revenue, and measures Sonder may take to divert suspect traffic to its website in the event of such an attack could result in the diversion of bona fide customers. These issues are likely to become more difficult to manage as Sonder expands the number of places where it operates and the variety of services it offers, and as the tools and techniques used in such attacks become more advanced and available. Sonder has experienced targeted and organized phishing and account takeover attacks and may experience more in the future. To date, Sonder believes these attacks have been unsuccessful in causing unauthorized transfers of funds but the outcome of any future attacks is inherently uncertain. Successful attacks could result in negative publicity, financial loss, and damage to Sonder’s reputation, and could prevent guests from booking stays or receiving services during the attack, any of which could materially adversely affect its business, results of operations, and financial condition.
In the event of certain system failures, Sonder may not have back-up systems, or may be unable to switch to back-up systems immediately, and the time to full recovery could be prolonged. Sonder has experienced system failures from time to time, including failures of important guest-facing systems such as keyless entry systems at guest properties. In addition to placing increased burdens on its engineering staff, these outages can create a significant number of guest issues and complaints that need to be resolved by Sonder’s guest services team. Any unscheduled interruption in Sonder’s service could result in an immediate and significant loss of revenue, an increase in guest support costs (including refunds and reimbursements), and harm Sonder’s reputation, and could result in some consumers switching to competitors. If Sonder experiences frequent or persistent system failures, its brand and reputation could be permanently and significantly harmed, and its business, results of operations, and financial condition could be materially adversely affected. Sonder’s ongoing efforts to increase the reliability of its systems will be expensive and may not be completely effective in reducing the frequency or duration of unscheduled downtime or in system errors affecting guest experience or Sonder’s operations. Sonder does not carry business interruption insurance sufficient to compensate it for all losses that may occur.
Sonder uses both internally developed systems and third-party systems to operate its mobile app, website and other critical infrastructure, including transaction and payment processing, and financial and accounting systems, and certain technology-enabled features at guest properties. If the number of consumers using its website increases substantially, or if critical internally developed or third-party systems stop operating as designed, it may need to significantly upgrade, expand, or repair its systems and other infrastructure. Sonder may not be able to upgrade its systems and infrastructure to accommodate such conditions in a timely manner, and its systems could be impacted for a meaningful period of time, which could materially adversely affect its business, results of operations, and financial condition. The software underlying Sonder’s services is highly complex and may contain undetected errors or vulnerabilities, some of which may only be discovered after the code has been released. Any errors or vulnerabilities discovered in Sonder’s code after release could result in damage to its reputation, loss of customers, disruption to its sales channels, loss of revenue, or liability for damages, any of which could adversely affect Sonder’s growth prospects and its business.

Disruptions in Internet access or guests’ usage of their mobile devices could harm Sonder’s business.
Sonder’s business depends on the performance and reliability of the Internet, telecommunications network operators, and other infrastructures that are not under its control. Its revenue and guest experience are also heavily dependent on consumers’ ability to interact with its mobile app and guest services functions using their mobile devices. Accordingly, Sonder depends on consumers’ access to the Internet through mobile carriers and their systems. Disruptions in Internet access, whether generally, in a specific region or otherwise, could materially adversely affect its business, results of operations, and financial condition.
Supply chain interruptions may increase Sonder’s costs or reduce its revenues.
Sonder depends on good vendor relationships and the effectiveness of its supply chain management systems to ensure reliable and sufficient supply, on reasonably favorable terms, of materials used in its renovation, building openings and operating activities, such as furniture, linens, unit decor and appliances, lighting, security equipment and consumables. The materials it purchases and uses in the ordinary course of its business are sourced from a wide variety of suppliers around the world, including Vietnam, China, India, and the United States. Disruptions in the supply chain may result from the COVID-19 pandemic or other public health crises, weather-related events, natural disasters, trade restrictions, tariffs, border controls, acts of war, terrorist attacks, third-party strikes, work stoppages or slowdowns, shipping capacity constraints, supply or shipping interruptions or other factors beyond its control. In the event of disruptions in its existing supply chain, the labor and materials it relies on in the ordinary course of its business may not be available at reasonable rates or at all. In some cases, it may rely on a single source for procurement of furniture or other supplies in a given region. Sonder’s supply chain also depends on third-party warehouses and logistics providers, including a central distribution center in Texas and smaller warehouses in other markets. Any disruption in the supply, storage or delivery of materials to Sonder’s leased properties could disrupt operations at its existing locations or significantly delay its opening of a new location, which may cause harm to its reputation and results of operations.
Sonder may be subject to liability claims and its insurance may be inadequate to wholly cover its losses.
Sonder is subject to various types of claims and liabilities in the operation of its business. Despite the procedures, systems and internal controls Sonder has implemented to avoid or mitigate risks, it may experience claims and incur liabilities, whether through a weakness in these procedures, systems and internal controls, or because of negligence or the willful act of an employee, contractor, guest or other third party. Sonder’s insurance policies may be inadequate to wholly cover the potentially significant losses that may result from claims arising from incidents related to its units or leased properties, guest or employee acts or omissions, disruptions in its service, including those caused by cybersecurity incidents, failures or disruptions to its infrastructure, catastrophic events and disasters or otherwise. In addition, such insurance may not be available to Sonder in the future on economically reasonable terms, or at all. Further, the insurance may not cover all claims made against Sonder, and defending a suit, regardless of its merit, could be costly and divert management’s attention.
Sonder’s business is subject to the risks of earthquakes, fire, floods, and other catastrophic events.
A significant natural disaster could materially adversely affect Sonder’s business, results of operations, financial condition, and prospects. In addition, climate change could result in an increase in the frequency or severity of natural disasters and cause performance problems with Sonder’s technology infrastructure.
Although Sonder maintains incident management and disaster response plans, in the event of a major disruption caused by a natural disaster or man-made problem, or outbreak of pandemic diseases or other public health crises, including COVID-19, it may be unable to continue its operations and may experience system interruptions and reputational harm. Acts of terrorism and other geopolitical unrest or armed conflict, such as the 2022 Russian invasion of Ukraine, could also cause disruptions in its business or the business of Sonder’s landlords, vendors or other business partners, or the economy as a whole. All of the aforementioned risks may be further increased if Sonder’s disaster recovery plans prove to be inadequate.

Sonder’s technology contains third-party open source software components, and failure to comply with the terms of the underlying open source software licenses could restrict its ability to operate as intended or could increase its costs.
Sonder’s technology contains software modules licensed to it by third-party authors under “open source” licenses. Use and distribution of open source software may entail greater risks than use of third-party commercial software, as open source licensors generally do not provide support, warranties, indemnification or other contractual protections regarding infringement claims or the quality of the code. In addition, the public availability of such software may make it easier for others to compromise Sonder’s technology.
Some open source licenses contain requirements that Sonder make available source code for modifications or derivative works it creates based upon the type of open source software it uses, or grant other licenses to its intellectual property. If Sonder combines its proprietary software with open source software in a certain manner, it could, under certain open source licenses, be required to release the source code of its proprietary software to the public. This would allow its competitors to create similar offerings with lower development effort and time and ultimately could result in a loss of its competitive advantages. Alternatively, to avoid the public release of the affected portions of its source code, Sonder could be required to expend substantial time and resources to re-engineer some or all of its software.
Although Sonder monitors its use of open source software to avoid subjecting its technology to conditions it does not intend, the terms of many open source licenses have not been interpreted by U.S. or foreign courts, and there is a risk that these licenses could be construed in a way that could impose unanticipated conditions or restrictions on Sonder’s ability to provide or distribute its technology. From time to time, there have been claims challenging the ownership of open source software against companies that incorporate open source software into their solutions. As a result, Sonder could be subject to lawsuits by parties claiming ownership of what it believes to be open source software. Moreover, Sonder cannot assure you that its processes for controlling its use of open source software in its technology will be effective. If Sonder is held to have breached or failed to fully comply with all the terms and conditions of an open source software license, it could face infringement or other liability, or be required to seek costly licenses from third parties to continue providing its offerings on terms that may not be economically feasible, re-engineer its technology, discontinue or delay the provision of its offerings if re-engineering could not be accomplished on a timely basis or make generally available, in source code form, its proprietary code, any of which could adversely affect its business, financial condition and results of operations.
Sonder may be unable to protect its brand and other intellectual property, and it has been and may be subject to legal proceedings and claims relating to intellectual property rights.
Sonder’s intellectual property is important to its success. Sonder relies on a combination of trademark, copyright, and trade secret laws, employee and third-party non-disclosure and/or invention assignment agreements and other methods to protect its intellectual property. However, these only afford limited protection, and unauthorized parties may attempt to copy aspects of Sonder’s services, technology, mobile app, algorithms, or other features and functionality, or to use information that Sonder considers proprietary or confidential. There can be no assurance that any of Sonder’s intellectual property will be protectable by patents, but if it is, any efforts to obtain patent protection that is not successful may harm Sonder’s business in that others will be able to use Sonder’s technologies. In addition, the laws of some foreign countries do not protect proprietary rights to the same extent as do the laws of the United States. There can be no assurance that the steps taken by Sonder to protect its proprietary rights will be adequate or that third parties will not infringe or misappropriate Sonder’s trademarks, copyrights, and similar proprietary rights. Sonder endeavors to defend its intellectual property rights diligently, but intellectual property litigation is expensive and time-consuming, and may divert managerial attention and resources from its business objectives. Sonder may not be able to successfully defend its intellectual property rights, which could have a material adverse effect on its business, brand, and results of operations.
From time to time, in the ordinary course of business, Sonder has been and may be subject to legal proceedings and claims relating to the intellectual property rights of others, and Sonder expects that third parties will continue to assert intellectual property claims, in particular trademark claims, against it, particularly as Sonder expands the complexity and scope of its business. Successful claims against Sonder could result in a significant monetary liability or prevent Sonder from operating its business, or portions of its business. In addition, resolution of claims may require Sonder to obtain licenses to use intellectual property rights belonging to third parties, which may be expensive to procure, or to cease using those rights altogether. Any of these events could have a material adverse effect on its business, results of operations and financial condition.
Various factors that affect the desirability of Sonder units in a particular region or season could adversely affect its ability to attract and retain guests.
Sonder’s units are often located in popular vacation destinations, some of which are more heavily utilized on a seasonal basis. As a result, its revenue in these regions is heavily dependent upon its ability to maintain occupancy during key seasonal periods.
In addition, factors influencing the desirability of its units in a particular city or region or during a specific season could adversely affect Sonder’s ability to attract new guests and retain existing guests. A significant natural disaster, health crisis, event of civil unrest, political turmoil or other regional disturbance could reduce the number of available units in or visitors to the affected area, thereby reducing Sonder’s revenue. Sonder’s properties are concentrated in a relatively limited number of cities, which makes local events and conditions, and the relative appeal of travel to those cities, particularly important to its business and financial results. In addition, Sonder’s property leasing and opening process can take substantial time, which may make it more difficult to compete for guests in a newly popular travel destination.
Sonder’s properties are concentrated in a limited number of cities, which increases its exposure to local factors affecting demand or hospitality operations.
Sonder’s operations are relatively concentrated in a limited number of cities, and Sonder expects that the majority of its operations will continue to be concentrated in a limited number of cities. As of December 31, 2021, Sonder’s five largest cities (New York City, Philadelphia, New Orleans, Dubai, and Montreal) accounted for approximately 35% of its Live Units, and its 10 largest cities accounted for approximately 60% of its Live Units. Geographic concentration magnifies the risk to Sonder of localized economic, political, public health and other conditions such as national disasters. Civil unrest, public health crises, unusual weather, natural disasters or other factors affecting travel to these cities or other markets in which Sonder is expanding, as well as changes in local competitive conditions, may have a disproportionate negative effect on its revenue and on its ability to secure sufficient staffing, supplies or services for its largest markets.
Sonder is exposed to fluctuations in currency exchange rates.
Since Sonder conducts a portion of its business outside the United States but reports its results in U.S. dollars, it faces exposure to adverse movements in currency exchange rates, which may cause its revenue and operating results to differ materially from expectations. In addition, fluctuation in its mix of U.S. and foreign currency denominated transactions may contribute to this effect as exchange rates vary. Moreover, as a result of these exchange rate fluctuations, revenue, cost of revenue, operating expenses and other operating results may differ materially from expectations when translated from the local currency into U.S. dollars upon consolidation. For example, if the U.S. dollar strengthens relative to foreign currencies Sonder’s non-U.S. revenue would be adversely affected when translated into U.S. dollars. Conversely, a decline in the U.S. dollar relative to foreign currencies would increase Sonder’s non-U.S. revenue when translated into U.S. dollars. As exchange rates vary, revenue, cost of revenue, operating expenses and other operating results, when translated, may differ materially from expectations. In addition, Sonder’s revenue and operating results are subject to fluctuation if its mix of U.S. and foreign currency denominated transactions and expenses changes in the future. Sonder may enter into hedging arrangements in order to manage foreign currency exposure, but such activity may not completely eliminate fluctuations in its operating results.

Changes in Sonder’s effective tax rate could harm its future operating results.
Sonder is subject to federal and state income taxes in the United States and in various international jurisdictions. Sonder’s provision for income taxes and its effective tax rate are subject to volatility and could be adversely affected by several factors, including:
•Earnings being lower than anticipated in countries that have lower tax rates and higher than anticipated in countries that have higher tax rates;
•Effects of certain non-tax-deductible expenses, including those arising from the requirement to expense stock options;
•Changes in the valuation of its deferred tax assets and liabilities;
•Adverse outcomes resulting from any tax audit, including transfer pricing adjustments with respect to intercompany transactions;
•Its ability to utilize its net operating losses and other deferred tax assets; and
•Changes in accounting principles or changes in tax laws and regulations, or the application of the tax laws and regulations, including possible U.S. changes to the deductibility of expenses attributable to foreign income or the foreign tax credit rules.
Additionally, on December 22, 2017, the U.S. enacted the Tax Cuts and Jobs Act of 2017, or the “TCJA”, which significantly affected U.S. tax law by changing how the U.S. imposes income tax on multinational corporations. In addition to reducing the corporate income tax rate from 35% to 21%, the TCJA requires complex computations not previously required by U.S. tax law. As such, the application of accounting guidance for such items is currently uncertain. Further, compliance with the TCJA and the accounting for such provisions require preparation and analysis of information not previously required or regularly produced. In addition, the U.S. Department of Treasury has broad authority to issue regulations and interpretive guidance that may significantly impact how Sonder will apply the law and impact its results of operations in future periods. Accordingly, further regulatory or GAAP accounting guidance for the TCJA, Sonder’s further analysis on the application of the law, and refinement of Sonder’s initial estimates and calculations could materially change Sonder’s current provisional estimates of the impact of the TCJA in its financial statements, which could in turn materially affect its tax obligations and effective tax rate. The change in the U.S. Presidential administration in January 2021 may increase the chance for legislative changes to the TCJA provisions.
Significant judgment is required in the application of accounting guidance relating to uncertainty in income taxes. If tax authorities challenge Sonder’s tax positions, any such challenges that are settled unfavorably could adversely impact Sonder’s provision for income taxes.
Sonder’s corporate structure and intercompany arrangements cause it to be subject to the tax laws of various jurisdictions, and it could be obligated to pay additional taxes, which could materially adversely affect its business, financial condition, results of operations, and prospects.
Sonder is expanding its international operations and personnel to support its business in international markets. Sonder generally conducts its international operations through wholly-owned subsidiaries and is or may be required to report its taxable income in various jurisdictions worldwide based upon its business operations in those jurisdictions. Sonder’s intercompany relationships are subject to complex transfer pricing regulations administered by tax authorities in various jurisdictions. The amount of taxes Sonder pays in different jurisdictions may depend on the application of the tax laws of such jurisdictions, including the United States, to its international business activities, changes in tax rates, new or revised tax laws, interpretations of existing tax laws and policies, and Sonder’s ability to operate its business in a manner consistent with its corporate structure and intercompany arrangements. The relevant tax authorities may disagree with Sonder’s determinations as to the income and expenses attributable to specific jurisdictions. If such a disagreement were to occur, and its position was not sustained, Sonder could be required to pay additional taxes, interest, and penalties, which could result in one-time tax charges, higher effective tax rates, reduced cash flows, and lower overall profitability of its operations.
If existing tax laws, rules or regulations are amended, or if new unfavorable tax laws, rules or regulations are enacted, including with respect to occupancy, sales, value-added taxes, withholding taxes, revenue based taxes, unclaimed property, or other tax laws applicable to the multinational businesses, the results of these changes could increase Sonder’s tax liabilities. Possible outcomes include double taxation, multiple levels of taxation, or additional obligations, prospectively or retrospectively, including the potential imposition of interest and penalties. Demand for Sonder’s products and services could decrease if such costs are passed on to Sonder’s guests, result in increased costs to update or expand Sonder’s technical or administrative infrastructure or effectively limit the scope of Sonder’s business activities should Sonder decide not to conduct business in particular jurisdictions.
Sonder is subject to federal, state, and local income, sales, and other taxes in the United States and income, withholding, transaction, and other taxes in numerous foreign jurisdictions. Evaluating its tax positions and its worldwide provision for taxes is complicated and requires exercising significant judgment. During the ordinary course of business, there are many activities and transactions for which the ultimate tax determination is uncertain. In addition, Sonder’s tax obligations and effective tax rates could be adversely affected by changes in the relevant tax, accounting, and other laws, regulations, principles, and interpretations, including those relating to income tax nexus, by recognizing tax losses or lower than anticipated earnings in jurisdictions where it has lower statutory rates, or higher than anticipated earnings in jurisdictions where it has higher statutory rates, by changes in foreign currency exchange rates, or by changes in the valuation of its deferred tax assets and liabilities. Sonder may be audited in various jurisdictions, and such jurisdictions may assess additional taxes (including income taxes, sales taxes, and value added taxes) against it. Although Sonder believes its tax estimates are reasonable, the final determination of any tax audits or litigation could differ materially from its historical tax provisions and accruals, which could have an adverse effect on its results of operations or cash flows in the period or periods for which a determination is made.
Sonder may be subject to substantial liabilities if it is determined that Sonder should have collected, or in the future should collect, additional sales and use, value added or similar taxes.
Sonder currently collects and remits applicable sales taxes and other applicable transfer taxes in jurisdictions where it, through its employees or economic activity, has a presence and where Sonder has determined, based on applicable legal precedents, that sales of travel accommodations are classified as taxable. Sonder does not currently collect and remit state and local excise, utility user, or ad valorem taxes, fees, or surcharges in jurisdictions where it believes it does not have sufficient “nexus.” There is uncertainty as to what constitutes sufficient nexus for a state or local jurisdiction to levy taxes, fees, and surcharges on sales made over the Internet, and there is also uncertainty as to whether Sonder’s characterization of its traveler accommodations in certain jurisdictions will be accepted by state and local tax authorities.
The application of indirect taxes, such as sales and use, value added, goods and services, business, and gross receipts taxes, to businesses that transact online, such as Sonder, is a complex and evolving area. In some instances, Sonder sells its services through OTAs and does not control how taxes are collected or remitted. There are substantial ongoing costs associated with complying with the various indirect tax requirements in the numerous markets in which Sonder conducts or may conduct business. If an OTA does not collect such taxes from travelers, Sonder could be held liable for such obligations. The application of existing or future indirect tax laws, whether in the United States or internationally, or the failure to collect and remit such taxes, could materially adversely affect Sonder’s business, financial condition, results of operations, and prospects.
Failure to comply with anti-bribery, anti-corruption laws and similar laws, could subject us to penalties and other adverse consequences.
Sonder is subject to the U.S. Foreign Corrupt Practices Act of 1977, as amended, commonly referred to as the FCPA, the U.S. Travel Act, the United Kingdom Bribery Act 2010, and possibly other anti-bribery and anti-corruption laws in countries outside of the United States in which it conducts its activities. Anti-corruption and anti-bribery laws have been enforced aggressively in recent years and are interpreted broadly to generally prohibit companies, their employees, agents, representatives, business partners, and third-party intermediaries from authorizing, offering, or providing, directly or indirectly, improper payments or benefits to recipients in the public or sometimes the private sector.
Sonder sometimes engages third parties to conduct its business abroad. Sonder and its employees, agents, representatives, business partners and third-party intermediaries may have direct or indirect interactions with officials and employees of government agencies or state-owned or affiliated entities and may be held liable for the corrupt or other illegal activities of these employees, agents, representatives, business partners or third-party intermediaries even if Sonder does not explicitly authorize such activities. Sonder cannot guarantee that all of its employees and agents will not take actions in violation of applicable law, for which Sonder may be ultimately held responsible. As Sonder increases its international sales and business, the risks under these laws may increase.
These laws also require that Sonder keep accurate books and records and maintain internal controls and compliance procedures designed to prevent any such actions. While Sonder has policies and procedures to address compliance with such laws, Sonder cannot guarantee that none of its employees, agents, representatives, business partners or third-party intermediaries will take actions in violation of Company policies and applicable law, for which Sonder may be ultimately held responsible.
Any allegations or violation of the FCPA or other applicable anti-bribery and anti-corruption laws could result in whistleblower complaints, sanctions, settlements, prosecution, enforcement actions, fines, damages, adverse media coverage, investigations, loss of export privileges, severe criminal or civil sanctions, or suspension or debarment from U.S. government contracts, all of which may have an adverse effect on Sonder’s reputation, business, results of operations, and prospects. Responding to any investigation or action will likely result in a materially significant diversion of management’s attention and resources and significant defense costs and other professional fees.
Sonder is subject to governmental export and import controls and economic sanctions programs that could impair its ability to compete in international markets or subject Sonder to liability if it violates these controls.
In many cases, Sonder’s business activities are subject to U.S. and international import and export control laws and regulations including trade and economic sanctions maintained by the Office of Foreign Assets Control, or OFAC. For example, restrictions may exist on its ability to provide services to persons located in certain U.S. embargoed or sanctioned countries or listed on certain lists of sanctioned persons. U.S. and other international authorities recently imposed, and may further impose, sanctions related to the 2022 Russian invasion of Ukraine. Additionally, the import of furniture used in various properties must be conducted in accordance with applicable import laws and regulations. If Sonder were to fail to comply with such import or export control laws and regulations, trade and economic sanctions, or other similar laws, it could be subject to both civil and criminal penalties, including substantial fines, possible incarceration for employees and managers for willful violations, and the possible loss of export or import privileges.
Operating as a public company requires Sonder to incur substantial costs and requires substantial management attention. In addition, key members of Sonder’s management team have limited experience managing a public company.
Sonder incurs substantial legal, accounting, and other expenses that Sonder did not incur as a private company before the Business Combination. For example, Sonder is subject to the reporting requirements of the Exchange Act, the applicable requirements of the Sarbanes-Oxley Act of 2022, or the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the rules and regulations of the SEC, and the listing standards of Nasdaq. Compliance with these rules and regulations increases its legal and financial compliance costs, and increases demand on its systems, particularly after Sonder is no longer an “emerging growth company” under SEC rules. In addition, Sonder may be subject to stockholder activism, which can lead to additional substantial costs, distract management, and impact the manner in which Sonder operates its business in ways that it cannot currently anticipate. As a result of disclosure of information herein and in filings required of a public company, Sonder’s business and financial condition has become more visible, which may result in threatened or actual litigation, including by competitors.

Some members of Sonder’s management team have limited experience managing a publicly traded company, interacting with public company investors, and complying with the increasingly complex laws pertaining to public companies. Sonder’s management team may not successfully or efficiently manage its transition to being a public company subject to significant regulatory oversight and reporting obligations under the federal securities laws and the continuous scrutiny of securities analysts and investors. These new obligations and constituents will require significant attention from Sonder’s senior management and could divert their attention away from the day-to-day management of its business, which could adversely affect its business, financial condition, and results of operations.
If we fail to maintain an effective system of disclosure controls and internal control over financial reporting, our ability to produce timely and accurate financial statements or comply with applicable regulations could be impaired, which may adversely affect investor confidence in Sonder and, as a result, the market price of our common stock.
As a public company, we are required to comply with the requirements of the Sarbanes-Oxley Act, including, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. We are continuing to develop and refine our disclosure controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we will file with the SEC is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that information required to be disclosed in reports under the Securities Exchange Act of 1934, as amended, or the Exchange Act, is accumulated and communicated to our management, including our principal executive and financial officers.
We are also continuing to improve our internal control over financial reporting. As disclosed elsewhere in this report, we have identified a material weakness in our internal control over financial reporting. Pursuant to the SEC rules that implement Section 404 of the Sarbanes-Oxley Act, beginning with our second annual report on Form 10-K, as a public company, we will be required to make a formal assessment of the effectiveness of our internal control over financial reporting, and once we cease to be an emerging growth company, we will be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. To achieve compliance with these requirements within the prescribed time period, we will be engaging in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we will need to continue to dedicate internal resources, potentially engage outside consultants and adopt a detailed work plan to assess and document the adequacy of our internal control over financial reporting, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. Despite our efforts, there is a risk that we will not be able to conclude, within the prescribed time period or at all, that our internal control over financial reporting is effective as required by Section 404 of the Sarbanes-Oxley Act. Moreover, our testing, or the subsequent testing by our independent registered public accounting firm, may reveal deficiencies in our internal control over financial reporting that are deemed to be material weaknesses.
Any failure to implement and maintain effective disclosure controls and procedures and internal control over financial reporting, including the identification of one or more material weaknesses, could cause investors to lose confidence in the accuracy and completeness of our financial statements and reports, which would likely adversely affect the market price of our common stock. In addition, we could be subject to sanctions or investigations by the stock exchange on which our common stock is listed, the SEC and other regulatory authorities.
Risks Related to Government Regulation
Unfavorable changes in, or interpretations or enforcement of, government regulations or taxation of the evolving short-term and long-term rental, Internet and e-commerce industries could harm Sonder’s operating results.
Sonder operates in markets throughout the world and is subject to various regulatory and taxation requirements of the jurisdictions in which it operates. Sonder’s regulatory compliance efforts are burdensome because each local jurisdiction has different requirements, including with respect to zoning, licensing, permitting, sanitation, accessibility, taxes, employment, labor and health and safety, and regulations in the industry are constantly evolving. Compliance requirements that vary significantly from jurisdiction to jurisdiction reduce Sonder’s ability to achieve economies of scale, add compliance costs, and increase the potential liability for compliance deficiencies. In addition, laws or regulations that may harm Sonder’s business could be adopted, or interpreted in a manner that affects its activities, including but not limited to the regulation of personal and consumer information, consumer advertising, labor laws, accessibility, health and safety, taxation, and real estate and hotel licensing and zoning requirements. Violations or new interpretations of these laws or regulations may result in penalties, disrupt Sonder’s ability to operate existing properties or to develop new ones, negatively impact Sonder’s guest relations or operations in other ways, increase its expenses, and damage its reputation and business.
In addition, since Sonder began its operations, there have been, and continue to be, regulatory developments that affect the hospitality services industry and the ability of companies like Sonder to offer its units for specified durations or in certain neighborhoods. For example, some municipalities have adopted ordinances that limit Sonder’s ability to offer certain properties to its guests for fewer than a stated number of consecutive nights, such as 30 nights, or for more than an aggregate total number of nights per year, and other cities may introduce similar regulations, including after Sonder has already leased properties and begun to offer stays to guests there. In addition, many of the fundamental statutes and regulations that impose taxes or other obligations on travel and hospitality companies were established before the growth of the Internet and e-commerce, which creates a risk of these laws being used in ways not originally intended that could harm Sonder’s business. These and other similar new and newly interpreted regulations could increase Sonder’s costs, require it to reduce or even cease operations in certain locations, reduce the diversity and number of units available for it to lease and offer to guests, and otherwise harm its business and operating results.
From time to time, Sonder has been involved in and expects to continue to become involved in challenges to, or disputes with government agencies regarding interpretations of laws and regulations. There can be no assurance that Sonder will be successful in these challenges or disputes.
New, changed, or newly interpreted or applied laws, statutes, rules, regulations or ordinances, including tax laws, could also increase landlords’ compliance, operating and other costs. This, in turn, could deter landlords from renting their properties to Sonder, negatively affect lease renewals, impair landlords’ ability or willingness to repair and maintain leased properties, or increase costs of doing business. Any or all of these events could adversely impact Sonder’s business and financial performance.
Furthermore, as Sonder expands or changes its business and the services that it offers or the methods by which it offers them, it may become subject to additional legal regulations, tax requirements or other risks. Whether it complies with or challenges these additional regulations, Sonder’s costs may increase and its business could otherwise be harmed.
We will continue to incur increased costs and demands upon management as a result of complying with the laws and regulations affecting public companies, which could adversely affect our business, results of operations and financial condition.
As a public company, we incur substantial legal, accounting and other expenses that we did not incur as a private company, and these expenses may increase even more after we are no longer an “emerging growth company.” For example, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, the rules and regulations of the SEC and the listing standards of Nasdaq. Our management and other personnel will need to devote a substantial amount of time to compliance with these requirements and we expect these rules and regulations to substantially increase our legal and financial compliance costs. For example, these rules and regulations make it more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to maintain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our board of directors, particularly to serve on our audit committee and compensation committee, or as our executive officers. In addition, we have expended, and anticipate that we will continue to expend, significant resources in order to maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting. In that regard, we will need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge. In addition, as a public company, we may be subject to shareholder activism, which can lead to substantial costs, distract management and impact the manner in which we operate our business in ways we cannot currently anticipate. As a result of disclosure of information in this Annual Report on Form 10-K and in filings required of a public company, our business and financial condition have become more visible, which may result in threatened or actual litigation, including by competitors and other third parties. If such claims are successful, our business and results of operations could be adversely affected, and even if the claims do not result in litigation or are resolved in our favor, these claims, and the time and resources necessary to resolve them, could divert the resources of our management and adversely affect our business and results of operations. These increased costs and demands upon management could adversely affect our business, results of operations and financial condition.
The costs and other risks associated with the Americans with Disabilities Act and similar legislation outside of the United States may be substantial.
Sonder is subject to the Americans with Disabilities Act, commonly referred to as the ADA, and similar laws and regulations in certain jurisdictions outside of the United States. These laws and regulations require public accommodations to meet certain requirements related to access and use by disabled people. Sonder’s landlords may not have designed, constructed or operated their properties to comply fully with the ADA or similar laws, and Sonder’s operations may not fully comply with such laws. Operators of hospitality websites, including Sonder, are also occasionally targeted by complaints that they have failed to make their sites and online reservation systems sufficiently accessible. Sonder has been subject to minor claims by litigants regarding such website compliance in the past, and may encounter claims, governmental investigations and potential enforcement actions in the future. Sonder may be required to expend substantial resources to remedy any noncompliance at its leased properties or in its app or website, or to defend against complaints of noncompliance, even if they lack merit. If Sonder fails to comply with the requirements of the ADA or similar laws, it could be subject to fines, penalties, injunctive action, costly legal proceedings, an award of damages to private litigants, mandated capital expenditures to remedy such noncompliance, reputational harm and other business effects that could materially and adversely affect its brand and results of operations.
If Sonder fails to comply with federal, state, and foreign laws relating to privacy and data protection, it may face potentially significant liability, negative publicity, and an erosion of trust, and increased regulation could materially adversely affect its business, results of operations, and financial condition.
In Sonder’s processing of travel transactions and information about guests and their stays, it receives and stores a large volume of personally identifiable data. This data is increasingly subject to legislation and regulations in numerous jurisdictions around the world, such as the European Union’s General Data Protection Regulation, common referred to as the GDPR, and variations and implementations of that regulation in the member states of the European Union. The GDPR, which went into effect in May 2018, has resulted and will continue to result in significant compliance costs for Sonder. If it violates the GDPR, it could be subject to significant fines. The California Consumer Privacy Act of 2018 and its implementing regulations, as amended (the “CCPA”), which went into effect on January 1, 2020, establishes data privacy rights for consumers and compliance requirements for businesses doing business in California. Moreover, California voters approved the California Privacy Rights Act, (the “CPRA”), in November 2020. The CPRA significantly modifies the CCPA, creating obligations relating to consumer data beginning on January 1, 2022, with implementing regulations expected on or before July 1, 2022, and enforcement beginning July 1, 2023. The Canadian Personal Information Protection and Electronic Documents Act (“PIPEDA”) is Canada’s primary private-sector privacy law. PIPEDA considers a “private sector” organization to be an organization or person engaged in commercial activity. Violation of PIPEDA can lead to a court action brought by individuals or by the Office of the Privacy Commissioner of Canada. Other jurisdictions may adopt similar data protection regulations. For example, the State of Virginia recently adopted the Virginia Consumer Data Protection Act, which will go into effect on January 1, 2023. Such laws and regulations are typically intended to protect the privacy of personal data that is collected, processed and transmitted in or from the governing jurisdiction. These laws and their interpretations continue to develop and may be inconsistent from jurisdiction to jurisdiction. In many cases, these laws apply not only to third-party transactions, but also to transfers of information between Sonder and its subsidiaries, including employee information. While Sonder has invested and continues to invest resources to comply with the GDPR, the CCPA and other privacy regulations, many of these regulations are new, extremely complex and subject to interpretation. Any failure, or perceived or alleged failure, by Sonder to comply with its privacy policies or with any federal, state or international laws, regulations, industry self-regulatory principles, industry standards or codes of conduct, regulatory guidance, orders to which it may be subject or other actual or asserted legal or contractual obligations relating to privacy, data protection, information security or consumer protection could adversely affect Sonder’s reputation, brand and business, and may result in claims, proceedings or actions against Sonder by governmental entities or others or other liabilities or require Sonder to change its operations and/or cease or modify its use of certain data sets. Any such claim, proceeding or action could hurt Sonder’s reputation, brand and business, force Sonder to incur significant expenses in defense of such proceedings, distract its management, increase its costs of doing business, result in a loss of customers and suppliers or an inability to process credit card payments, and may result in the imposition of monetary penalties. Sonder may also be contractually required to indemnify and hold harmless third parties from the costs or consequences of non-compliance with any laws, regulations, or other legal obligations relating to privacy or consumer protection or any inadvertent or unauthorized use or disclosure of data that Sonder stores or handles as part of operating its business.
Sonder could be adversely affected if legislation or regulations are expanded to require changes in its business practices or if governing jurisdictions interpret or implement their legislation or regulations in ways that negatively affect Sonder’s business, results of operations or financial condition. For example, federal, state and international governmental authorities continue to evaluate the privacy implications inherent in the use of third-party “cookies” and other methods of online tracking for behavioral advertising and other purposes. The United States and foreign governments have enacted, have considered or are considering legislation or regulations that could significantly restrict the ability of companies and individuals to engage in these activities, such as by regulating the level of consumer notice and consent required before a company can employ cookies or other electronic tracking tools or the use of data gathered with such tools. Additionally, some providers of consumer devices and web browsers have implemented, or announced plans to implement, means to make it easier for Internet users to prevent the placement of cookies or to block other tracking technologies, which could, if widely adopted, result in the use of third-party cookies and other methods of online tracking becoming significantly less effective. Regulation of the use of these cookies and other online tracking and advertising practices, or a loss in Sonder’s ability to make effective use of services that employ such technologies, could increase its costs of operations and limit its ability to track trends, optimize its services or acquire new customers on cost-effective terms and consequently, materially adversely affect its business, financial condition and operating results.
Failure to comply with consumer protection, marketing and advertising laws, including with regard to direct marketing and internet marketing practices, could result in fines or place restrictions on Sonder’s business.
Sonder’s business is subject to various laws and regulations governing consumer protection, advertising and marketing. Sonder may encounter governmental and private party investigations and complaints in areas such as the clarity, accuracy and presentation of information on its website or in third-party listings of its properties, as has occurred with respect to other hospitality booking sites. In addition, as Sonder attempts to increase the proportion of stays booked directly through its website, its marketing activities will be subject to various laws and regulations in the U.S. and internationally that govern online and other direct marketing and advertising practices. Sonder’s marketing activities could be restricted, its guest relationships and revenues could be adversely affected, and its costs could increase, due to changes required in its marketing, listing or booking practices, or any investigations, complaints or other adverse developments related to these laws and regulations.
Industry-specific payment regulations and standards are evolving and unfavorable industry-specific laws, regulations, interpretive positions or standards could harm Sonder’s business.
Sonder’s payment processors expect attestation of compliance with the Payment Card Industry (“PCI”) Data Security Standards. If Sonder is unable to comply with these guidelines or controls, or if its customers or third-party payment processors are unable to obtain regulatory approval to use its services where required, its business may be harmed. For example, failing to maintain Sonder’s Attestation of Compliance for PCI could result in monthly fines or other adverse consequences until compliance is re-established via an external PCI qualified security assessor. Existing third parties or future business partnerships may opt out of processing payment card transactions if Sonder is unable to achieve or maintain industry-specific certifications or other requirements or standards relevant to its customers and business partners.

Risks Related to Indebtedness and Liquidity
Sonder may require additional capital to support business growth, and this capital might not be available in a timely manner or on favorable terms.
Sonder intends to continue to make investments to support its business growth and may require additional funds to respond to business challenges, including the need to develop or add new properties or services or enhance its existing properties or services, enhance its operating infrastructure and acquire complementary businesses and technologies. In connection with the closing of Sonder’s Business Combination with Gores Metropoulos II, Inc., a significant number of former Gores stockholders redeemed their shares for cash, resulting in reduced cash proceeds to Sonder. For the foregoing reasons, Sonder may need to engage in equity or debt financings to secure additional funds in the future. If it raises additional funds through further issuances of equity or convertible debt securities, its existing stockholders could suffer significant dilution, and any new equity securities it issues could have rights, preferences and privileges superior to those of holders of Sonder’s common stock. Any debt financing could involve restrictive covenants relating to financial and operational matters, which may make it more difficult for Sonder to obtain additional capital and to pursue business opportunities, including potential acquisitions or strategic partnerships. In addition, Sonder may not be able to obtain additional financing on favorable terms, if at all. If Sonder is unable to obtain adequate or satisfactory financing when it requires it, its ability to continue to support its business growth and to respond to business challenges could be significantly limited.
Sonder’s indebtedness could adversely affect its business and financial condition.
As of December 31, 2021 and December 31, 2020, Sonder had indebtedness related to its term loans in the aggregate principal amount of $26.2 million and $43.3 million, respectively, secured against substantially all of its assets. In addition, as of December 31, 2021, Sonder had $165.0 million of convertible notes that were subsequently converted into shares of the our Common Stock in connection with the Business Combination. On December 22, 2020, Sonder entered into a credit facility with Investissement Québec for CAD$30 million, which it will be able to draw down upon after meeting certain milestones related to its operations in Canada. In addition, Sonder incurred $165.0 million in indebtedness under the Delayed Draw Notes. Risks relating to Sonder’s indebtedness include:
•Increasing its vulnerability to general adverse economic and industry conditions;
•Requiring it to dedicate a portion of its cash flow to principal and interest payments on its indebtedness, thereby reducing the availability of cash flow to fund working capital, location acquisition costs, capital expenditures, acquisitions and investments and other general corporate purposes;
•Making it more difficult for it to optimally capitalize and manage the cash flow for its businesses;
•Limiting its flexibility in planning for, or reacting to, changes in its businesses and the markets in which it operates, due in part to restrictive covenants in its debt instruments;
•Possibly placing it at a competitive disadvantage compared to its competitors that have less debt, a lower cost of borrowing or less restrictive debt covenants; and
•Limiting its ability to borrow additional funds or to borrow funds at rates or on other terms that it finds acceptable.
Sonder’s indebtedness and credit facilities contain financial covenants and other restrictions on its actions that may limit its operational flexibility or otherwise adversely affect its results of operations.
The terms of certain of Sonder’s indebtedness and credit facilities include a number of covenants that limit its ability and its subsidiaries’ ability to, among other things, incur additional indebtedness, grant liens, merge or consolidate with other companies or sell its assets, pay dividends, make redemptions and repurchases of stock, make investments, loans and acquisitions, change the nature of its business or engage in transactions with affiliates. In addition, Sonder must comply with a minimum EBITDA covenant and a minimum liquidity covenant. The terms of its indebtedness and credit facilities may restrict its current and future operations and could adversely affect its ability to finance its future operations or capital needs. In addition, complying with these covenants may make it more difficult for Sonder to successfully execute its business strategy, including potential acquisitions, and to compete against companies that are not subject to such restrictions.
Any failure to comply with the covenants or payment requirements specified in Sonder’s credit agreements could result in an event of default under the agreements, which, if not cured or waived, would give the lenders the right to terminate their commitments to provide additional loans, declare all borrowings outstanding, together with accrued and unpaid interest and fees, to be immediately due and payable, increase the interest rates applicable to such debt, and exercise rights and remedies, including by way of initiating foreclosure proceedings against any assets constituting collateral for the obligations under the credit facilities. If its debt were to be accelerated, Sonder may not have sufficient cash or be able to borrow sufficient funds to refinance the debt or sell sufficient assets to repay the debt, which could immediately adversely affect its business, cash flows, results of operations, and financial condition. Even if it were able to obtain new financing, such financing may not be on commercially reasonable terms or on terms that are acceptable to Sonder.
Risks Related to Ownership of Our Common Stock
A market for our securities may not continue, which would adversely affect the liquidity and price of our securities.
We consummated the Business Combination in January 2022, and accordingly, the common stock of the combined company has traded publicly for only a limited period of time because we were a “blank check” company prior to the Business Combination and Legacy Sonder was privately held. An active trading market for our securities may never develop or, if developed, it may not be sustained. In addition, the price of our securities can vary due to general economic conditions and forecasts, our general business condition and the release of our financial reports, among many other factors, including those described below under the heading “The market price and trading volume of our common stock may be volatile and could decline significantly.” Additionally, if our securities are not listed on, or become delisted from, Nasdaq for any reason, and are quoted on the OTC Bulletin Board, an inter-dealer automated quotation system for equity securities that is not a national securities exchange, the price of our common stock could decline and the liquidity of our securities may be more limited than if we were quoted or listed on Nasdaq or another national securities exchange. You may be unable to sell your securities unless a market can be established or sustained.
Resales of shares of our common stock could depress the market price of our common stock.
A significant number of shares of our common stock have been registered under the Securities Act of 1933 and are freely tradable. In addition, a large number of shares of our common stock, which are currently subject to lock-up restrictions pursuant to our bylaws and/or other agreements, will become freely tradable upon the expiration of market stand-off periods in July 2022 (subject to potential early termination of such restrictions as to certain of such shares if our common stock meets certain average price thresholds). Sales of shares of common stock in the public market, or the perception that these sales might occur, may depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities, including convertible debt securities. We are unable to predict the effect that such sales, or of future conversions or exchanges of convertible or exchangeable securities for shares of common stock, may have on the prevailing market price of our common stock.
The market price and trading volume of our common stock may be volatile and could decline significantly.
The stock markets, including Nasdaq, have from time to time experienced significant price and volume fluctuations. Even if an active, liquid and orderly trading market develops and is sustained for our common stock, the market price of our common stock may be volatile and could decline significantly. In addition, the trading volume in our common stock may fluctuate and cause significant price variations to occur. If the market price of our common stock declines significantly, you may be unable to resell your shares at or above the market price at which you acquired them. We cannot assure you that the market price of our common stock will not fluctuate widely or decline significantly in the future in response to a number of factors, including, among others, the following:
•the realization of any of the risk factors presented in this report;
•actual or anticipated differences in our estimates, or in the estimates of analysts, for our revenues, Adjusted EBITDA, results of operations, operating metrics, level of indebtedness, liquidity or financial condition;
•additions and departures of key personnel;
•failure to comply with the requirements of Nasdaq;
•failure to comply with the Sarbanes-Oxley Act or other laws or regulations;
•future issuances, sales, resales or repurchases or anticipated issuances, sales, resales or repurchases, of our securities;
•publication of research reports about Sonder;
•the performance and market valuations of other similar companies;
•commencement of, or involvement in, litigation or other legal proceedings involving us;
•broad disruptions in the financial markets, including sudden disruptions in the credit markets;
•speculation in the press or investment community;
•actual, potential or perceived control, accounting or reporting problems;
•changes in accounting principles, policies and guidelines; and
•other events or factors, including those resulting from infectious diseases, health epidemics and pandemics (including the ongoing COVID-19 public health emergency), natural disasters, war (including the 2022 Russian invasion of Ukraine), acts of terrorism or responses to these events.
In the past, securities class action litigation has often been instituted against companies following periods of volatility in the market price of their shares. This type of litigation could result in substantial costs and divert our management’s attention and resources, which could have a material adverse effect on us.

If securities or industry analysts do not publish or cease publishing research or reports about us, our business, or our market, or if they change their recommendations regarding our common stock adversely, then the price and trading volume of our common stock could decline.
The trading market for our common stock will be influenced by the research and reports that industry or securities analysts may publish about us, our business, our market, or our competitors. If few securities or industry analysts commence coverage of us, our stock price and trading volume would likely be negatively impacted. If any of the analysts who may cover us change their recommendation regarding our stock adversely, or provide more favorable relative recommendations about our competitors, the price of our common stock would likely decline. If any analyst who may cover us were to cease coverage of us or fail to regularly publish reports on us, we could lose visibility in the financial markets, which could cause our stock price or trading volume to decline.
Future issuances of debt securities and equity securities may adversely affect us, including the market price of our common stock, and may be dilutive to existing stockholders.
In the future, we may incur debt or issue equity-ranking senior to the common stock. Those securities will generally have priority upon liquidation. Such securities also may be governed by an indenture or other instrument containing covenants restricting its operating flexibility. Additionally, any convertible or exchangeable securities that we issue in the future may have rights, preferences and privileges more favorable than those of the common stock. Because our decision to issue debt or equity in the future will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing, nature or success of our future capital raising efforts. As a result, future capital raising efforts may reduce the market price of our common stock and be dilutive to existing stockholders.
There is no guarantee that the Public Warrants will ever be in the money, and they may expire worthless and the terms of the Public Warrants may be amended.
The exercise price for the Public Warrants is $11.50 per share of common stock. There is no guarantee that the Public Warrants will ever be in the money prior to their expiration, and as such, the Public Warrants may expire worthless.
Provisions in the Amended and Restated Bylaws designate the Court of Chancery of the State of Delaware as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could limit the ability of our stockholders to bring a claim in a judicial forum that it finds favorable for disputes with us or with our directors, officers or employees and may discourage stockholders from bringing such claims.
The Amended and Restated Bylaws provide that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware (or, if the Court of Chancery does not have jurisdiction, another State court in Delaware or the federal district court of the District of Delaware), will, to the fullest extent permitted by law, be the sole and exclusive forum for:
•any derivative action or proceeding brought on behalf of our company;
•any action asserting a claim of breach of a fiduciary duty owed by any director, stockholder, officer or other employee of our company or our stockholders;
•any action arising pursuant to any provision of the Delaware General Corporation Law, the Amended and Restated Certificate of Incorporation or the Amended and Restated Bylaws; or
•any action asserting a claim governed by the internal affairs doctrine.
This exclusive forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with our company or any of our directors, officers, or other employees, which may discourage lawsuits with respect to such claims. However, this provision would not apply to suits brought to enforce a duty or liability created by the Exchange Act, which provides for the exclusive jurisdiction of the federal courts with respect to all suits brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder. Notwithstanding the foregoing, this exclusive forum provision will not apply to actions arising under the Securities Act, as other provisions in the Amended and Restated Bylaws designate the federal district courts of the United States as the sole and exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act against any person in connection with any offering of our securities. However, Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all such Securities Act actions. Accordingly, both state and federal courts have jurisdiction to entertain such claims. While the Delaware courts have determined that such choice of forum provisions are facially valid, a stockholder may nevertheless seek to bring a claim in a venue other than those designated in the exclusive forum provision. In such instance, we would expect to vigorously assert the validity and enforceability of the exclusive forum provisions of the Amended and Restated Bylaws. However, there can be no assurance that the provisions will be enforced by a court in those other jurisdictions. If a court were to find the exclusive forum provision contained in the Amended and Restated Bylaws to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, results of operations and financial condition.
Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
Sonder offers guest accommodations at its Live and Contracted Unit leased properties located across 39 markets as of December 31, 2021 in the United States, Canada, the United Kingdom, continental Europe, Dubai and Mexico, as described under “Item 1. Business - Sonder’s Properties.”
Sonder’s global headquarters is located in San Francisco, California, where it leases approximately 20,000 square feet of office space under a lease expiring in May 2023. Sonder’s Canadian headquarters is in Montreal, Quebec, under a lease of approximately 48,000 square feet of office space expiring in October 2030 with a five-year renewal option. Sonder leases office space for additional corporate hubs in Denver, Colorado, Dallas-Fort Worth, Texas, and London, England.
Sonder’s principal warehouse for furniture distribution in the Americas is in Roanoke, Texas at a facility owned by a third party where Sonder is currently utilizing approximately 100,000 square feet of storage space under a contract that expires on November 30, 2023 unless earlier terminated due to failure to agree on rate adjustments or otherwise. Sonder also leases smaller warehouse and storage spaces to support various cities’ operations.
Today, a substantial percentage of Sonder’s corporate staff has been working remotely due to the COVID-19 pandemic. Sonder believes that its existing facilities are adequate for its near-term needs, and that suitable alternative space would be available if required in the future on commercially reasonable terms.
Prior to the Business Combination, we utilized office space in Colorado provided by an affiliate of the Sponsor.
Item 3. Legal Proceedings
Sonder has been and expects to continue to become involved in litigation or other legal proceedings from time to time, including the matters described below. Except as described below, Sonder is not currently a party to any litigation or legal proceedings that, in the opinion of Sonder’s management, are likely to have a material adverse effect on Sonder’s business. Regardless of outcome, litigation and other legal proceedings can have an adverse impact on Sonder because of defense and settlement costs, diversion of management resources, possible restrictions on our business as a result of settlement or adverse outcomes, and other factors.
In late February 2020, Sonder was informed about an investigation underway by the New York City Department of Health and Mental Hygiene relating to possible Legionella bacteria contamination in the water supply at 20 Broad Street, New York, NY (the “Broad Street Property”). Due to the failure of the owner of the Broad Street Property (the “Broad Street Landlord”) to address the Legionella bacteria contamination and the associated health risks posed to Sonder’s guests, Sonder withheld payment of rent to the Broad Street Landlord on grounds of, among other reasons, constructive eviction. On July 30, 2020, the Broad Street Landlord sued Sonder USA Inc., Sonder Canada Inc. and Sonder Holdings Inc. for breach of the lease, seeking no less than $3.9 million in damages. Sonder filed counterclaims against the Broad Street Landlord and the property management company for breach of contract, seeking significant damages. The Broad Street Landlord filed a motion for summary judgment. The hearing and oral argument for the summary judgment motion occurred on December 21, 2021. No ruling was issued by the judge. The motion for summary judgment is now under submission. Sonder intends to vigorously defend itself and believes that the claims of the 20 Broad Street Landlord are without merit.
Item 4. Mine Safety Disclosures
Not applicable.

Part II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Price and Ticker Symbol
Our Common Stock and publicly traded Warrants are currently listed on the Nasdaq Global Select Market under the symbols “SOND” and “SONDW,” respectively.
Holders
As of March 15, 2022, there were 220 holders of record of our Common Stock and 9 holders of record of our publicly traded Warrants. Such numbers do not include beneficial owners holding our securities through nominee names.
Dividends
We do not intend to declare or pay any cash dividends in the foreseeable future.
Unregistered Sales of Equity Securities
None.
Issuer Purchases of Equity Securities
None.

Stock Performance Graph
The following graph shows a comparison from January 20, 2021 (the first day on which the units of Gores Metropoulos II, Inc., our predecessor, began trading) through December 31, 2021 of the cumulative total return for our common stock, the NASDAQ Composite Index (“NASDAQ Composite”) and the Standards & Poor’s 500 Stock Index (“S&P 500”). The graph assumes that $100 was invested at the market close on January 20, 2021 in each of our units, the NASDAQ Composite and the S&P 500. The stock price performance of the following graph is not necessarily indicative of future stock price performance. The performance graph and related information shall not be deemed “soliciting material” or to be “filed” with the SEC, nor shall information be incorporated by reference into any future filing under the Securities Act of 1933 or Securities Exchange Act of 1934, each as amended, except to the extent that we specifically incorporate it by reference into such filing.

Sonder Holdings Inc. Comparison of Total Return Performance
130
120
110
100
90
01/20/21
03/31/21
6/30/2021
09/30/21
12/31/21
Sonder Holdings Inc.
NASDAQ Composite
S&P 500

Item 6. Reserved

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion and analysis of Sonder’s financial condition and results of operations together with Sonder’s consolidated financial statements and related notes included in “Item 8. Financial Statements and Supplementary Data” in this Annual Report on Form 10-K. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties. Sonder’s actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Special Note Regarding Forward-Looking Statements,” “Summary of Risk Factors,”“Item 1A. Risk Factors” and elsewhere in this Annual Report on Form 10-K.
Overview
Until January 18, 2022, Gores Metropoulos II, Inc. (the “Company”) was a blank check company. On January 18, 2022 (the “Business Combination Closing Date”), the Company consummated its previously announced business combination. Additional information regarding the Business Combination and related transactions is set forth in our Current Report on Form 8-K filed with the Securities and Exchange Commission (“SEC”) on January 24, 2022.
The Business Combination is a subsequent event that occurred after the periods for which the financial information herein is presented. However, an annual report on Form 10-K, including financial statements of the Company for the periods presented herein, is required to be filed with the SEC. The Company’s financial statement presentation to be included in quarterly and annual filings with the SEC on Forms 10-Q and 10-K with respect to periods subsequent to the Business Combination will include the consolidated financial statements of Sonder Holdings Inc. and its subsidiaries for periods prior to the completion of the Business Combination and of the Company for periods from and after the Business Combination Closing Date. The financial information included in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” reflects the historical operations of the Company, the legal acquirer, unless otherwise noted.
Results of Operations
For the calendar year ended December 31, 2021, and the period from July 21, 2020 (inception) to December 31, 2020, we had a net loss attributable to common shares of $10,578,905 and $39,918, respectively. The Company’s activity during the 2021 period consisted of identifying and evaluating prospective acquisition candidates for a Business Combination and its activity during the 2020 period consisted of organizational and formation costs. The Company generated $63,407 and $0 in interest income for the calendar year ended December 31, 2021 and the period from July 21, 2020 (inception) to December 31, 2020, respectively.
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
On January 22, 2021, the Company consummated its Public Offering of 45,000,000 Units at a price of $10.00 per Unit, including 5,000,000 Units as a result of the underwriters’ partial exercise of their over-allotment option, generating gross proceeds of $450,000,000. On the IPO Closing Date, the Company completed the private sale of an aggregate of 5,500,000 Private Placement Warrants, each exercisable to purchase one share of Common Stock at $11.50 per share, to our Sponsor, at a price of $2.00 per Private Placement Warrant, generating gross proceeds, before expenses, of $11,000,000. After deducting the underwriting discounts and commissions (excluding the Deferred Discount, which amount was payable upon consummation of the Business Combination), the total net proceeds from the Public Offering and the sale of the Private Placement Warrants were $452,000,000, of which $450,000,000 (or $10.00 per share sold in the Public Offering) was placed in the Trust Account. The amount of proceeds not deposited in the Trust Account was $2,000,000 at the closing of the Public Offering. Interest earned on the funds held in the Trust Account may be released to the Company to fund its Regulatory Withdrawals, subject to an annual limit of $900,000, for a maximum of 24 months and/or additional amounts necessary to pay its franchise and income taxes.
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
On February 17, 2021, the Sponsor made available to the Company a loan of up to $1,500,000 pursuant to a promissory note issued by the Company to the Sponsor. The proceeds from the note will be used for on-going operational expenses and certain other expenses in connection with a potential Business Combination. The note was unsecured, non-interest bearing and matured on January, 18, 2022, the date on which the Company consummated the Business Combination. As of December 31, 2021, the amount advanced by Sponsor to the Company was $1,500,000, which was subsequently repaid upon the consummation of the business combination.
As of December 31, 2021 and December 31, 2020, we had cash held outside of the Trust Account of approximately $263,943 and $160,314, respectively, which is available to fund our working capital requirements.
At December 31, 2021 and December 31, 2020, the Company had current liabilities of $35,872,133 and $461,173 and working capital of ($34,597,109) and ($14,918), respectively, the balances of which are primarily related to warrants we have recorded as liabilities. Other amounts are related to accrued expenses owed to professionals, consultants, advisors and others who worked to seek a Business Combination. Such work is continuing after December 31, 2021 and amounts continued to accrue through January 18, 2022, at which point the Business Combination closed with Sonder Holdings Inc. Additionally, the warrant liability did not impact the Company’s liquidity until the Business Combination has been consummated, as the warrants do not require cash settlement until such event has occurred.
As of December 31, 2021, the Company intended to use substantially all of the funds held in the Trust Account, including interest (which interest shall be net of Regulatory Withdrawals and taxes payable) to consummate the Business Combination.
Off-balance sheet financing arrangements
The Company had no obligations, assets or liabilities which would be considered off-balance sheet arrangements at December 31, 2021. As of December 31, 2021, it did not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements.
The Company had not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or entered into any non-financial agreements involving assets, as of December 31, 2021.
Contractual obligations
As of December 31, 2021 and December 31, 2020, the Company did not have any long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations or long-term liabilities. In connection with the Company IPO, the Company entered into an administrative services agreement to pay monthly recurring expenses of $20,000 to The Gores Group for office space, utilities and secretarial support. The administrative services agreement terminated on January 18, 2022, that date it consummated the Business Combination transaction with Sonder Holdings Inc.
The underwriters are entitled to underwriting discounts and commissions of 5.5% ($24,750,000), of which 2.0% ($9,000,000) was paid at the closing of the Company IPO, and 3.5% ($15,750,000) was deferred. The Deferred

Discount became payable to the underwriters from the amounts held in the Trust Account on January 18, 2022 when the Company consummated the Business Combination transaction with Sonder Holdings Inc., subject to the terms of the underwriting agreement. The underwriters are not entitled to any interest accrued on the Deferred Discount.
Significant Accounting Policies
Basis of Presentation
The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the accounting and disclosure rules and regulations of the Securities and Exchange Commission (“SEC”), and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position as of December 31, 2021 and 2020 and the results of operations and cash flows for the periods presented. Operating results for the years ended December 31, 2021 and 2020 are not necessarily indicative of results that may be expected for the full year or any other period.
Offering Costs
The Company complies with the requirements of FASB ASC Topic 340-10-S99-1, “Other Assets and Deferred Costs—SEC Materials” (“ASC 340-10-S99”) and SEC Staff Accounting Bulletin Topic 5A, “Expenses of Offering.” Offering costs were $25,363,020 (including $24,750,000 in underwriters’ fees) consisting principally of professional and registration fees incurred through the balance sheet date that are related to the Company IPO and are charged to stockholders’ equity upon the completion of the Company IPO. Since the Company is required to classify the warrants as derivative liabilities, offering costs totaling $918,141 are reflected as an expense in the statement of operations.
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
For those liabilities or benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax liabilities as income tax expense. No amounts were accrued for the payment of interest and penalties at December 31, 2021.
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
Recent Accounting Pronouncements
The Company’s management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements based on current operations of the Company. The impact of any recently issued accounting standards will be re-evaluated on a regular basis or if a business combination is completed where the impact could be material.

Critical Accounting Policies
The preparation of consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following as our critical accounting policies:
Warrant Liability
We account for the Company Warrants issued in connection with the Company IPO in accordance with the guidance contained in ASC 815-40 under which the Company Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, we classify the Company Warrants as liabilities at their fair value and adjust the warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. The Company utilized a Monte Carlo simulation methodology to initially value the Company Warrants and then subsequently measured the Company Warrants using the public market price at each reporting period, with changes in fair value recognized in the statement of operations. The key assumptions in the option pricing model utilized are assumptions related to expected share price volatility, expected term, risk-free interest rate and dividend yield. The expected volatility as of the closing date of the Company IPO was derived from observable public warrant pricing on comparable ‘blank-check’ companies that recently went public in 2020 and 2021. The risk-free interest rate is based on the interpolated U.S. Constant Maturity Treasury yield. The expected term of the Company Warrants is assumed to be six months until the closing of an initial business combination, and the contractual five year term subsequently. The dividend rate is based on the historical rate, which the Company anticipates to remain at zero.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Quantitative and Qualitative Disclosures About Market Risk
Market risk is a broad term for the risk of economic loss due to adverse changes in the fair value of a financial instrument. These changes may be the result of various factors, including interest rates, foreign exchange rates, commodity prices and/or equity prices. The Company’s business activities for years ended December 31, 2021 and 2020 consisted solely of organizational activities and activities relating to its Public Offering and the identification of a target company for its Business Combination. As of December 31, 2021, $450,063,407 (including accrued interest and dividends and subject to reduction by the Deferred Discount due at the consummation of the Business Combination) was held in the Trust Account for the purposes of consummating the Business Combination. As of December 31, 2021, investment securities in the Company’s Trust Account consist of $450,063,407 in money market funds and $0 in cash. As of December 31, 2021, the effective annualized rate of return generated by the Company’s investments was approximately 0.0013%.
The Company has not engaged in any hedging activities during the year ended December 31, 2021.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of
Sonder Holdings Inc.
Opinion on the Financial Statements
We have audited the accompanying balance sheet of Sonder Holdings Inc. (f/k/a Gores Metropoulos II, Inc.) (the “Company”) as of December 31, 2021, the related statements of operations, changes in stockholders’ deficit and cash flows for the year ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and the results of its operations and its cash flows for the for the year ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.
Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ WithumSmith+Brown PC
We have served as the Company’s auditor since 2022.
New York, New York
March 28, 2022
PCAOB ID Number 100

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholder and Board of Directors
Gores Metropoulos II, Inc.:
Opinion on the Financial Statements
We have audited the accompanying balance sheet of Gores Metropoulos II, Inc. (the Company) as of December 31, 2020, the related statements of operations, changes in stockholder’s equity, and cash flows for the period from July 21, 2020 (inception) through December 31, 2020 and the related notes (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the results of its operations and its cash flows for the period from July 21, 2020 (inception) through December 31, 2020, in conformity with U.S. generally accepted accounting principles.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ KPMG LLP

We have served as the Company’s auditor since 2020.

Denver, Colorado
January 13, 2021

SONDER HOLDINGS INC.
f/k/a GORES METROPOULOS II, INC.
BALANCE SHEETS

	December 31, 2021	December 31, 2020
CURRENT ASSETS:
Cash	$263,943	$160,314
Deferred offering costs associated with proposed public offering	—	285,941
Prepaid assets	1,011,081	—
Total current assets	1,275,024	446,255
Marketable securities held in Trust Account	450,063,407	—
Total assets	$451,338,431	$446,255
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
State franchise tax	$200,000	$2,918
Accrued expenses, formation and offering costs	5,937,133	158,255
PIPE subscription	250,000	—
Public warrants derivative liability	17,370,000	—
Private warrants derivative liability	10,615,000	—
Notes payable—related party	1,500,000	300,000
Total current liabilities	35,872,133	461,173
Deferred underwriting compensation	15,750,000	—
Total liabilities	51,622,133	461,173
COMMITMENTS AND CONTINGENCIES
Stockholders’ deficit:
Class A common stock, subject to redemption, 45,000,000 and 0 shares at December 31, 2021 and 2020, respectively (at redemption value of $10 per share)	450,000,000	—
Preferred stock, $0.0001 par value; 1,000,000 shares authorized, none issued or outstanding	—	—
Common stock
Class A common stock, $0.0001 par value; 400,000,000 shares authorized, no shares issued and outstanding	—	—
Class F common stock, $0.0001 par value; 40,000,000 shares authorized, 11,250,000 and 11,500,000 shares issued and outstanding at December 31, 2021 and December 31, 2020, respectively,	1,125	1,150
Additional paid-in-capital	—	23,850
Accumulated Deficit	(50,284,827)	(39,918)
Total stockholders’ deficit	(50,283,702)	(14,918)
Total liabilities and stockholders’ deficit	$451,338,431	$446,255
See accompanying notes to financial statements.

SONDER HOLDINGS INC.
f/k/a GORES METROPOULOS II, INC.
STATEMENTS OF OPERATIONS

	Year Ended December 31, 2021	For the period from July 21, 2020 to December 31, 2020
Revenues	$—	$—
Organizational expenses	—	(4,000)
Professional fees	(7,784,171)	(33,000)
State franchise tax	(200,000)	(2,918)
Allocated expense for warrant issuance cost	(918,141)	—
Net loss from operations	$(8,902,312)	$(39,918)
Other income - interest income	63,407	—
Loss from change in fair value of warrant liabilities	(1,740,000)	—
Net loss before income taxes	(10,578,905)	(39,918)
Provision for income tax	—	—
Net loss attributable to common shareholders	$(10,578,905)	$(39,918)

Net loss per ordinary share:
Class A Common Stock - basic and diluted	$(0.96)	$—
Class F Common Stock - basic and diluted	$(0.96)	$0.00
See accompanying notes to financial statements.

SONDER HOLDINGS INC.
f/k/a GORES METROPOULOS II, INC.
STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

	Common Stock				Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Class A		Class F
	Shares	Amount	Shares	Amount
Balance at July 21, 2020 (inception)	—	$—	—	$—	$—	$—	$—
Sale of Class F common stock, par value $0.0001 per share, to Sponsor on July 23, 2020(1)	—	—	11,500,000	1,150	23,850	—	25,000
Net loss	—	—	—	—	—	(39,918)	(39,918)
Balance at December 31, 2020	—	$—	11,500,000	$1,150	$23,850	(39,918)	$(14,918)
Forfeited Class F common stock by Sponsor	—	—	(250,000)	(25)	25	—	$—
Excess of fair value paid by founders for warrants	—	—	—	—	1,045,000	—	1,045,000
Subsequent measurement of Class A common stock subject to redemption against additional paid-in capital	—	—	—	—	(1,068,875)	—	(1,068,875)
Subsequent measurement of Class A common stock subject to redemption against accumulated deficit	—	—	—	—	—	(39,666,004)	(39,666,004)
Net loss	—	—	—	—	—	(10,578,905)	(10,578,905)
Balance at December 31, 2021	—	$—	11,250,000	$1,125	$—	$(50,284,827)	$(50,283,702)
_______________
(1)This number includes up to 1,500,000 shares of Class F common stock subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters.
See accompanying notes to financial statements.

SONDER HOLDINGS INC.
f/k/a GORES METROPOULOS II, INC.
STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2021	For the period from July 21, 2020 to December 31, 2020
Cash flows from operating activities:
Net loss	$(10,578,905)	$(39,918)
Adjustments to reconcile net loss to net cash used in operating activities:
Issuance costs related to warrant liabilities	918,141	—
Changes in fair value warrants derivative liabilities	1,740,000	—
Changes in operating assets and liabilities:
Changes in prepaid assets	(1,011,081)	—
Changes in accrued expenses, formation and offering costs	6,064,819	4,000
Changes in state franchise tax accrual	197,082	2,918
Net cash used by operating activities	(2,669,944)	(33,000)
Cash flows from investing activities:
Cash deposited in Trust Account	(450,000,000)	—
Interest and dividends reinvested in the Trust Account	(63,407)	—
Net cash used by investing activities	(450,063,407)	—
Cash flows from financing activities:
Proceeds from sale of Units in initial public offering	450,000,000	—
Proceeds from sale of Private Placement Warrants to Sponsor	11,000,000	—
Payment of underwriters’ discounts and commissions	(9,000,000)	—
Proceeds from Private Placement subscription	250,000	—
Proceeds from note payable—related party	1,500,000	300,000
Repayment of notes and advances payable – related party	(300,000)	—
Proceeds from sale of Class F common stock to Sponsor	—	25,000
Payments of accrued offering cost	(613,020)	(131,686)
Net cash provided by financing activities	452,836,980	193,314
Increase in cash	103,629	160,314
Cash at beginning of period	160,314	—
Cash at end of period	$263,943	$160,314
Supplemental disclosure of non-cash financing activities:
Deferred underwriting compensation	$15,750,000	$—
Cash paid for income and state franchise taxes	$2,918	$—
Deferred offering costs	$—	$154,255

See accompanying notes to financial statements.

SONDER HOLDINGS INC
f/k/a GORES METROPOULOS II, INC.
NOTES TO FINANCIAL STATEMENTS

Note 1—Description of Organization and Business Operations
Organization and General:
Sonder Holdings Inc. (f/k/a Gores Metropoulos II, Inc.) (the “Company”) was incorporated in Delaware on July 21, 2020. The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”).
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
Sonder Holdings Inc. Business Combination
On April 29, 2021, Sonder Holdings Inc. (f/k/a Gores Metropoulos II, Inc) entered into a Business Combination Agreement (the “Business Combination Agreement”), by and among the Company, Sonder Operating Inc (f/k/a Sonder Holdings Inc, or “Legacy Sonder”). The transactions contemplated by the Business Combination Agreement will constitute a “Business Combination” within the meaning of the Company’s Amended and Restated Certificate of Incorporation. Such transactions are hereinafter referred to as the “Business Combination.” The Business Combination with Legacy Sonder closed on January 18, 2022.
Sponsor
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
The Trust Account:
Substantially all the proceeds from the Proposed Offering and the sale of the Private Placement Warrants (as defined in Note 4) will be placed in a U.S. based trust account (the “Trust Account”). The Trust Account will be invested only in U.S. government treasury bills with a maturity of one hundred and eighty-five (185) days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940 which invest only in direct U.S. government obligations. The remaining proceeds outside the Trust Account may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses.
The Company’s amended and restated certificate of incorporation provides that, other than the withdrawal of up to $900,000 per year of interest to fund the Company’s compliance requirements and other costs related thereto, plus additional amounts released to us to pay franchise and income taxes, if any, none of the funds held in trust will be released until the earliest of: (i) the completion of the Business Combination; (ii) the redemption of any shares of the Company’s class A common stock, par value $0.0001 per share (the “Class A common stock”) included in the Units (as defined in Note 3) being sold in the Proposed Offering that have been properly tendered in connection with a stockholder vote to amend the amended and restated certificate of incorporation (a) to modify the substance or timing of the Company’s obligation to redeem 100% of such shares of Class A common stock if it does not complete a Business Combination within 24 months from the closing of the Proposed Offering or (b) with respect to any other provisions relating to stockholders’ rights or pre-initial business combination activity and (iii) the redemption of 100% of the shares of Class A common stock included in the Units being sold in the Proposed Offering if the Company is unable to complete a Business Combination within 24 months from the closing of the Proposed Offering (subject to the requirements of law).
Business Combination:
The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Public Offering, although substantially all of the net proceeds of the Public Offering are intended to be generally applied toward consummating a Business Combination with (or acquisition of) a Target Business. As used herein, “Target Business” must be with one or more target businesses that together have an aggregate fair market value of at least 80% of the assets held in the Trust Account (less any deferred underwriting commissions and taxes payable on interest earned) at the time of the Company signing a definitive agreement in connection with the Business Combination.
The Company, after signing a definitive agreement for a Business Combination, was required to either (i) seek stockholder approval of the Business Combination at a meeting called for such purpose in connection with which stockholders may seek to redeem their shares, regardless of whether they vote for or against the Business Combination, for cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the Business Combination, including interest but less taxes payable, or (ii) provide stockholders with the opportunity to sell their shares to the Company by means of a tender offer (and thereby avoid the need for a stockholder vote) for an amount in cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the Business Combination, including interest but less taxes payable.
As a result of the foregoing redemption provisions, the public shares of common stock are recorded at redemption amount and classified as temporary equity, in accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 480, “Distinguishing Liabilities from Equity” (“ASC 480”).
The Company had 24 months from the closing date of the Proposed Offering to complete its Business Combination. If the Company does not complete a Business Combination within this period of time, it shall (i) cease all operations except for the purposes of winding up; (ii) as promptly as reasonably possible, but not more than ten business days thereafter, redeem the public shares of Class A common stock for a per share pro rata portion of the Trust Account, including interest, but less taxes payable (less up to $100,000 of such net interest to pay dissolution expenses) and (iii) as promptly as possible following such redemption, dissolve and liquidate the balance of the Company’s net assets to its remaining stockholders, as part of its plan of dissolution and liquidation. The initial stockholders and the Company’s officers and directors will enter into letter agreements with the Company, pursuant to which they will waive their rights to participate in any redemption with respect to their founder shares; however, if the Sponsor or any of the Company’s officers, directors or affiliates acquire shares of Class A common stock in or after the Proposed Offering, they will be entitled to a pro rata share of the Trust Account upon the Company’s redemption or liquidation in the event the Company does not complete a Business Combination within the required time period.
In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than the initial public offering price per Unit in the Proposed Offering.
On January 14, 2022, the Company held a special meeting of the Company’s stockholders (the “Special Meeting”), held in lieu of the 2021 annual meeting of the Company’s stockholders, at which stockholders representing a majority of the outstanding shares of Class A Common Stock approved the Sonder Holdings Inc.

Business Combination. In connection with the closing of the Business Combination on January 18, 2022, Company Stockholders redeemed 43,343,665 shares of Class A Stock.
Note 2—Summary of Significant Accounting Policies
Basis of Presentation
The financial statements of the Company are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the accounting and disclosure rules and regulations of the Securities and Exchange Commission (“SEC”). Unless otherwise stated the financial statements and notes to the financial statements presented herein relate to the Company and its subsidiaries (legal acquirer) and not to Sonder Holdings Inc and its subsidiaries (legal acquiree).
Emerging Growth Company
Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard.
Net Loss Per Common Share
As of December 31, 2021, the Company had two classes of shares, which are referred to as Class A common stock and Class F common stock. Net loss per common share is computed utilizing the two-class method. The two-class method is an earnings allocation formula that determines earnings per share separately for each class of common stock based on an allocation of undistributed earnings per the rights of each class. Net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the period, plus to the extent dilutive the incremental number of shares of common stock to be issued in connection with the conversion of shares of the Company’s Class F common stock, par value $0.0001 per share (the “Class F common stock”) or to settle warrants, as calculated using the treasury stock method. During 2021 and 2020, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company under the treasury stock method. As a result, diluted loss per common share is the same as basic loss per common share for the period. The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net income/(loss) per share for each class of common stock:

	Year Ended December 31, 2021		For the period from July 21, 2020 to December 31, 2020
	Class A	Class F	Class A	Class F
Basic and diluted net income (loss) per share:
Numerator:
Allocation of net income (loss) including accretion of temporary equity	$(40,522,248)	$(10,791,535)	$—	$(39,918)
Denominator:
Weighted-average shares outstanding	42,410,959	11,294,521	—	11,500,000
Basic and diluted net income (loss) per share	$(0.96)	$(0.96)	$—	$—

Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which at times, may exceed the Federal depository insurance coverage of $250,000. The Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.
Financial Instruments
The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheet.
Deferred Offering Costs
The Company complies with the requirements of ASC 340-10-S99-1 and SEC Staff Accounting Bulletin Topic 5A — “Expenses of Offering.” Offering costs were $25,363,020 (including $24,750,000 in underwriters’ fees) consisting principally of professional and registration fees incurred through the balance sheet date that are related to the Public Offering and were charged to stockholders’ equity upon the completion of the Public Offering. Since the Company is required to classify the warrants as derivative liabilities, offering costs totaling $918,141 are reflected as an expense in the statements of operations.AS of December 31, 2020, $285,941 of offering costs were deferred on the balance sheet
Redeemable Common Stock
As discussed in Note 3, all of the 45,000,000 shares of Common Stock sold as part of the Units in the Public Offering contained a redemption feature which allowed for the redemption of such public shares in connection with the Company’s liquidation, if there was a stockholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s amended and restated certificate of incorporation. In accordance with ASC 480, redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480. Although the Company did not specify a maximum redemption threshold, as of December 31, 2021, the Company’s amended and restated certificate of incorporation provided that the Company would not redeem its public shares in an amount that would cause its net tangible assets (stockholders’ equity) to be less than $5,000,001.
The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid in capital and accumulated deficit.
Accordingly, as of December 31, 2021, 45,000,000 public shares are classified outside of permanent equity at their redemption value.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
Organizational Expenses
Organizational expenses include certain professional fees. These costs are expensed as incurred. For the period from July 21, 2020 (inception) through December 31, 2020, the Company has incurred organizational expenses of $4,000 related to the formation of the entity.

Income Taxes
The Company follows the asset and liability method of accounting for income taxes under FASB ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. At December 31, 2021 and 2020, the Company had deferred tax assets of $519,023 and $10,231 related to net operating loss carry forwards and startup costs. The Company’s net operating losses will expire beginning 2040. Management has provided a full valuation allowance of the deferred tax asset.
FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at December 31, 2021 and December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.
The Company is incorporated in the State of Delaware and is required to pay franchise taxes to the State of Delaware on an annual basis.
Cash and Cash Equivalents
The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. The Company continually monitors its positions with and the credit quality of the financial institutions with which it invests. Periodically, the Company may maintain balances in various accounts in excess of federally insured limits.
Investments and Cash Held in Trust Account
As of December 31, 2021, the Company had $450,063,407 in the Trust Account which could be utilized for Business Combinations. As of December 31, 2021, the Trust Account consisted of treasury bills.
The Company's portfolio of investments is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. The Company's investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the condensed balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in income from investments held in Trust Account in the accompanying statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.
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
Recently issued accounting pronouncements not yet adopted
Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements based on current operations of the Company. The impact of any recently issued accounting standards will be re-evaluated on a regular basis where the impact could be material. The Company does not believe the consummation of the Business Combination will have a material impact on the Company’s financial statements.
Note 3—Public Offering
Public Units
On January 22, 2021, the Company sold 45,000,000 units at a price of $10.00 per unit (the “Units”), including 5,000,000 Units as a result of the underwriters’ partial exercise of their over-allotment option, in its initial public offering (the “Public Offering”), generating gross proceeds of $450,000,000. Each Unit consists of one share of the Company’s Class A Common Stock (the “public shares”), and one-fifth of one redeemable common stock purchase warrant (the “Warrants”). Each whole Warrant entitles the holder to purchase one share of Class A Common Stock. Each Warrant will become exercisable on the later of 30 days after the completion of the Company’s Business Combination or 12 months from the closing of the Public Offering and will expire five years after the completion of the Company’s Business Combination or earlier upon redemption or liquidation. However, if the Company does not complete its Business Combination on or prior to the 24 - month period allotted to complete the Business Combination, the Warrants will expire at the end of such period. Under the terms of the warrant agreement, the Company has agreed to use its best efforts to file a registration statement under the Securities Act following the completion of the Business Combination covering the shares of Class A Common Stock issuable upon exercise of the Warrants. The Company granted the underwriters a 45-day option to purchase additional Units to cover any over-allotment, at the initial public offering price less the underwriting discounts and commissions. The Company paid an upfront underwriting discount of 2.00% ($9,000,000) of the per Unit offering price to the underwriters at the closing of the Public Offering, with an additional fee (the “Deferred Discount”) of 3.50% ($15,750,000) of the gross offering proceeds payable upon the Company’s completion of a Business Combination. The Deferred Discount will become payable to the underwriters from the amounts held in the Trust Account solely in the event the Company completes its Business Combination. The underwriters are not entitled to any interest accrued on the Deferred Discount.
The public warrants issued as part of the Units are accounted for as liabilities as there are terms and features do not qualify for equity classification in FASB ASC Topic 815-40 “Derivatives and Hedging – Contracts in Entity’s Own Equity.” The fair value of the public warrants at January 22, 2021 was a liability of $16,290,000. At December 31, 2021, the fair value has increased to $17,370,000. The change in fair value of $1,080,000 is reflected as a loss in the statements of operations.
As of December 31, 2021, the Class A Common Stock reflected on the balance sheet are reconciled in the following table. The accretion of carrying value to redemption value was fully recognized upon the Company’s IPO.

As of December 31, 2021
Gross proceeds	$450,000,000
Less:
Proceeds allocated to public warrants	(16,290,000)
Class A shares issuance costs	(24,444,879)
Plus:
Accretion of carrying value to redemption value	(40,734,879)
Contingently redeemable Class A Common Stock	$450,000,000

Note 4—Related Party Transactions
Founder Shares
On July 23, 2020, the Sponsor purchased 11,500,000 shares of Class F common stock (the “Founder Shares”) for $25,000, or approximately $0.002 per share. On January 12, 2021, the Sponsor transferred 25,000 Founder Shares to each of the Company’s three independent director nominees at their original purchase price. On March 7, 2021, the Sponsor forfeited 250,000 Founder Shares following the expiration of the unexercised portion of underwriters’ over-allotment option, so that the Founder Shares held by the Initial Stockholders would represent 20.0% of the outstanding shares of common stock following completion of the Public Offering. The Founder Shares are identical to the common stock included in the Units sold in the Public Offering except that the Founder Shares will automatically convert into shares of Class A common stock at the time of the Business Combination on a one-for-one basis, subject to adjustment as described in the Company’s amended and restated certificate of incorporation.
Private Placement Warrants
The Sponsor purchased from the Company an aggregate of 5,500,000 whole warrants at a price of $2.00 per warrant (a purchase price of approximately $11,000,000) in a private placement that occurred simultaneously with the completion of the Public Offering (the “Private Placement Warrants”). Each Private Placement Warrant entitles the holder to purchase one share of Class A common stock at $11.50 per share. A portion of the purchase price of the Private Placement Warrants was added to the proceeds from the Public Offering to be held in the Trust Account pending completion of the Business Combination.
The Private Placement Warrants have terms and provisions that are identical to those of the Warrants being sold as part of the Units in the Public Offering, except that the Private Placement Warrants are not redeemable so long as they are held by the Sponsor or its permitted transferees, except as described in the warrant agreement.
Registration Rights
The holders of Founder Shares, Private Placement Warrants and warrants issued upon conversion of working capital loans, if any, hold registration rights (in the case of the Founder Shares, only after conversion of such shares to shares of Class A common stock) pursuant to a registration rights agreement. These holders will be entitled to certain demand and “piggyback” registration rights. The Company will bear the expenses incurred in connection with the filing of any such registration statements.
Sponsor Loan
Prior to the completion of the Public Offering, the Sponsor loaned the Company an aggregate of $300,000 by the issuance of an unsecured promissory note (the “Note”) issued by the Company in favor of the Sponsor to cover organizational expenses and expenses related to the Public Offering. The Note was non-interest bearing and payable on the earlier of July 31, 2021 or the completion of the Public Offering. The Note was repaid upon completion of the Public Offering.
On February 17, 2021, the Sponsor made available to the Company a loan of up to $1,500,000 pursuant to a promissory note issued by the Company to the Sponsor. The proceeds from the note were used for on-going operational expenses and certain other expenses in connection with the Proposed Business Combination. The note is unsecured, non-interest bearing and matured on January 18, 2022, the date on which the Company consummated the Business Combination. As of December 31, 2021, the amount advanced by Sponsor to the Company was $1,500,000.
Administrative Services Agreement
The Company entered into an administrative services agreement pursuant to which it agreed to pay to an affiliate of the Sponsor $20,000 per month for office space, utilities and secretarial support. Services commenced on January 19, 2021 (the date the securities were first listed on the Nasdaq Capital Market) and terminated upon the Business Combination closing date.

For the period commencing January 19, 2021 through December 31, 2021 the Company has paid the affiliate $227,742.
Note 5— Income Taxes
The Company did not record an income tax provision for the years ended December 31, 2021 and 2020.
A reconciliation of the statutory federal income tax expense to the income tax expense from continuing operations provided at December 31, 2021:

Year Ended December 31, 2021
Income tax benefit at the federal statutory rate	$(2,221,570)
Capitalized transaction expenses	1,223,592
Warrant liability	558,210
State income taxes - net of federal income tax benefits	(77,487)
Change in valuation allowance	517,255
Total income tax benefit	$—

The Company’s net deferred tax assets are as follows:

Year Ended December 31, 2021
Deferred tax assets:
Accrued expenses	$315,191
Net operating losses	203,832
Total deferred tax assets	519,023
Valuation allowance	(519,023)
Deferred tax asset, net	$—
The Company did not have any significant deferred tax assets or liabilities as of December 31, 2020.
The Company has evaluated tax positions taken or expected to be taken in the course of preparing the financial statements to determine if the tax positions are “more likely than not” of being sustained by the applicable tax authority. Tax positions not deemed to meet the “more likely than not” threshold would be recorded as a tax benefit or expense in the current year. The Company has concluded that there was no impact related to uncertain tax positions on the results of its operations for the period ended December 31, 2021. As of December 31, 2021, the Company has no accrued interest or penalties related to uncertain tax positions. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company’s conclusions regarding tax positions will be subject to review and may be adjusted at a later date based on factors including, but not limited to, ongoing analyses of tax laws, regulations, and interpretations thereof.
Note 6—Fair Value Measurement
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

Warrants
The Company has determined that warrants issued in connection with its initial public offering in January 2021 are subject to treatment as a liability. The Company utilized a Monte Carlo simulation methodology to value the warrants for periods prior to public warrant trading and observable transactions for subsequent periods, with changes in fair value recognized in the statements of operations. The estimated fair value of the warrant liability is determined using Level 1 and Level 2 inputs. The key assumptions in the option pricing model utilized are assumptions related to expected share-price volatility, expected term, risk-free interest rate and dividend yield. The expected volatility as of the IPO Closing Date and March 31, 2021, was derived from observable public warrant pricing on comparable ‘blank-check’ companies that recently went public in 2020 and 2021. Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. The estimated fair value of Public Warrants was transferred from a Level 3 measurement to a Level 1 measurement, when the Public Warrants were separately listed and traded in an active market. The estimated fair value of the Private Warrants was transferred from a Level 3 measurement to a Level 2 fair value measurement as of January 2021, as the transfer of Private Placement Warrants to anyone who is not a permitted transferee would result in the Private Placement Warrants having substantially the same terms as the Public Warrants, the Company determined that the fair value of each Private Placement Warrant is equivalent to that of each Public Warrant. No assets or liabilities are measured at fair value as of December 31, 2020. At December 31, 2021, there were observable transactions in the Company's public warrants. At December 31, 2021, the Public Warrants had adequate trading volume to provide a reliable indication of value. The Public Warrants were valued at $1.93 per warrant at December 31, 2021. The fair value of the Private Placement Warrants was deemed to be equal to the fair value of the Public Warrants because the Private Placement Warrants have similar terms and are subject to substantially the same redemption features as the Public Warrants.
The key inputs into the option model for the Private Placement Warrants and Public Warrants were as follows for the relevant periods:

	As of
	December 31, 2021*	January 20, 2021
Implied volatility/Volatility	—	20%
Risk-free interest rate	—	0.53%
Warrant exercise price	$11.50	$11.50
Expected term	5.1	5.5
______________
*Volatility and risk-free rate were not utilized in computation.
Subsequent Measurement
The Warrants are measured at fair value on a recurring basis. The subsequent measurement of the Public and Private Warrants as of December 31, 2021, is classified as Level 1 and Level 2, respectively, due to the use of both observable inputs in an active market as well as quoted prices in active markets for similar assets and liabilities.
As of December 31, 2021, the aggregate values of the Private Placement Warrants and Public Warrants were $10.6 million and $17.4 million, respectively, based on the closing price of GMIIW on that date of $1.93.
As of January 20, 2021, the aggregate values of the Private Placement Warrants and Public Warrants were $10.0 million and $16.3 million, respectively, based on the closing price of GMIIU on that date of $11.16. GMIIU was the original Nasdaq trading symbol of the Units, which comprised of a share plus a fraction of the warrants. These units separated and, after the closing of the Sonder Business Combination, the Units no longer trade on Nasdaq.

The following table presents the changes in the fair value of warrant liabilities:

	Private placement warrants	Public warrants	Total warrant liabilities
Fair value at January 20, 2021	$9,955,000	$16,290,000	$26,245,000
Change in fair value	660,000	1,080,000	1,740,000
Fair value at December 31, 2021	$10,615,000	$17,370,000	$27,985,000
The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of December 31, 2021 and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and includes situations where there is little, if any, market activity for the asset or liability:

Description	December 31, 2021	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Marketable securities Held in Trust Account	$450,063,407	$450,063,407	$—	$—
Derivative warrant liabilities:
Public warrants	(17,370,000)	(17,370,000)	—	—
Private placement warrants	(10,615,000)	—	(10,615,000)	—
Note 7—Stockholders’ Deficit
Common Stock
The Company is authorized to issue 440,000,000 shares of common stock, consisting of 400,000,000 shares of Class A common stock and 40,000,000 shares of Class F common stock.
The Company may (depending on the terms of the Business Combination) be required to increase the number of shares of common stock which it is authorized to issue at the same time as its stockholders vote on the Business Combination to the extent the Company seeks stockholder approval in connection with its Business Combination. Holders of the Company’s common stock vote together as a single class and are entitled to one vote for each share of common stock. At December 31, 2021, there were 45,000,000 shares of Class A common stock and 11,250,000 shares of Class F common stock issued and outstanding.
Preferred Stock
The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. At December 31, 2021 there were no shares of preferred stock issued and outstanding.
Note 8—Contingencies
Risks and Uncertainties
Management continues to evaluate the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position and results of its operations, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 9—Subsequent Events
Management has performed an evaluation of subsequent events through March 28, 2022, the date of issuance of the financial statements, noting the below item:
Business Combination with Sonder Holdings Inc.
As described in Note 1, the Company completed the Business Combination with Sonder Operating Inc. (formerly known as Sonder Holdings Inc.) on January 18, 2022, following stockholder approval. In connection with the Business Combination, the Company issued 1,656,335 shares of Class A Stock at $10.00 per share, for gross proceeds, after redemptions, to the Company of $16,563,350. Further pursuant to subscription agreements entered into in connection with the Merger Agreement (the “Existing Subscription Agreements”), certain investors agreed to subscribe for an aggregate of 20,000,000 newly issued shares of Class A Stock (which became Common Stock upon the effectiveness of the Amended and Restated Certificate of Incorporation) for a purchase price of $10.00 per share, or an aggregate of approximately $200 million (the “Existing PIPE Investment”). In addition, pursuant to subscription agreements entered into in connection with Amendment No.1, certain investors agreed to subscribe for an additional 11,507,074 newly issued shares of Class A Stock (which became Common Stock upon the effectiveness of the Amended and Restated Certificate of Incorporation) for a purchase price of for $8.89 per share, or an aggregate of approximately $102.3 million (the “New PIPE Investment”). In addition, concurrently with the execution of Amendment No. 1, the Company entered into a subscription agreement with Gores Metropoulos Sponsor II, LLC (the “Sponsor”) whereby the Sponsor separately sold an additional 709,711 shares of Class A Stock (which became Common Stock upon the effectiveness of the Amended and Restated Certificate of Incorporation) in a private placement for $10.00, or an aggregate of approximately $7.1 million (the “Additional Sponsor PIPE Commitment” and, together with the Existing PIPE Investment and the New PIPE Investment, the “PIPE Investment”). At the Closing, the Company consummated the PIPE Investment.
Following this transaction, Sonder Operating Inc. (formerly named Sonder Holdings Inc.) merged into a subsidiary of the Company, the Company was renamed Sonder Holdings Inc., and its Common Stock continued to trade on the Nasdaq Stock Market LLC under the new symbol “SOND” on January 19, 2022. The Company’s financial statement presentation to be included in quarterly and annual filings with the SEC on Forms 10-Q and 10-K with respect to periods subsequent to the Business Combination with Sonder Holdings Inc. will include the consolidated financial statements of Sonder Holdings Inc. and its subsidiaries for periods prior to the completion of the Business Combination and of the Company for periods from and after the Business Combination.
The Company paid the deferred underwriting discount totaling $15,875,000 or 3.50% of the gross offering proceeds of the Public Offering which was accrued as of December 31, 2021, to the underwriter on January 18, 2022 upon the Company’s consummation of the Business Combination.
On January 31, 2022, the Company filed a registration statement on Form S-1 related, among other things, to the issuance by the Company of up to (i) 9,000,000 shares of its Class A Stock issuable upon the exercise of the outstanding Warrants, (ii) 5,500,000 shares of its Class A Stock upon exercise of the Private Placement Warrants (defined below), (iii) 2,475,000 shares of Common Stock issuable upon the exercise of 2,475,000 warrants issued in connection with the funding of certain delayed draw subordinated secured notes, each of which is exercisable at a price of $12.50 per share, (iv) 425,706 shares of Common Stock issuable upon exercise of warrants assumed by us in connection with the Business Combination and (v) 20,336 shares of Common Stock issuable upon the exercise of certain outstanding options to purchase Common Stock held by individuals who terminated their employment with Sonder Holdings Inc. prior to the Business Combination.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures
Information required by this item is set forth under Item 4.01 of our Current Report on Form 8-K filed with the SEC on January 24, 2022, which information is incorporated herein by reference.

Item 9A. Controls and Procedures
a)    Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this report.
In designing and evaluating the Company’s disclosure controls and procedures, management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.
Based on management’s evaluation, our principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are designed to, and are effective to, provide assurance at a reasonable level that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.
(b)    Management's Annual Report on Internal Control Over Financial Reporting
This annual report on Form 10-K does not include a report of management's assessment regarding the Company’s internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.
(c )    Changes in Internal Control over Financial Reporting
During the most recently completed fiscal year, the Company had identified in the first quarter a material weakness in its internal control over financial reporting related to the underlying accounting for certain financial instruments which was subsequently remediated in the second quarter. Aside from this one item, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
None.

Part III

Item 10. Directors, Executive Officers and Corporate Governance
The information required under this Item 10 of Form 10-K will be included in our 2022 Proxy Statement and is incorporated herein by reference.
Item 11. Executive Compensation
The information required under this Item 11 of Form 10-K will be included in our 2022 Proxy Statement and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required under this Item 12 of Form 10-K will be included in our 2022 Proxy Statement and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required under this Item 13 of Form 10-K will be included in our 2022 Proxy Statement and is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services
Certain of the information required under this Item 14 of Form 10-K will be included in our 2022 Proxy Statement and is incorporated herein by reference.
The fees in the table below for the years ended December 31, 2021 were paid to WithumSmith+Brown PC, the Company’s independent registered public accounting firm.

Years Ended
December 31, 2021
Audit fees	$55,000
All other fees	—
Total	$55,000
Our previous independent registered public accounting firm was KPMG, LLP (“KPMG”), Denver, Colorado, Auditor Firm ID: 185. The fees in the table below for the years ended December 31, 2021 and 2020 were paid to KPMG.

	Years Ended
	December 31, 2021	December 31, 2020
Audit fees	$409,500	$40,000
All other fees	780,000	—
Total	$1,189,500	$40,000

PART IV
Item 15. Exhibits and Financial Statement Schedules
(a)    The following documents are filed as part of this Annual Report on Form 10-K:
(b)    Exhibits: The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Annual Report on Form 10-K.

		Incorporated by Reference
Exhibit No.	Exhibit	Form	File No.	Exhibit No.	Filing Date	Filed or Furnished Herewith

2.1	Agreement and Plan of Merger, dated as of April 29, 2021, by and among Gores Metropoulos II, Inc., Sunshine Merger Sub I, Inc., Sunshine Merger Sub II, LLC, and Sonder Holdings Inc.	8-K	001-39907	2.1	April 30, 2021

2.2	Amendment No. 1, dated as of October 27, 2021, by and among Gores Metropoulos II, Inc., Sunshine Merger Sub I, Inc., Sunshine Merger Sub II, LLC, and Sonder Holdings Inc.	8-K	001-39907	2.1	October 28, 2021

3.1	Amended and Restated Certificate of Incorporation of Sonder Holdings Inc.	8-K	001-39907	3.1	January 24, 2022

3.2	Amended and Restated Bylaws of Sonder Holdings Inc.	8-K	001-39907	3.2	January 24, 2022

4.1	Specimen Stock Certificate of the Company	8-K	001-39907	4.1	January 24, 2022

4.2	Specimen Warrant Certificate of the Company	S-1	333-251663	4.3	December 23, 2020

4.3	Warrant Agreement, dated as of January 22, 2021, by and among Gores Metropoulos II, Inc., Computershare Inc., and Computershare Trust Company, N.A., as warrant agent	8-K	001-39907	4.1	January 25, 2021

4.4	Form of Warrant Agreement by and among Sonder Holdings Inc., Computershare Inc., and Computershare Trust Company, N.A., dated January 19, 2022	S-1	333-262438	4.4	January 31, 2021

4.5	Description of Securities					X

10.1	Form of Existing Subscription Agreement	8-K	001-39907	10.1	April 30, 2021

10.2	Form of Amendment to Existing Subscription Agreement	8-K	001-39907	10.1	October 28, 2021

10.3	Form of New Subscription Agreement	8-K	001-39907	10.2	October 28, 2021

10.4	Amended and Restated Registration Rights Agreement, by and among Sonder Holdings Inc. (f/k/a Gores Metropoulos II, Inc.), Gores Metropoulos Sponsor II, LLC, the Gores Holders and the Sonder Holders	8-K	001-39907	10.4	January 24, 2022

10.5	Share Surrender Agreement	8-K	001-39907	10.3	October 28, 2021

10.6#	Management Equity Incentive Plan	S-4	333-257726	10.4	July 7, 2021

10.7#	Form of Restricted Stock Unit Agreement under Management Equity Incentive Plan	8-K	001-39907	10.7	January 24, 2022

10.8#	2021 Equity Incentive Plan	S-4/A	333-257726	10.8	December 13, 2021

10.9#	Form of Option Agreement under 2021 Equity Incentive Plan	8-K	001-39907	10.9	January 24, 2022

10.10#	Form of Restricted Stock Unit Agreement under 2021 Equity Incentive Plan	8-K	001-39907	10.1	January 24, 2022

10.11#	Legacy Sonder 2019 Equity Incentive Plan	8-K	001-39907	10.11	January 24, 2022

10.12#	Form of Option Agreement under Legacy Sonder 2019 Equity Incentive Plan	8-K	001-39907	10.12	January 24, 2022

10.13#	Legacy Sonder Stock Option Plan	8-K	001-39907	10.13	January 24, 2022

10.14#	Key Executive Change in Control and Severance Plan and related forms of agreement	S-4/A	333-257726	10.7	October 18, 2021

10.15	2021 Employee Stock Purchase Plan	S-4/A	333-257726	10.9	November 26, 2021

10.16	Industrial Gross Lease for 101 15th Street (Sonder San Francisco HQ), dated as of March 22, 2018, by and between Thomas F. Murphy and Martina Murphy as settlors and trustees of the Murphy Trust UDT dated October 3, 2003, and Sonder USA Inc.	S-4	333-257726	10.8	July 7, 2021

10.17	First Amendment to Lease for 101 15th Street (Sonder San Francisco HQ), dated as of December 3, 2019, by and between Thomas F. Murphy and Martina Murphy as settlors and trustees of the Murphy Trust UDT dated October 3, 2003, and Sonder USA Inc.	S-4	333-257726	10.9	July 7, 2021

10.18#	Offer Letter from Sonder Holdings Inc. to Sanjay Banker, dated September 14, 2021	S-4/A	333-257726	10.10	September 17, 2021

10.19#	Offer Letter from Sonder Holdings Inc. to Francis Davidson, dated September 14, 2021.	S-4/A	333-257726	10.11	September 17, 2021

10.20#	Offer Letter from Sonder Holdings Inc. to Satyen Pandya, dated September 14, 2021.	S-4/A	333-257726	10.12	September 17, 2021

10.21#	Employment Agreement by and between Sonder USA Inc. and Philip Rothenberg, effective as of November 5, 2018.	8-K	001-39907	10.21	January 24, 2022

10.22#	Offer Letter from Sonder Holdings, Inc. to Ritesh Patel	8-K	001-39907	10.22	January 24, 2022

10.23#	Employment Agreement by and between Sonder USA Inc. and Martin Picard	8-K	001-39907	10.23	January 24, 2022

10.24	Form of Voting and Support Agreement, dated April 29, 2021, by and among Gores Metropoulos II, Inc., Sunshine Merger Sub I, Inc., Sunshine Merger Sub II, LLC, and the stockholder party thereto.	S-4	333-257726	10.13	July 7, 2021

10.25	Outside Director Compensation Policy	8-K	001-39907	10.25	January 24, 2022

10.26	Note and Warrant Purchase Agreement, dated December 10, 2021, by and among Sonder Holdings Inc., BlackRock Financial Management, Inc. - Fixed Income Group, on behalf of funds and accounts under management and Senator Investment Group LP.	S-4/A	333-257726	10.17	December 13, 2021

10.27	Form of Indemnification Agreement	8-K	001-39907	10.28	January 24, 2022

16.1	Letter to the Securities and Exchange Commission from KPMG LLP dated January 24, 2022	8-K	001-39907	16.1	January 24, 2022

21.1	Sonder Holdings Inc. Subsidiaries	8-K	001-39907	21.1	January 24, 2022

31.1
Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities and Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
						x

31.2
Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities and Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
						x

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					x

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					x

101.INS	Inline XBRL Instance Document	x

101.SCH	Inline XBRL Taxonomy Extension Schema Document	x

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	x

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	x

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	x

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	x

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).	x

__________________
#    Indicates management contract or compensatory plan or arrangement.
*    This certification is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended (Exchange Act), or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act.
Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 28, 2022.

SONDER HOLDINGS INC.

By:	/s/ Francis Davidson
Francis Davidson
Chief Executive Officer and Director
POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Francis Davidson and Sanjay Banker, and each one of them, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for them and in their name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as they might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Francis Davidson	CEO and Director (Principal Executive Officer)	March 28, 2022
Francis Davidson

/s/ Sanjay Banker	President and CFO (Principal Financial and Accounting Officer)	March 28, 2022
Sanjay Banker

/s/ Ritesh Patel	Vice President, Controller	March 28, 2022
Ritesh Patel
/s/ Nabeel Hyatt	Director	March 28, 2022
Nabeel Hyatt

/s/ Frits van Paasschen	Director	March 28, 2022
Frits van Paasschen

/s/ Manon Brouillette	Director	March 28, 2022
Manon Brouillette

/s/ Janice Sears	Director	March 28, 2022
Janice Sears

/s/ Gilda Perez-Alvarado	Director	March 28, 2022
Gilda Perez-Alvarado