Form 10-Q
period 2022-03-31
Sonder Holdings Inc.
filed 2022-05-16
CIK 1819395

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
FORM 10-Q
___________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______ to ______
Commission file number 001-39907
___________________________________
Sonder Holdings Inc.
___________________________________
(Exact name of registrant as specified in its charter)

Delaware	85-2097088
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
101 15th Street San Francisco, California	94103
(Address of principal executive offices)	(Zip Code)
(617) 300-0956
(Registrant’s telephone number, including area code)
___________________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	SOND	The Nasdaq Stock Exchange LLC
Warrants, each whole warrant exercisable for one share of Common Stock at an exercise price of $11.50 per share	SONDW	The Nasdaq Stock Exchange LLC
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

The registrant had 217,308,629 shares of common stock outstanding as of May 11, 2022.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which statements involve substantial risk and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential,” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans, or intentions. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:
•    our financial, operating and growth forecasts and projections;
•    our business, revenue, expenses, operating results, and financial condition;
•    our ability to manage our growth;
•    our ability to achieve or maintain our profitability;
•    our strategies or expectations regarding market position and financial results;
•    other expectations, beliefs, plans, strategies, anticipated developments, and other matters that are not historical facts;
•    the effects of the COVID-19 pandemic or other public health crises on our business, revenue, operating results and financial condition;
•    the impact of world events and any associated economic downturn on our future operating and financial performance;
•    uncertainty, or adverse economic and business conditions, including as a result of slowing or uncertain economic growth in the United States or worldwide;
•    our ability to successfully negotiate favorable lease terms and onboard new properties;
•    our expenses related to the preparation, opening and repair of our leased properties;
•    our dependency on landlords for certain maintenance and other significant obligations related to properties;
•    our operating flexibility and limits;
•    potential ancillary revenue opportunities and our ability to improve our revenue management capabilities in order to further optimize current and future demand segments;
•    the use of proceeds from our financings and the expected duration of our capital resources;
•    our ability to build out our sales capabilities for both outbound sales and inbound sales;
•    our ability to attract and retain guests;
•    our ability to successfully anticipate and satisfy guest demands, including through the introduction of new features, products or services;
•    our beliefs about the positive impact of our technology investments on our brand and future financial results;
•    our competitive advantages and the effects of increased competition in our market;
•    the growth and expansion of the market for hospitality and our ability to compete effectively with existing competitors and new market entrants;
•    our ability to expand and scale our business, including expectations and plans for expanding in existing markets, entering into new markets and accommodation categories, and managing our international expansion;
•    our relationships with third-party distribution channels and indirect channels;
•    our reliance on third-party vendors and suppliers;
•    seasonality and other variations in our results of operations from period-to-period, which may cause historical performance to not be indicative of future performance;
•    our ability to maintain and enhance our brand;
•    our ability to attract and retain qualified employees and key personnel;

•    our ability to maintain, protect, enforce and enhance our technology and intellectual property;
•    our ability to maintain the security of our software and third parties’ personal data and adequately address privacy concerns;
•    our ability to successfully defend litigation brought against us;
•    our assessments and beliefs regarding the outcome of pending legal proceedings and any liability that we may incur as a result of those proceedings;
•    our assessments and estimates that determine our effective tax rate;
•    our ability to manage the increased expenses and time associated with being a public company; and
•    our ability to comply with modified or future regulatory, judicial, and legislative changes or developments which apply to our business.
We caution you that the foregoing list may not contain all of the forward-looking statements made in this Quarterly Report on Form 10-Q.
You should not rely upon forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Quarterly Report on Form 10-Q primarily on our current expectations and projections about future events and trends that we believe may affect our business, operating results, financial condition and prospects. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties and other factors, including those described in the section titled “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report on Form 10-Q. We cannot assure you that the results, events and circumstances reflected in the forward-looking statements will be achieved or occur, and actual results, events or circumstances could differ materially from those described in the forward-looking statements.
Neither we nor any other person assumes responsibility for the accuracy and completeness of any of these forward-looking statements. Moreover, the forward-looking statements made in this Quarterly Report on Form 10-Q relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statements made in this Quarterly Report on Form 10-Q to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q or to reflect new information or the occurrence of unanticipated events, except as required by law. You should not place undue reliance on our forward-looking statements. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may make.
In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Quarterly Report on Form 10-Q, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.

SUMMARY OF RISK FACTORS

Below is a summary of the principal factors that could materially harm our business, operating results and/or financial condition, impair our future prospects or cause the price of our common stock to decline. This summary does not address all of the risks that we face. Additional discussion of the risks summarized in this risk factor summary, and other risks that we face, can be found below under the heading “Risk Factors” and should be carefully considered, together with other information in this Quarterly Report on Form 10-Q and our other filings with the Securities and Exchange Commission (the “SEC”) before making an investment decision regarding our common stock.

•    Sonder’s actual results may differ materially from its forecasts and projections.
•    Sonder’s results could be negatively affected by changes in travel, hospitality, real estate and vacation markets.
•    Sonder may be unable to negotiate satisfactory leases or other arrangements to operate new properties, onboard new properties in a timely manner, or renew or replace existing properties on satisfactory terms or at all.
•    Delays in real estate development and construction projects related to Sonder’s leases could adversely affect Sonder’s ability to generate revenue from such leased buildings.
•    Newly leased properties may generate revenue later than Sonder estimated, and may be more difficult or expensive to integrate into Sonder’s operations than expected.
•    Sonder’s limited operating history and evolving business make it difficult to evaluate its future prospects and challenges.
•    Sonder may be unable to effectively manage its growth.
•    Costs relating to the opening, operation and maintenance of its leased properties could be higher than expected.
•    Sonder depends on landlords to deliver properties in a suitable condition and to manage and maintain its properties.
•    Sonder’s long-term and fixed-cost leases limit its flexibility.
•    Under certain circumstances, Sonder’s leases may be subject to termination prior to the scheduled expiration of the term, which can be disruptive and costly.
•    The COVID-19 pandemic and efforts to reduce its spread have had, and will likely continue to have, a negative impact on Sonder.
•    Sonder may be unable to attract new guests or generate repeat bookings.
•    Sonder may be unable to introduce upgraded amenities, services or features for its guests in a timely and cost-efficient manner.
•    Sonder operates in the highly competitive hospitality market.
•    Sonder uses third-party distribution channels to market its units, and these channels have historically accounted for a substantial percentage of Sonder’s bookings.
•    Sonder’s results of operations vary from period-to-period, and historical performance may not be indicative of future performance.
•    Sonder’s long-term success depends, in part, on Sonder’s ability to expand internationally, and Sonder’s business is susceptible to risks associated with international operations.
•    Sonder’s business depends on its reputation and the strength of its brand, and any deterioration could adversely impact its market share, revenues, business, financial condition, or results of operations.
•    Claims, lawsuits, and other proceedings could adversely affect Sonder’s business.
•    Sonder may be subject to liability or reputational damage for the activities of its guests or other incidents at Sonder’s properties.
•    Sonder is subject to claims and liabilities associated with potential health and safety issues and hazardous substances at properties.
•    Sonder must attract and retain sufficient, highly skilled personnel and is subject to risks associated with the employment of hospitality personnel, including unionized labor.
•    Sonder has identified material weaknesses in its internal control over financial reporting and may identify material weaknesses in the future or otherwise fail to maintain an effective system of internal controls, which may result in material misstatements of its consolidated financial statements.
•    Sonder relies on third parties for important services and technologies, and their availability and performance are uncertain.
•    Sonder’s processing, storage, use and disclosure of personal data exposes it to risks of internal or external security breaches and could give rise to liabilities and/or damage to reputation.
•    Failure to comply with privacy, data protection, consumer protection, marketing and advertising laws could adversely affect Sonder.
•    Sonder faces risks related to its intellectual property.
•    Sonder’s business is highly regulated across multiple jurisdictions, including evolving and sometimes uncertain short-term rental regulations and tax laws, which may limit Sonder’s growth or otherwise negatively affect it.
•    Sonder may require additional capital, which might not be available in a timely manner or on favorable terms.
•    Sonder’s indebtedness and credit facilities contain financial covenants and other restrictions that may limit its operational flexibility or otherwise adversely affect its results of operations.

Part I - Financial Information
Item 1. Financial Statements
SONDER HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except for number of shares and par value information)
(unaudited)

	March 31, 2022	December 31, 2021
Assets
Current assets
Cash	$406,348	$69,726
Restricted cash	683	215
Accounts receivable, net of allowance of $3,291 and $4,127 at March 31, 2022 and December 31, 2021 respectively	1,336	4,638
Prepaid rent	3,380	2,957
Prepaid expenses	14,435	5,029
Other current assets	18,518	16,416
Total current assets	444,700	98,981
Property and equipment, net	35,243	27,461
Operating lease right-of-use assets	1,133,809	—
Other non-current assets	15,606	22,037
Total assets	$1,629,358	$148,479
Liabilities, mezzanine equity and stockholders’ equity (deficit)
Current liabilities
Accounts payable	$16,109	$19,096
Accrued liabilities	25,313	19,557
Sales tax payable	11,366	8,412
Deferred revenue	34,068	18,811
Current portion of long-term debt	—	13,116
Convertible notes	—	184,636
Current operating lease liabilities	143,014	—
Total current liabilities	229,870	263,628
Non-current operating lease liabilities	1,070,896	—
Deferred rent	—	66,132
Long-term debt, net	156,722	10,736
Other non-current liabilities	36,603	3,906
Total liabilities	1,494,091	344,402
Commitments and contingencies (Note 8)
Mezzanine equity:
Redeemable convertible preferred stock	—	518,750
Exchangeable preferred stock	—	49,733
Total mezzanine equity	—	568,483
Stockholders’ equity (deficit):
Common stock	20	1
Post-Combination exchangeable common stock	—	—
Exchangeable AA common stock	—	—
Additional paid-in capital	918,369	43,106
Cumulative translation adjustment	9,298	7,299
Accumulated deficit	(792,420)	(814,812)
Total stockholders’ equity (deficit)	135,267	(764,406)
Total liabilities, mezzanine equity and stockholders’ equity (deficit)	$1,629,358	$148,479
See Notes to Condensed Consolidated Financial Statements.

SONDER HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(In thousands, except number of shares and per share information)
(unaudited)

	Three Months Ended March 31,
	2022	2021
Revenue	$80,466	$31,558
Cost of revenue (excluding depreciation and amortization)	73,896	39,205
Operations and support	48,267	25,423
General and administrative	36,981	32,149
Research and development	7,625	3,319
Sales and marketing	9,461	2,511
Total costs and expenses	176,230	102,607
Loss from operations	(95,764)	(71,049)
Interest expense, net and other expense (income), net:
Interest expense, net	8,202	3,827
Change in fair value of SPAC Warrants	(26,324)	—
Change in fair value of Earn Out liability	(73,177)	—
Change in fair value of share-settled redemption feature and gain on conversion of Convertible Notes	(29,512)	—
Other expense, net	2,624	3,642
Total interest expense, net and other expense (income), net	(118,187)	7,469
Income (loss) before income taxes	22,423	(78,518)
Provision for income taxes	31	23
Net income (loss)	$22,392	$(78,541)
Net income (loss) per share attributable to common stockholders:
Basic	$0.11	$(7.37)
Diluted	$(0.18)	$(7.37)
Weighted average shares used to compute net income (loss) per share attributable to common stockholders:
Basic	176,326,658	10,656,458
Diluted	171,827,058	10,656,458
Other comprehensive income (loss):
Net income (loss)	$22,392	$(78,541)
Change in foreign currency translation adjustment	1,999	1,145
Comprehensive income (loss)	$24,391	$(77,396)
See Notes to Condensed Consolidated Financial Statements.

SONDER HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF MEZZANINE EQUITY AND
STOCKHOLDERS’ EQUITY (DEFICIT)
(In thousands, except number of shares and par amount information)
(unaudited)

	Three Months Ended March 31, 2022
	Redeemable Convertible Preferred Stock		Exchangeable Preferred Stock		Common Stock		Exchangeable AA Stock		Post-Combination Exchangeable Common Shares		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Par Amount	Shares	Amount	Shares	Amount
Balances as of December 31, 2021	75,767,082	$518,750	12,570,228	$49,733	8,684,246	$1	9,421,190	$—	—	$—	$43,106	$7,299	$(814,812)	$(764,406)
Retroactive adjustment to reflect the exchange ratio due to Business Combination	35,504,342	—	5,890,381	—	4,067,416	—	4,414,740	—	—	—	—	—	—	—
Balances as of December 31, 2021, as converted	111,271,424	518,750	18,460,609	49,733	12,751,662	1	13,835,930	—	—	—	43,106	7,299	(814,812)	(764,406)
Exercise of common stock options	—	—	—	—	362,943	—	—	—	—	—	873	—	—	873
Conversion of Sonder Legacy Warrants from liabilities to equity	—	—	—	—	—	—	—	—	—	—	2,111	—	—	2,111
CEO promissory note settlement	—	—	—	—	(2,725,631)	—	—	—	—	—	—	—	—	—
Conversion of Sonder Legacy Warrants	—	—	—	—	155,239	—	—	—	—	—	1,243	—	—	1,243
Conversion of Convertible Note	—	—	—	—	19,017,105	1	—	—	—	—	159,172	—	—	159,173
Conversion of Preferred stock	(111,271,424)	(518,750)	—	—	111,271,424	11	—	—	—	—	518,750	—	—	518,761
Conversion of Exchangeable stock	—	—	(18,460,609)	(49,733)	—	—	(13,835,930)	—	32,296,539	—	49,733	—	—	49,733
Issuance of common stock in connection with Business Combination and PIPE offering	—	—	—	—	43,845,835	7	—	—	—	—	267,355	—	—	267,362
Earn Out liability recognized upon consummation of the merger	—	—	—	—	—	—	—	—	—	—	(98,117)	—	—	(98,117)
Assumption of SPAC Warrants upon Business Combination	—	—	—	—	—	—	—	—	—	—	(38,135)	—	—	(38,135)
Issuance of Delayed Draw Warrants	—	—	—	—	—	—	—	—	—	—	5,598	—	—	5,598
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	6,680	—	—	6,680
Components of comprehensive loss:
Net Income	—	—	—	—	—	—	—	—	—	—	—	—	22,392	22,392
Change in Cumulative Translation Adjustment	—	—	—	—	—	—	—	—	—	—	—	1,999	—	1,999
Balances as of March 31, 2022	—	$—	—	$—	184,678,577	$20	—	$—	32,296,539	$—	$918,369	$9,298	$(792,420)	$135,267

See Notes to Condensed Consolidated Financial Statements.

SONDER HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF MEZZANINE EQUITY AND
STOCKHOLDERS’ EQUITY (DEFICIT)
(In thousands, except number of shares and par amount information)
(unaudited)

	Three Months Ended March 31, 2021
	Convertible Preferred Stock		Exchangeable Preferred Stock		Common Stock		Exchangeable AA Stock		Post-Combination Exchangeable Common Shares		Additional Paid-in Capital	Accumulated Other Comprehensive Income (loss)	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount	Shares	Par Amount	Shares	Amount	Shares	Amount
Balances as of December 31, 2020	75,664,679	$517,730	12,579,755	$49,733	7,169,758	$1	9,437,358	$—	—	$—	$13,898	$5,666	$(520,435)	$(500,870)
Retroactive adjustment to reflect the exchange ratio due to Business Combination	35,456,366	—	5,894,873	—	3,359,582	—	4,422,311	—	—	—	—	—	—	—
Balances as of December 31, 2020, as converted	111,121,045	517,730	18,474,628	49,733	10,529,340	1	13,859,669	—	—	—	13,898	5,666	(520,435)	(500,870)
Issuance of Series E Convertible Preferred Stock, net of issuance costs	136,390	1,020	—	—	—	—	—	—	—	—	—	—	—	—
Issuance of common stock upon exercise of stock options	—	—	—	—	379,462	—	—	—	—	—	746	—	—	746
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	14,153	—	—	14,153
Components of comprehensive loss:
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(78,541)	(78,541)
Other comprehensive income	—	—	—	—	—	—	—	—	—	—	—	1,145	—	1,145
Balances as of March 31, 2021	111,257,435	$518,750	18,474,628	$49,733	10,908,802	$1	13,859,669	$—	—	$—	$28,797	$6,811	$(598,976)	$(563,367)
Note: Amounts may not recalculate due to rounding.

See Notes to Condensed Consolidated Financial Statements.

SONDER HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities
Net income (loss)	$22,392	$(78,541)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	5,630	4,119
Share-based compensation	6,680	14,153
Bad debt expense	41	56
Write-off of capital assets	(6)	37
Amortization of operating lease right-of-use assets	37,646	—
Write-off of debt issuance costs	362	—
Straight-line rent	—	3,112
Unrealized loss on foreign currency transactions	2,379	1,571
Amortization of debt issuance costs	8,750	239
Amortization of debt discounts	(3,007)	1,988
Change in fair value of share-settled redemption feature and gain on conversion of Convertible Notes	(29,512)	—
Change in fair value of derivative instruments	—	592
Change in fair value of warrants	—	1,532
Change in fair value of SPAC Warrants	(26,324)	—
Change in fair value of Earn Out liability	(73,177)	—
Other adjustments to net income (loss)	285	7
Changes in operating assets and liabilities:
Accounts receivable	3,233	(2,106)
Prepaid rent	(446)	7,383
Prepaid expenses	(9,408)	(686)
Other current assets	(2,059)	(30)
Other non-current assets	6,488	(1,765)
Accounts payable	(22,009)	(3,242)
Accrued liabilities	4,742	3,390
Sales tax payable	2,963	345
Deferred revenue	15,253	7,342
Operating lease assets and operating lease liabilities, net	(4,754)	—
Other current liabilities	194	5
Other non-current liabilities	2,971	191
Net cash used in operating activities	(50,693)	(40,308)
See Notes to Condensed Consolidated Financial Statements.

SONDER HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, continued
(In thousands)
(unaudited)

	Three Months Ended March 31,
	2022	2021
Cash flows from investing activities
Purchase of property and equipment	(10,539)	(1,675)
Development of internal-use software	(1,077)	(1,001)
Net cash used in investing activities	(11,616)	(2,676)
Cash flows from financing activities
Proceeds from Delayed Draw Notes, net of issuance costs of $5,775	159,225	—
Proceeds from Convertible Notes, net of issuance costs of $2,362	—	162,638
Repayment of debt	(24,680)	(2,018)
Debt extinguishment costs	(3,065)	—
Proceeds from Business Combination and PIPE offering	325,928	—
Issuance costs of common stock	(58,555)	—
Proceeds from exercise of stock options	873	746
Issuance of redeemable convertible preferred stock	—	1,020
Net cash provided by financing activities	399,726	162,386
Effects of foreign exchange on cash	(327)	(280)
Net change in cash and restricted cash	337,090	119,122
Cash and restricted cash at the beginning of period	69,941	123,108
Cash and restricted cash at end of period	$407,031	$242,230

	Three Months Ended March 31,
	2022	2021
Supplemental disclosures of cash flow information:
Cash paid for income taxes during the year	381	43
Cash paid for interest during the year	1,873	1,082
Non-cash disclosure of investing and financing activities:
Accrued purchases of property and equipment	1,789	—
Conversion of Convertible Notes	159,172	—
Conversion of Legacy Sonder Warrants	1,243	—
Reclassification of liability-classified Legacy Sonder Warrants to equity	2,111	—
Recognition of Earn Out liability	(98,117)	—
Issuance of Delayed Draw Warrants	5,598	—
Reconciliation of cash and restricted cash:
Cash	$406,348	$241,730
Restricted cash	683	500
Total cash and restricted cash	$407,031	$242,230
See Notes to Condensed Consolidated Financial Statements.

SONDER HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 1. Description of Business
Company and Background
Sonder Holdings Inc. is headquartered in San Francisco, California, and together with its wholly owned subsidiaries (collectively Sonder) provides short and long-term accommodations to travelers in various cities across North America, Europe and the Middle East. The Sonder units in each multi-family building and each hotel property are selected, designed and managed directly by Sonder.
As used herein, “Sonder,” “we,” “our,” the “Company” and similar terms include Sonder and its subsidiaries, unless the context indicates otherwise.
On January 18, 2022, Sonder consummated the previously announced business combination by and among Gores Metropoulos II, Inc. (GMII), Sunshine Merger Sub I, Inc. (First Merger Sub), a direct, wholly-owned subsidiary of Second Merger Sub (as defined below), Sunshine Merger Sub II, LLC, a direct, wholly-owned subsidiary of GMII (Second Merger Sub), and Sonder Operating Inc., a Delaware corporation formerly known as Sonder Holdings Inc. (Legacy Sonder) (the Business Combination). Refer to Note 16. for details of the transaction.
Note 2. Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation
The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (GAAP, U.S. GAAP, or generally accepted accounting principles). The condensed consolidated financial statements include the accounts of Sonder Holdings Inc., its wholly owned subsidiaries, and one variable interest entity (VIE) for which it is the primary beneficiary in accordance with consolidation accounting guidance. All intercompany balances and transactions have been eliminated in consolidation. In the opinion of Sonder, the accompanying unaudited condensed consolidated financial statements contain all adjustments, including normal recurring adjustments, necessary to present fairly its financial position as of March 31, 2022, its results of operations and comprehensive income (loss), mezzanine equity and stockholders’ equity (deficit), and cash flows for the three months ended March 31, 2022 and 2021. Sonder’s condensed consolidated results of operations and comprehensive income (loss), mezzanine equity and stockholders’ equity (deficit), and cash flows for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the full year.
Sonder consolidates its VIE in which it holds a variable interest and is the primary beneficiary. Sonder is the primary beneficiary when it (1) has the power to direct the activities that most significantly impact the economic performance of this VIE and (2) has the obligation to absorb losses or the right to receive benefits that in either case could potentially be significant to this VIE. As a result, Sonder consolidates the assets and liabilities of this VIE. If Sonder is not deemed to be the primary beneficiary in a VIE, it accounts for the investment or other variable interest in a VIE in accordance with applicable U.S. GAAP. As of March 31, 2022 and December 31, 2021, Sonder’s consolidated VIE was not material to the condensed consolidated financial statements.
COVID-19 Pandemic
The ongoing impact of the COVID-19 pandemic on the global economy as well as whether and to what extent additional variants or resurgences of the virus occur and the extent to which COVID-19 will continue to adversely impact Sonder remains uncertain. Sonder’s financial results for all of 2021 and the first quarter of 2022 were materially adversely affected by the COVID-19 pandemic, and the pandemic may continue to materially adversely impact business operations, results of operations and liquidity in the near term and possibly longer. The extent of the recovery is uncertain and will be largely dependent on the effectiveness of COVID-19 prevention and treatment against prevalent COVID-19 strains in the cities and countries in which Sonder operates.
Use of Estimates
The preparation of condensed consolidated financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, and the reported amounts of income and expense during the reporting periods. Such management estimates include revenue recognition, bad debt allowance, the fair value of share-based awards, valuation of common stock, estimated useful life of software development costs, valuation of intellectual property and intangible assets, contingent liabilities, and valuation allowance for deferred tax assets, among others. These estimates are based on information available as of the date of the condensed consolidated financial statements; therefore, actual results could differ from those estimates.
Deferred Transaction Costs
Deferred transaction costs consist of expenses incurred in connection with Sonder becoming publicly traded, including legal, accounting, printing, and other related costs. Since Sonder became publicly traded, these deferred costs have been reclassified to stockholders’ equity (deficit) and recorded against the proceeds from the transaction.
Recent Accounting Pronouncements
Recently Adopted Accounting Pronouncements
In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies the accounting for convertible instruments by reducing the number of accounting models available for convertible debt instruments. This guidance also eliminates the treasury stock method to calculate diluted earnings per share for convertible instruments and requires the use of the if-converted method. For public companies, the guidance is effective for fiscal years beginning after December 15, 2021, and interim periods within those fiscal years. Early adoption is permitted. Sonder has early adopted ASU 2020-06 beginning January 1, 2021, and the adoption did not have a material impact on its condensed consolidated financial statements.
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which has subsequently been amended by ASUs 2018-01, 2018-10, 2018-11, 2018-20, 2019-01, 2019-10 and 2020-05. The guidance requires the recognition of right of use (ROU) assets and lease liabilities for substantially all leases under U.S. GAAP. The guidance retains a distinction between finance leases and operating leases, and the classification criteria for distinguishing between finance leases and operating leases are substantially similar to that under previous U.S. GAAP. The expense recognition and cash flow treatment arising from either a finance lease or operating lease by a lessee have not changed significantly from previous U.S. GAAP. For operating leases, a lessee is required to do the following: (i) recognize a right-of-use (ROU) asset and a lease liability, initially measured at the present value of the lease payments, on the condensed consolidated balance sheets; (ii) recognize a single lease cost, calculated so that the cost of the lease is allocated over the lease term, generally on a straight-line basis; and (iii) classify all cash payments within operating activities in the statement of cash flows. ASU 2016-02 is effective for public entities and employee benefit plans that file or furnish financial statements with or to the SEC for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years and is effective for all other entities for fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022, except for employee benefit plans that file or furnish financial statements with or to the SEC or not-for-profit entities. Early adoption is allowed. In November 2019, the FASB issued amended guidance which defers the effective date for emerging growth companies (EGCs) for fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022. We implemented ASC 842 as of January 1, 2022. The most significant effects of Topic 842 were the recognition of $1,133.8 million in operating lease right-of-use assets, $143.0 million of current operating lease liabilities, $1,070.9 million of non-current operating lease liabilities, and a $66.1 million reduction to deferred rent, which was recorded as a reduction the ROU asset measured on adoption date. Sonder applied Topic 842 to all leases as of January 1, 2022, with comparative periods continuing to be reported under Topic 840. As part of the adoption of Topic 842, Sonder carried forward the assessment from Topic 840 of whether our contracts contain or are leases, the classification of leases, and remaining lease terms. See Note 6. Leases for further details.
In December 2019, the FASB issued Accounting Standards Update (ASU) No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The objective of this element of the initiative is to simplify the accounting for income taxes by removing certain exceptions to general principles in ASC 740 and by clarifying and amending guidance that already exists within US generally accepted accounting principles (US GAAP). ASU 2019-12 was effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020, and for all other entities for fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022. Sonder has adopted this standard effective January 1, 2022, but there was no impact on Sonder’s condensed consolidated financial statements.

In October 2020, the FASB issued ASU 2020-08, Codification Improvements to Subtopic 310-20, Receivables — Nonrefundable Fees and Other Costs, which clarifies when an entity should assess whether a callable debt security is within the scope of accounting guidance, which impacts the amortization period for nonrefundable fees and other costs. For public entities, the guidance is effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. Early application is not permitted. For all other entities, the guidance is effective for fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022. Early application is permitted for all other entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. Upon adoption, the amendments are to be applied on a prospective basis as of the beginning of the period of adoption for existing or newly purchased callable debt securities. Sonder adopted the standard as of January 1, 2022, but it did not have any impact on its condensed consolidated financial statements.
Recently Issued Accounting Pronouncements
In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which has subsequently been amended by ASUs 2018-19, 2019-04, 2019-05, 2019-10 and 2019-11. The guidance changes how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. The guidance replaces the current ‘incurred loss’ model with an ‘expected loss’ approach. This generally will result in the earlier recognition of allowances for losses and requires increased disclosures. ASU 2016-13 is effective for public business entities for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years, and is effective for all other entities for fiscal years beginning after December 15, 2020, and interim periods within fiscal years beginning after December 15, 2021, with early adoption permitted. In November 2019, the FASB issued amended guidance which defers the effective date for emerging growth companies (EGCs) for fiscal years beginning after December 15, 2022, and interim periods therein. Sonder is currently evaluating the impact ASU 2016-13 will have on its condensed consolidated financial position, results of operations, and cash flows.
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848), which was subsequently amended by ASU 2021-04. The guidance provides optional expedients and exceptions to contract modifications and hedging relationships that reference the London Interbank Offered Rate or another reference rate expected to be discontinued. The standard is effective upon issuance through December 31, 2022 and may be applied at the beginning of the interim period that includes March 12, 2020 or any date thereafter. Sonder does not have any hedging relationships and currently does not have material contracts impacted by reference rate reform; however, Sonder will continue to assess contracts through December 31, 2022.

In August 2020 the FASB issued ASU 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, that simplifies the accounting for certain convertible instruments and contracts potentially settled in an entity’s own shares. The ASU changes the accounting for certain convertible instruments by eliminating two of the separation accounting models which will likely result in more convertible instruments being accounted for as a single unit. ASU 2020-06 is generally effective for public business entities for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Sonder early adopted ASU 2020-06 beginning January 1, 2021, and the adoption did not have a significant impact on its consolidated financial statements.
Note 3. Revenue
Revenue Recognition
Sonder generates revenues primarily by providing short-term or month-to-month accommodations to its guests. Sonder’s revenue is generated from stays booked through Sonder.com or the Sonder app, which it refers to as direct revenue, or from stays booked through third party online travel agencies, which it refers to as indirect revenue.

The following table sets forth Sonder’s total revenues for the periods shown disaggregated between direct and indirect channels (in thousands):

	Three Months Ended March 31,
	2022	2021
Direct revenue	$31,934	$20,094
Indirect revenue	48,532	11,464
Total revenue	$80,466	$31,558
Note 4. Fair value measurement and financial instruments
Sonder follows the ASC 820 fair value hierarchy established under the standards of U.S. GAAP to determine the fair value of its financial instruments as follows:
Level 1—Inputs are unadjusted quoted prices in active markets for identical assets or liabilities.
Level 2—Inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the assets or liabilities, either directly or indirectly through market corroboration, for substantially the full term of the financial instruments.
Level 3—Unobservable inputs for which there is little or no market data that is significant to the fair value of the assets or liabilities. Consideration is given to the risk inherent in the valuation technique and the inputs to the model.
A financial instrument’s classification within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement.
Liabilities Measured at Fair Value on a Recurring Basis
As of December 31, 2021, Sonder did not have observable inputs for the valuation of its preferred stock warrant liabilities or the share-settled redemption feature related to the Convertible Notes.
The Convertible Notes were initially separated into debt and the share-settled redemption feature components and assigned a fair value. The value assigned to the debt component was the estimated fair value as of the issuance date of similar debt without the share-settled redemption feature. The difference between the cash proceeds and the estimated fair value represented the value which was assigned to the share-settled redemption feature and recorded as a debt discount. The significant unobservable input used in the fair value measurement of the Convertible notes and the share-settled redemption feature was the fair value of the underlying stock at the valuation measurement date.
As of December 31, 2021, the fair value of the preferred stock warrant liabilities was based in part on aggregate equity value indications, consistent with the analysis for Sonder’s common stock valuation using the option pricing method. The significant unobservable input used in the fair value measurement of the preferred stock warrant liabilities was the fair value of the underlying preferred stock at the valuation measurement date.
On January 18, 2022, upon the closing of the Business Combination, the outstanding principal and accrued and unpaid interest of the Convertible Notes and the preferred stock warrants were converted to equity. As such, there was no share-settled redemption feature or preferred stock warrant liabilities as of March 31, 2022.
SPAC Warrants
As part of the GMII initial public offering (GMII IPO), GMII issued 9,000,000 public warrants (the Public Warrants) and 5,500,000 private placement warrants (the Private Placement Warrants), each of which is exercisable at a price of $11.50 per share (the SPAC Warrants).
Sonder has determined that the Public Warrants issued in the GMII IPO, which remained outstanding at the closing and became exercisable for shares of common stock, are subject to treatment as a liability. As of the closing of the Business Combination and March 31, 2022, Sonder utilized a Monte Carlo simulation methodology to value the Public Warrants using Level 3 inputs, as Sonder did not have observable inputs for the valuation. The significant unobservable inputs used in the fair value measurement of the Public Warrants liability are related to expected share-price volatility of 45.3% and the expected term of 4.8 years. The public warrants were valued at $0.81 per warrant at March 31, 2022.
The fair value of the Private Placement Warrants was deemed to be equal to the fair value of the Public Warrants since the Private Placement Warrants have similar terms and are subject to substantially the same redemption features as the Public Warrants.Sonder determined that the fair value of each Private Placement Warrant is equivalent to that of each Public Warrant because the transfer of the Private Placement Warrants to anyone outside of a small group of individuals constituting the sponsors would result in the Private Placement Warrants having substantially the same terms as the Public Warrants. As such, the estimated fair value of the Private Placement Warrants is classified as a Level 3 fair value measurement
Refer to Note 7. Preferred and Common Stock Warrants for further details on the SPAC Warrants.
Earn Out
In addition to the consideration paid at the closing of the Business Combination, certain investors may receive their pro rata share of up to an aggregate of 14,500,000 additional shares of Common Stock (the Earn Out) as consideration as a result of the Common Stock achieving certain benchmark share prices as contemplated by the merger agreement.
Sonder has determined that the Earn Out is subject to treatment as a liability. Sonder utilized a Monte Carlo simulation methodology to value the Earn Out using Level 2 inputs. The key assumptions used in the Monte Carlo simulation are related to expected share-price volatility, expected term, risk-free interest rate and dividend yield. The expected volatility as of March 31, 2022 was derived from the volatility of comparable public companies.
Sonder did not have any assets or liabilities measured at Level 1 as of March 31, 2022 on recurring or non-recurring basis. As of March 31, 2022, the Earn Out liability, Public Warrants liability and Private Placement warrants liability were recorded in other non-current liabilities in our condensed consolidated balance sheet.The following table summarizes Sonder’s Level 2 and Level 3 financial liabilities measured at fair value on a recurring basis (in thousands):

	March 31, 2022
	Level 2	Level 3	Total
Financial liabilities:
Other non-current liabilities:
Earn Out liability	$24,940	$—	$24,940
Public Warrants	—	7,290	7,290
Private Placement Warrants	—	4,455	4,455
Total financial liabilities measured and recorded at fair value	$24,940	$11,745	$36,685
Sonder did not have any asset or liability measured at Level 1 or Level 2 as of December 31, 2021 on recurring or non-recurring basis. The following table summarizes Sonder’s Level 3 financial liabilities measured at fair value on a recurring basis (in thousands):

December 31, 2021
Level 3
Financial liabilities:
Other non-current liabilities:
Preferred stock warrant liabilities	$3,288
Share-settled redemption feature	30,322
Total financial liabilities measured and recorded at fair value	$33,610
The following table presents changes in Sonder’s Level 3 liabilities measured at fair value for the three months ended March 31, 2022 (in thousands):

March 31, 2022
Level 3
Beginning balance	$33,610
Public Warrants liability	23,604
Private Placement Warrants liability	14,465
Decrease in fair value of share-settled redemption feature upon conversion of Convertible Notes	(30,322)
Decrease in fair value of Public Warrants liability	(16,314)
Decrease in fair value of Private Placement Warrants liability	(10,010)
Conversion of preferred stock warrant liabilities to equity	(3,288)
Total financial liabilities measured and recorded at fair value	$11,745
The following table presents changes in Sonder’s Level 3 liabilities measured at fair value for the year ended December 31, 2021 (in thousands):

December 31, 2021
Level 3
Beginning balance	$1,140
Recognition of share-settled redemption feature	45,156
Decrease in fair value of share-settled redemption feature	(14,834)
Increase in fair value of preferred stock warrant liabilities	2,148
Total financial liabilities measured and recorded at fair value	$33,610

As of December 31, 2021, the share-settled redemption feature and the preferred stock warrant liabilities were recorded in convertible notes and other non-current liabilities, respectively, in our condensed consolidated balance sheet.
There were no transfers of financial instruments between valuation levels during the three months ended March 31, 2022 and the year ended December 31, 2021.
Sonder estimates that the fair value of its restricted cash, accounts receivable, prepaid rent, prepaid expenses, other current assets, accounts payable, accrued liabilities, sales tax payable, deferred revenue, current portion of long-term debt, convertible notes and other current liabilities approximates carrying value due to the relatively short maturity of the instruments. The carrying value of Sonder’s long-term debt approximates fair value because it bears interest at market rate and all other terms are also reflective of current market terms.
The fair value of the warrants (Delayed Draw Warrants) issued in connection with the delayed draw term loan (Delayed Draw Notes) was estimated by separating the Delayed Draw Notes into the debt and warrants components and assigning a fair value to each component. The value assigned to the debt component was the estimated fair value as of the issuance date of similar debt without the warrants. The difference between the cash proceeds and the estimated fair value represented the value which was assigned to the warrants and recorded as a debt discount. As of the closing of the Business Combination, the fair value of the Delayed Draw Warrants was $5.6 million and was included in additional paid in capital in the condensed consolidated balance sheet.
These assumptions are inherently subjective and involve significant management judgment. Any change in fair value is recognized as a component of other income (expense), net, on the condensed consolidated statements of operations and comprehensive income (loss).
Note 5. Debt
Delayed Draw Note Purchase Agreement
On December 10, 2021, Sonder entered into a note and warrant purchase agreement with certain private placement investors (Purchasers or PIPE Investors) for the sale of Delayed Draw Notes to be available to Sonder following the completion of the Business Combination. The agreement also provided that the Purchasers will be issued warrants to purchase shares of common stock in connection with the transaction.

The Delayed Draw Notes have a maturity of five years from the date issuance and are subject to interest on the unpaid principal amount at a rate per annum equal to the three-month secured overnight financing rate (SOFR rate) plus 0.26161% (subject to a floor of 1%) plus 9.0% payable in cash, or for the first two years, payment in kind at the election of Sonder, quarterly in arrears. The Delayed Draw Notes are secured by substantially all of the assets of Sonder.
The purchasers of Delayed Draw Notes also received warrants (the Delayed Draw Warrants) to purchase an aggregate of 2,475,000 shares of Sonder’s common stock, each with an exercise price of $12.50 per share. The Delayed Draw Warrants have an expiration date of five years after issuance.
The Delayed Draw Note Purchase Agreement also includes customary events of default, including failure to pay the note obligations or other amounts when due, material breach of representations or warranties, breach of negative covenants, failure to perform or comply with obligations under the Delayed Draw Notes or the Delayed Draw Note Purchase Agreement, acceleration of certain other indebtedness, certain judgements against Sonder, legal processes instituted against Sonder or its assets, issues with the enforceability of the Delayed Draw Note Purchase Agreement and ancillary documents, bankruptcy, insolvency or similar proceedings with respect to Sonder, and orders under debtor relief laws.
In January 2022, Sonder drew down $165 million in Delayed Draw Notes and issued warrants to purchase 2,475,000 shares of common stock to the Purchasers. As of March 31, 2022, the total long-term debt on the condensed consolidated balance sheet was $156.7 million, consisting of $168.1 million of unpaid principal balance, which included the $165 million principal amount and payment-in-kind (PIK) interest of $3.1 million that was added to the principal balance , net of $5.8 million in issuance costs and $5.6 million in Delayed Draw Warrant liabilities.
As of December 31, 2021, the total long-term debt on the condensed consolidated balance sheet consisted of $13.1 million of current portion of the long-term debt and $10.7 million of non-current portion of long-term debt, consisting of $24.5 million of unpaid principal balance, net of the $0.6 million of deferred loan issuance costs.
Long term debt, net consisted of the following (in thousands):

	March 31, 2022	December 31 2021
Principal balance	$168,112	$24,477
Less: Delayed Draw Warrants liability	(5,598)	—
Less: unamortized deferred issuance costs	(5,792)	(625)
Long term debt, net	$156,722	$23,852

2021 Convertible Promissory Notes
In March 2021, pursuant to a note purchase agreement, Sonder issued convertible promissory notes (Convertible Notes) to certain investors for an aggregate principal amount of $165.0 million. The net proceeds from the issuance of the Convertible Notes were approximately $162.4 million after deducting issuance costs of $2.6 million.
The Convertible Notes were scheduled to mature on March 12, 2022, unless converted in accordance with the conversion terms prior to such date. The Convertible Notes were convertible either automatically, at the option of holders, or at the option of Sonder upon the occurrence of certain specified events.
In January 2022, upon the closing of the Business Combination, the outstanding principal and accrued and unpaid interest of the Convertible Notes were automatically converted into 19,017,105 shares of common stock for a value of $159.2 million. Upon the conversion, Sonder recognized a gain on conversion of $29.5 million as a result of a change in the fair value of the share-settled redemption feature and $159.2 million additional-paid-in-capital. Sonder also recognized the change in fair value of the share-settled redemption feature of $30.3 million, expense related to the debt discount of $10.0 million and interest expense of $1.4 million.

2018 Loan and Security Agreement

In December 2018, Legacy Sonder entered into a loan and security agreement (the 2018 Loan and Security Agreement) with certain venture lenders that provided aggregate borrowing capacity of $50.0 million. As of December 31, 2021, the current portion of the long-term debt was $13.1 million on the consolidated balance sheet and the total non-current portion of the long-term debt on the consolidated balance sheet was $10.7 million, consisting of $11.3 million of unpaid principal balance, net of the $0.6 million of deferred loan issuance costs. Unused commitments under the 2018 Loan and Security Agreement as of December 31, 2021 were $25.0 million. Interest expense on the term loans totaled

$4.9 million for the year ended December 31, 2021, and was recorded in interest expense, net in the condensed consolidated statements of operations and comprehensive income (loss).
In January 2022, Sonder paid down $24.5 million in outstanding principal of the 2018 Loan and Security Agreement and $2.5 million in debt extinguishment costs at the closing of the Business Combination. Sonder also recognized $0.6 million of early termination fees, $0.4 million of the write off of deferred financing fees, and $0.2 million of interest expense in connection with the repayment of this 2018 Loan and Security Agreement.
Credit Facility
2020 Credit Facility
In February 2020, Legacy Sonder entered into a revolving credit agreement (the 2020 Credit Facility) that provides an aggregate revolving capacity of $50.0 million, which may be borrowed as revolving loans or used for the issuance of letters of credit. Loans under the 2020 Credit Facility may be base rate loans or Eurodollar rate loans, plus a margin of 2.00% per annum. The 2020 Credit Facility includes (i) a letter of credit fee for each letter of credit equal to 1.50% per annum times amount available to be drawn under such letter of credit and (ii) a non-use fee equal to 0.25% times the actual daily amount by which the aggregate commitments provided by facility exceed the sum of the outstanding amount of loans and letters of credit. All outstanding loan balances are due on February 21, 2023, the maturity date for the 2020 Credit Facility. Outstanding balances may be repaid prior to maturity without penalty.
The extensions of credit under the 2020 Credit Facility are guaranteed by certain of Sonder’s subsidiaries and secured on a senior basis by a lien on substantially all of Sonder’s and certain of its subsidiaries’ assets. The 2020 Credit Facility contains customary affirmative covenants, such as financial statement reporting requirements and maintenance of insurance, as well as customary negative covenants, such as restrictions on Sonder’s ability to incur debt and liens, make investments, dispose of assets, pay dividends and repurchase stock, enter into transactions with affiliates and undergo fundamental changes such as dissolution or disposal of assets except so long as no default exists. The 2020 Credit Facility provides for a minimum EBITDA covenant and a covenant to maintain liquidity at least equal to the amount outstanding under the 2020 Credit Facility; provided that if liquidity is less than the amount outstanding plus $25.0 million, Sonder must provide cash collateral equal to 105% of the amount outstanding.
The 2020 Credit Facility also includes customary events of default, including, among other things, payment defaults, covenant defaults, breach of representations and warranties, cross-defaults to other material debt, bankruptcy and insolvency events of default, judgment defaults and change of control defaults. Upon the occurrence of an event of default under the 2020 Credit Facility, the lender has the right to terminate its commitments to provide additional loans, declare all borrowings outstanding, together with accrued and unpaid interest and fees, to be immediately due and payable, increase the applicable interest rates by 2%, and exercise rights and remedies, including by way of initiating foreclosure proceedings against the collateral securing the obligations under the agreement.
As of March 31, 2022, Sonder was in compliance with all financial covenants, there were no borrowings outstanding on the 2020 Credit Facility, and outstanding letters of credit totaled $27.6 million. As of December 31, 2021, Sonder was in compliance with all financial covenants, and there were no borrowings outstanding on the 2020 Credit Facility.

2020 Québec Credit Facility
In December 2020, a Canadian subsidiary of Sonder entered into an agreement (2020 Québec Credit Facility) with Investissement Québec, a Quebecois public investment entity, that provides a loan facility of CAD $25.0 million and an additional loan of CAD $5.0 million referred to as a conditional-refund financial contribution (CRFC), which Sonder is not obligated to repay if it satisfies certain milestones relating to the Project (as defined below). The 2020 Québec Credit Facility provides an incentive for expanding Sonder’s operations in Canada (the Project), including establishing Sonder’s Canadian head office and increasing Sonder’s payroll there starting January 1, 2021. The disbursements of the loan and CRFC are based on a percentage of the increase in the accrued and paid gross payroll. The loan and the CRFC will bear interest at a fixed rate of 6% per year for a period of 10 years starting from the first date of the loan disbursement. The amount of principal and accrued and capitalized interest on the CRFC that Sonder must repay can be reduced up to $5.0 million if Sonder achieves certain milestones, including job creation and preservation and cumulative gross payroll milestones. In the event that Sonder does not complete the Project, the outstanding loan and CRFC and related interest become immediately due. An assessment fee of CAD $0.3 million was paid upon acceptance of the credit facility.
The 2020 Québec Credit Facility is secured by a lien on substantially all of the Canadian subsidiary’s assets and is guaranteed by Sonder. The 2020 Québec Credit Facility contains customary affirmative covenants, such as maintenance requirement of the Canadian subsidiary’s operations in Québec, maintenance and creation of jobs in Québec, and financial statement reporting requirements, as well as customary negative covenants, such as declaring dividends, voluntary dissolution or liquidation and relocating substantial portion of its assets outside of Québec without prior written approval. As of March 31, 2022, Sonder was in compliance with all financial covenants, and there were no borrowings or CRFC outstanding on the 2020 Québec Credit Facility. As of December 31, 2021, Sonder was in compliance with all financial covenants, and there were no borrowings or CRFC outstanding on the 2020 Québec Credit Facility.
Restricted Cash
Throughout 2022 and 2021, Sonder entered into multiple cash collateral agreements in connection with the issuance of letters of credit and corporate credit cards programs. As of March 31, 2022 and December 31, 2021, Sonder had $0.7 million and $0.2 million, respectively, of cash collateral which was considered to be restricted cash.
Note 6. Leases
Sonder leases buildings or portions of buildings for guest usage, warehouses to store furniture, and corporate offices under noncancellable operating lease agreements, which expire through 2039. Sonder is required to pay property taxes, insurance and maintenance costs for certain of these facilities.
Sonder adopted ASC 842 as of January 1, 2022 using the modified retrospective approach. This approach allows entities to either apply the new lease standard to the beginning of the earliest period presented or only to the condensed consolidated financial statements in the period of adoption without restating prior periods. Sonder has elected to apply the new guidance at the date of adoption without restating prior periods. In addition, Sonder elected the package of practical expedients permitted under the transition guidance within the new standard, which allowed it to carry forward the historical determination of contracts as leases, lease classification and not reassess initial direct costs for historical lease arrangements. Accordingly, previously reported financial statements, including footnote disclosures, have not been recast to reflect the application of the new standard to all comparative periods presented.
Sonder has lease agreements with lease and non-lease components, including embedded leases, and has elected not to utilize the practical expedient to account for lease and non-lease components together, rather Sonder is accounting for the lease and non-lease components separately on the consolidated financial statements.
Operating lease right-of-use (ROU) assets are included within operating lease right-of-use assets in the condensed consolidated balance sheet. The corresponding operating lease liabilities are included within current operating lease liabilities and non-current operating lease liabilities on Sonder’s condensed consolidated balance sheet as of March 31, 2022. ROU assets represent Sonder’s right to use an underlying asset for the lease term and lease liabilities represent Sonder’s obligation to make lease payments arising from the lease.
Adoption of the new lease standard had a material impact on Sonder’s condensed consolidated financial statements. The most significant impacts were the (i) recording of ROU assets of $1.1 billion, and (ii) recording lease liabilities of $1.2 billion, as of January 1, 2022 on the condensed consolidated balance sheets and condensed consolidated statement of cash flows. Sonder also reclassified prepaid expenses of $0.2 million and the deferred rent balance, including tenant improvement allowances, and other liability balances of $31.8 million relating to Sonder’s existing lease arrangements as of December 31, 2021, into the ROU asset balance as of January 1, 2022. The standard did not materially impact Sonder’s condensed consolidated statement of operations and comprehensive income (loss).
Lease expense for operating lease payments is recognized on a straight-line basis over the lease term. Sonder’s assessed lease terms may include options to extend or terminate the lease when it is reasonably certain that it will exercise that option. Certain operating leases provide for annual increases to lease payments based on an index or rate. Sonder estimates the annual increase in lease payments based on the index or rate at the lease commencement date, for both Sonder’s historical leases and for new leases commencing after January 1, 2022.

Components of operating lease expense were as follows (in thousands):

Three Months Ended
March 31, 2022
Operating lease cost	$62,947
Short-term lease cost	2
Variable lease cost	643
Total operating lease cost	$63,592

Supplemental information related to operating leases was as follows (in thousands):

Three Months Ended
March 31, 2022
Cash payments for operating leases	$49,765
New operating lease ROU assets obtained in exchange for operating lease liabilities	114,900
Weighted average remaining lease term	7.59
Weighted average discount rate	9.3%

As of March 31, 2022, remaining maturities of operating lease obligations are as follows (in thousands):

As of March 31, 2022	Amount
remaining nine months of 2022	$185,445
2023	285,977
2024	246,659
2025	229,232
2026	199,287
2027	152,416
Thereafter	448,309
Gross lease payments	1,747,325
Less imputed interest	(506,415)
Total operating lease obligations, net	$1,240,910
Sonder does not have material lease receivables from noncancellable lease contracts that would reduce the total contractual operating lease obligations. As of March 31, 2022, we have entered into leases that have not yet commenced with future lease payments totaling $1.75 billion, excluding purchase options, that are not yet recorded on our condensed consolidated balance sheets and are not reflected in the above table. These leases will commence between 2022 and 2026 with non-cancelable lease terms of one to 16 years.
Rental expense for operating leases for the three months ended March 31, 2022 and 2021 was $65.1 million and $37.9 million, respectively, of which $63.6 million and $35.9 million, respectively, is recognized in cost of revenues, $0.7 million and $0.9 million, respectively, in operations and support, and $0.8 million and $1.1 million, respectively, in general and administrative.

Supplemental Information for Comparative Periods
As of December 31, 2021, prior to the adoption of Topic 842, future minimum payments lease payments under non-cancelable operating leases were as follows (in millions):

As of December 31, 2021	Amount
2022	$279,093
2023	366,299
2024	418,156
2025	433,541
2026	403,582
Thereafter	1,641,237
Total minimum future lease payments	$3,541,908
Note 7. Preferred and Common Stock Warrants
Preferred Stock Warrants
Sonder had the following preferred stock warrants outstanding as of December 31, 2021. The number outstanding and exercise price are prior to the application of the merger exchange ratio in the Business Combination, which closed on January 18, 2022:

Type of Warrant	Number Outstanding	Issuance Date	Exercise Price	Expiration Date
Series A	59,440	10/20/2016	$1.36	10/20/2026
Series B	57,696	1/30/2018	$2.40	1/30/2028
Series C	218,417	12/28/2018	$5.04	12/28/2025
Series D	71,456	2/21/2020	$10.50	2/21/2027
In January 2022, upon the closing of the Business Combination, (i) the Series A and Series B preferred stock warrants were converted into 150,092 post combination shares of Sonder’s common stock for a value of $1.2 million, and (ii) the Series C and Series D warrants automatically converted into warrants to purchase shares of Sonder common stock.
The warrants previously exercisable for Series C and Series D preferred stock are accounted for as equity in accordance with FASB ASC Topic 815-40 “Derivatives and Hedging – Contracts in Entity’s Own Equity.” Upon the closing of the Business Combination, Sonder reclassified $2.0 million related to such warrants from other non-current liabilities to equity in the condensed consolidated balance sheet.
Common Stock Warrants
Delayed Draw Warrants
In January 2022, pursuant to its note and warrant purchase agreement with certain PIPE Investors, Sonder issued $165 million in aggregate principal amount of Delayed Draw Notes and 2,475,000 delayed draw warrants (Delayed Draw Warrants) to the PIPE Investors.The warrants are exercisable for shares of common stock at an exercise price of $12.50 per share. The Delayed Draw Warrants have an expiration date five years after issuance. The purchasers of the Delayed Draw Notes were also provided with customary registration rights for the shares issuable upon exercise of the Delayed Draw Warrants.
The Delayed Draw Warrants are accounted for as equity-classified warrants in accordance with FASB ASC Topic 815-40 “Derivatives and Hedging – Contracts in Entity’s Own Equity.” Upon the closing of the Business Combination the value of the Delayed Draw Warrants was $5.6 million and was recorded within additional paid in capital in the condensed consolidated balance sheet.
Public Warrants
Prior to the Business Combination, GMII issued 9,000,000 public warrants (Public Warrants), which remained outstanding at the closing and became exercisable for shares of common stock. Each whole Public Warrant entitles the registered holder to purchase one whole share of common stock at a price of $11.50 per share, subject to certain adjustments. A warrant holder may exercise its Public Warrants only for a whole number of shares of common stock. This means that only a whole Public Warrant may be exercised at any given time by a warrant holder. No fractional Public

Warrants were issued upon separation of the units and only whole Public Warrants trade. Accordingly, unless a registered holder purchased at least five units, they were not able to receive or trade a whole Public Warrant. The Public Warrants will expire on January 18, 2027 (five years after the consummation of the Business Combination), at 5:00 p.m., New York City time, or earlier upon redemption or liquidation.
The Public Warrants are accounted for as liabilities as there are terms and features that do not qualify for equity classification in FASB ASC Topic 815-40 “Derivatives and Hedging – Contracts in Entity’s Own Equity.” The fair value of the Public Warrants at January 18, 2022 was a liability of $23.7 million, which was recorded in other non-current liabilities in the condensed consolidated balance sheet upon the closing of the Business Combination. At March 31, 2022, the fair value decreased to $7.3 million and was recorded in other non-current liabilities in the condensed consolidated balance sheet. The change in fair value of $16.4 million is reflected as other income in the condensed consolidated statements of operations and comprehensive income (loss).
Private Placement Warrants
Prior to the closing of the Business Combination, GMII issued 5,500,000 private placement warrants (Private Placement Warrants). The Private Placement Warrants have terms and provisions that are identical to those of the Public Warrants sold as part of the units in the GMII IPO, except that the Private Placement Warrants may be physical (cash) or net share (cashless) settled and are not redeemable so long as they are held by Gores Metropoulos Sponsor II, LLC (the Sponsor) or its permitted transferees, and are entitled to certain registration rights. The sale of the Private Placement Warrants was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.
The Private Placement Warrants are accounted for as liabilities as there are terms and features that do not qualify for equity classification in FASB ASC Topic 815-40 “Derivatives and Hedging – Contracts in Entity’s Own Equity.” The fair value of the Private Placement Warrants at January 18, 2022 was a liability of $14.5 million, which was recorded in other non-current liabilities in the condensed consolidated balance sheet. At March 31, 2022, the fair value decreased to $4.5 million and was recorded in other non-current liabilities in the condensed consolidated balance sheet. The change in fair value of $10.0 million is reflected as other income in the condensed consolidated statements of operations and comprehensive income (loss).
Note 8. Commitments and Contingencies
Surety Bonds
A portion of Sonder’s leases are supported by surety bonds provided by affiliates of certain insurance companies. As of March 31, 2022, Sonder had commitments from seven surety providers in the amount of $65.8 million, of which $32.9 million was outstanding. The availability, terms and conditions, and pricing of bonding capacity are dependent on, among other things, continued financial strength and stability of the insurance company affiliates providing the bonding capacity, general availability of such capacity and Sonder’s corporate credit rating.
Legal and Regulatory Matters
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
In late February 2020, Sonder was informed about an investigation underway by the New York City Department of Health and Mental Hygiene relating to possible Legionella bacteria contamination in the water supply at 20 Broad Street, New York, NY (Broad Street Property). Due to the failure of the owner of the Broad Street Property (Broad Street Landlord) to address the Legionella bacteria contamination and the associated health risks posed to Sonder’s guests, Sonder withheld payment of rent to the Broad Street Landlord on grounds of, among other reasons, constructive eviction. On July 30, 2020, the Broad Street Landlord sued Sonder USA Inc., Sonder Canada Inc., and Sonder Holdings Inc. for breach of the lease, seeking no less than $3.9 million in damages. Sonder filed counterclaims against the Broad Street Landlord and the property management company for breach of contract, seeking significant damages. The Broad Street Landlord filed a motion for summary judgment. The hearing and oral argument for the summary judgment motion occurred on December 21, 2021. No ruling was issued by the judge. The motion for summary judgment is now under submission. Sonder intends to vigorously defend itself and believes that the claims of the Broad Street Landlord are without merit.

Sonder establishes an accrued liability for loss contingencies related to legal matters when a loss is both probable and reasonably estimable. These accruals represent Sonder’s best estimate of probable losses. Sonder has recorded an estimated accrual of $3.2 million and $5.3 million in the condensed consolidated balance sheets as of March 31, 2022 and December 31, 2021, respectively. Sonder’s views and estimates related to these matters may change in the future, as new events and circumstances arise and the matters continue to develop. Until the final resolution of legal matters, there may be an exposure to losses in excess of the amounts accrued. With respect to outstanding legal matters, based on current knowledge, the amount or range of reasonably possible loss will not, either individually or in the aggregate, have a material adverse effect on Sonder’s business, results of operations, financial condition, or cash flows. Legal fees are expensed as incurred.
Note 9. Guarantees and Indemnification
Indemnifications
Sonder has entered into indemnification agreements with all of its directors. The indemnification agreements and its Amended and Restated Bylaws (Bylaws) require Sonder to indemnify these individuals to the fullest extent not prohibited by Delaware law. Subject to certain limitations, the indemnification agreements and Bylaws also require Sonder to advance expenses incurred by its directors. No demands have been made upon Sonder to provide indemnification under the indemnification agreements or the Bylaws, and thus, there are no claims that Sonder is aware of that could have a material adverse effect on its business, results of operations, financial condition, or cash flows.
In the ordinary course of business, Sonder has included limited indemnification provisions under certain agreements with parties with whom it has commercial relations of varying scope and terms with respect to certain matters, including losses arising out of its breach of such agreements or out of intellectual property infringement claims made by third parties. It is not possible to determine the maximum potential loss under these indemnification provisions due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular provision. To date, no material costs have been incurred, either individually or collectively, in connection with Sonder’s indemnification provisions.
Note 10. Exchangeable shares and redeemable convertible preferred stock
Exchangeable Shares
Upon the consummation of the Business Combination, each share of Sonder Canada exchangeable common shares was exchanged into a new series of the same class of virtually identical Sonder Canada Exchangeable Common Shares (Post-Combination Exchangeable Common Shares) exchangeable for Sonder common stock. At March 31, 2022, Sonder had the following authorized and outstanding Post-Combination Exchangeable Common Shares (in thousands except per share amounts):

	March 31, 2022
	Shares Authorized	Shares Issued and Outstanding	Issuance Price Per Share	Net Carrying Value	Aggregate Liquidation Preference
Post-Combination Exchangeable Common Shares	40,000	32,297	$1.54	$49,733	$49,733
Total exchangeable shares	40,000	32,297		$49,733	$49,733
The net carrying value of the exchangeable shares was included in additional paid-in capital in our condensed consolidated balance sheet.

Sonder had the following authorized and outstanding exchangeable shares (Exchangeable Shares) as of December 31, 2021. The figures below are prior to the application of the merger exchange ratio in the Business Combination, which closed on January 18, 2022 (in thousands except per share amounts):

	December 31, 2021
	Shares Authorized	Shares Issued and Outstanding	Issuance Price Per Share	Net Carrying Value	Aggregate Liquidation Preference
Series AA Common	22,518	9,421	$—	$—	$—
Series Seed 1	2,589	2,589	0.53	1,359	1,372
Series Seed 2	1,209	1,209	0.50	606	605
Series Seed 3	704	704	1.09	787	768
Series A	183	183	1.36	250	250
Series B	2,336	2,336	2.40	5,610	5,605
Series C	3,175	3,175	5.04	15,991	16,003
Series D	2,058	1,953	10.50	20,600	20,600
Series E	421	421	10.77	4,530	4,530
Total exchangeable shares	35,193	21,991	—	$49,733	$49,733
Upon consummation of of the Business Combination, all the Exchangeable Shares were automatically converted into 32,296,539 post-combination shares of Sonder common stock for a value of $49.7 million (share figure was 21,991,418 shares prior to the application of the merger exchange ratio in the Business Combination, which closed on January 18, 2022).
Redeemable Convertible Preferred Stock
Sonder had the following authorized and outstanding redeemable convertible preferred stock as of December 31, 2021. The figures below are prior to the application of the merger exchange ratio in the Business Combination, which closed on January 18, 2022 (in thousands except per share amounts):

	December 31, 2021
	Shares Authorized	Shares Issued and Outstanding	Issuance Price Per Share	Net Carrying Value	Aggregate Liquidation Preference
Series Seed 1	3,703	785	$0.53	$269	$416
Series Seed 1-A	3,703	328	0.53	$174	$174
Series Seed 2	1,720	471	0.50	$222	$235
Series Seed 2-A	1,720	39	0.50	$20	$20
Series Seed 3	704	—	1.09	$—	$—
Series Seed 3-A	704	—	1.09	$—	$—
Series A	7,023	6,780	1.36	$9,241	$9,221
Series A-1	7,023	—	1.36	$—	$—
Series B	15,611	13,218	2.40	$27,105	$31,723
Series B-1	15,611	—	2.40	$—	$—
Series C	19,071	12,144	5.04	$56,496	$61,204
Series C-1	19,071	3,514	5.04	$17,708	$17,708
Series D	21,603	3,482	10.50	$35,808	$36,560
Series D-1	21,603	16,049	10.50	$168,518	$168,518
Series E	34,933	18,956	10.77	$203,189	$204,159
Total redeemable convertible preferred stock	173,803	75,767	—	$518,750	$529,938
Upon the consummation of the Business Combination, all the redeemable convertible preferred stock were automatically converted into 111,271,424 post-combination shares of Sonder common stock for a value of $518.8 million (share figure was 75,757,555 shares prior to the application of the merger exchange ratio in the Business Combination, which closed on January 18, 2022).

Note 11. Common Stock
The condensed consolidated statements of equity (deficit) reflect the closing of the Business Combination on January 18, 2022. As Legacy Sonder was deemed the accounting acquirer in the Business Combination with GMII, all periods prior to the consummation date reflect the balances and activity of Legacy Sonder. The balances as of December 31, 2021 from the consolidated financial statements of Legacy Sonder as of that date, share activity (redeemable convertible preferred stock, exchangeable shares, and common stock) and per share amounts were retroactively adjusted, where applicable, using the recapitalization exchange ratio of 1.4686. All redeemable convertible preferred stock classified as mezzanine equity was converted into common stock, and reclassified into permanent equity as a result of the Business Combination.
Upon the consummation of the Business Combination, each share of Sonder Canada exchangeable common shares was exchanged into a new series of the same class of virtually identical Sonder Canada Exchangeable Common Shares (Post-Combination Exchangeable Common Shares) exchangeable for Sonder common stock. At March 31, 2022, Sonder had 32,296,539 Post-Combination Exchangeable Common Shares. All exchangeable shares classified as mezzanine equity were reclassified into permanent equity as a result of the Business Combination.
Sonder’s amended and restated certificate of incorporation following the Business Combination authorizes the issuance of 690,000,000 shares, consisting of (a) 440,000,000 shares of general common stock (General Common Stock), including (i) 400,000,000 shares of common stock, and (ii) 40,000,000 shares of Special Voting Common Stock (Special Voting Common Stock), and (b) 250,000,000 shares of preferred stock, par value $0.0001 per share (Preferred Stock).
Legacy Sonder Redeemable Convertible Preferred Stock
Upon the consummation of the Business Combination, all the redeemable convertible preferred stock were automatically converted into 111,271,424 shares of post-combination Sonder common stock for a value of $518.8 million (share figure was 75,757,555 shares prior to the application of the merger exchange ratio in the Business Combination, which closed on January 18, 2022). Refer to Note 10. Exchangeable shares and redeemable convertible preferred stock for further details.
As of March 31, 2022, Sonder has reserved the following shares of common stock for future issuance:

March 31, 2022
Conversion of exchangeable shares	40,000,000
Outstanding stock options	30,802,205
Outstanding restricted stock units (RSUs)	72,254
Outstanding warrants liability	14,499,966
Shares issuable pursuant to Earn Out liability	14,500,000
Outstanding Delayed Draw Note warrants liability	2,475,000
Shares available for grant under the ESPP	6,564,031
Shares available for grant under the 2021 Equity Incentive Plan	28,171,591
Total common stock reserved for future issuance	137,085,047
As of December 31, 2021, Sonder reserved the following shares of common stock for future issuance:

December 31, 2021
Conversion of preferred stock and exchangeable shares(1)	208,995,747
Outstanding stock options	19,865,244
Options available for grant under the 2019 Equity Incentive Plan	1,859,784
Total common stock reserved for future issuance	230,720,775
____________
(1)Includes the warrants reclassified to equity as of December 31, 2021 and those issued in connection with the 2018 Loan and Security Agreement and related amendment as of December 31, 2021.

Note 12. Stockholders’ Equity (Deficit)
Equity Incentive Plans
2013 and 2019 Equity Incentive Plans
Prior to the Business Combination, Legacy Sonder maintained a stock based compensation plan. Legacy Sonder’s 2013 and 2019 Equity Incentive Plans (Legacy Equity Incentive Plans) provided for the grant of stock-based awards to purchase or directly issue shares of common stock to employees, directors and consultants. Options were granted at a price per share equal to the fair value of the underlying common stock at the date of grant. Stock options generally have a 10-year contractual term and vest over a four-year period starting from the date specified in each agreement.
Each Legacy Sonder option from the Legacy Equity Incentive Plans that was outstanding immediately prior to the Business Combination, whether vested or unvested, was converted into an option to acquire a number of shares of common stock (Exchanged Options) equal to the product (rounded down to the nearest whole number) of (i) the number of shares of Legacy Sonder common stock subject to such Legacy Sonder option immediately prior to the Business Combination and (ii) the exchange ratio, at an exercise price per share (rounded up to the nearest whole cent) equal to (A) the exercise price per share of such Legacy Sonder option immediately prior to the consummation of the Business Combination, divided by (B) the exchange ratio. Except as specifically provided in the Business Combination agreement, following the Business Combination, each Exchanged Option will continue to be governed by the same terms and conditions (including vesting and exercisability terms) as were applicable to the corresponding former Legacy Sonder option immediately prior to the consummation of the Business Combination. All stock option activity was retroactively restated to reflect the Exchanged Options.
Sonder Holdings Inc. 2021 Management Equity Incentive Plan
In connection with the Business Combination, Sonder’s board of directors approved the 2021 management equity incentive plan (2021 Management Equity Incentive Plan) to allow for the issuance of the Earn Out. Holders of Legacy Sonder’s common stock, series AA common exchangeable preferred shares of Sonder Canada Inc. and warrants of Legacy Sonder immediately prior to the effective time of the Business Combination (which holders include certain directors, officers and 5% holders of the Company’s capital stock) may receive their pro rata share of up to an aggregate of 14,500,000 additional shares of common stock as consideration as a result of the common stock achieving certain benchmark share prices as contemplated by the agreement and plan of merger, dated April 29, 2021, as amended on October 27, 2021, by and among GMII, Sunshine Merger Sub I, Inc., Sunshine Merger Sub II, LLC and Legacy Sonder (the Merger Agreement) (each achievement of such a benchmark, a Triggering Event). If no Triggering Event occurs within the period specified in the Merger Agreement, the Company will not be required to issue the Earn Out.
Sonder Holdings Inc. 2021 Equity Incentive Plan
In connection with the Business Combination, GMII’s stockholders approved the 2021 equity incentive plan (2021 Equity Incentive Plan). The 2021 Equity Incentive Plan became effective upon the consummation of the Business Combination and succeeds Sonder’s Legacy Equity Incentive Plans. Under the 2021 Equity Incentive Plan, Sonder may grant options, stock appreciation rights, restricted stock, restricted stock units (RSUs), and performance awards to employees, directors and consultants. Options are granted at a price per share equal to the fair value of the underlying common stock at the date of grant. Options granted are exercisable over a maximum term of 10 years from the date of grant. RSUs typically have a cliff vesting period of one year and continue to vest quarterly thereafter. The 2021 Equity Incentive Plan permits Sonder to deliver up to (a) a number equal to the lesser of (i) 31,507,349 shares or (ii) 12% of the total number of shares outstanding immediately following the Business Combination (including the number of shares of common stock reserved for issuance upon the exchange of Canadian Exchangeable Shares (as defined in the Merger Agreement) issued in the Sonder Canada Share Capital Reorganization (as defined in the Merger Agreement) corresponding to shares of company special voting stock to be issued immediately following the consummation of the Business Combination), plus (b) any shares subject to stock options or other awards that are assumed in the Business Combination and that, on or after the effective date, expire or otherwise terminate without having been exercised in full, are tendered to or withheld by Sonder for payment of an exercise price or for tax withholding obligations, or are forfeited to or repurchased by Sonder due to failure to vest, with the maximum number of shares to be added to the 2021 Equity Incentive Plan under this clause (ii) equal to 26,171,806 shares.
The total number of shares that may be issued under the 2021 Equity Incentive Plan will automatically increase on the first trading day of each calendar year, beginning with calendar year 2022, by a number of shares equal to the least of:
(a) 32,820,155 shares;

(b) 12.5% of the total number of shares outstanding as of immediately following the consummation of the Business Combination (including the number of shares of common stock reserved for issuance upon the exchange of Canadian Exchangeable Shares (as defined in the Merger Agreement) issued in the Sonder Canada Share Capital Reorganization (as defined in the Merger Agreement) corresponding to shares of company special voting stock to be issued immediately following the consummation of the Business Combination);
(c) 5% of the total number of shares outstanding on the last day of the immediately preceding fiscal year; and
(d) a lesser number of shares determined by the administrator.
Sonder Holdings Inc. 2021 Employee Stock Purchase Plan
In connection with the Business Combination, GMII’s stockholders approved the 2021 employee stock purchase plan (ESPP). The ESPP allows eligible employees to purchase shares of Sonder common stock through payroll deductions of up to 15% of their eligible compensation. Shares reserved for issuance under the ESPP is equal to the lessor of (i) 5,251,225 shares of common stock or (ii) two percent (2%) of the outstanding shares of the Dilution Adjusted Common Stock (as defined in the Merger Agreement) as of immediately following the consummation of the Business Combination. The ESPP provides for either (i) a 27 month offering period, or (ii) such shorter period as may be established by the administrator from time to time. At the end of each offering period employees are able to purchase shares at 85% of the lower of the fair value of our common stock on the first trading day of the offering period or on the last day of the offering period.
The number of shares of common stock available for issuance under the ESPP will automatically be increased on the first day of each fiscal year, beginning with 2022 and ending with the 2041 fiscal year equal to the least of:
(i) 6,564,031 shares of common stock;
(ii) 2.5% of the total number of shares of common stock outstanding immediately following the consummation of the Business Combination (including the number of shares of common stock reserved for issuance upon the exchange of Canadian Exchangeable Shares (as defined in the Merger Agreement) issued in the Sonder Canada Share Capital Reorganization (as defined in the Merger Agreement) corresponding to shares of Company Special Voting Stock to be issued immediately following the consummation of the Business Combination);
(iii) one percent (1%) of the outstanding shares of Common Stock on the last day of the immediately preceding fiscal year; or
(iv) an amount determined by the administrator.
Stock-based Compensation Expense
Total stock-based compensation expense is as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Operations and support	$930	$406
General and administrative	4,929	13,491
Research and development	742	255
Sales and marketing	79	1
Total stock-based compensation expense	$6,680	$14,153
Sonder recognizes only the portion of the option award granted that is ultimately expected to vest as compensation expense and elects to recognize gross share-based compensation expense with actual forfeitures recognized as they occur.
Fair Value of Stock Options
Sonder estimates the fair value of each stock option award using the Black-Scholes-Merton option-pricing model, which utilizes the estimated fair value of Sonder’s common stock and requires the input of the following subjective assumptions:
Expected Term — The expected term for options granted to employees, officers, and directors is calculated as based on the Sonder’s historical pattern of option exercise behavior and the period of time they are expected to be outstanding. The expected term for options granted to consultants is determined using the remaining contractual life.

Expected Volatility — The expected volatility is based on the average volatility of similar public entities within Sonder’s peer group as Sonder’s stock has not been publicly trading for a long enough period to rely on its own expected volatility.
Expected Dividends — The dividend assumption is based on Sonder’s historical experience. To date Sonder has not paid any dividends on its common stock.
Risk-Free Interest Rate — The risk-free interest rate used in the valuation method is the implied yield currently available on the United States Treasury zero-coupon issues, with a remaining term equal to the expected life term of Sonder’s options.
The following table summarizes the key assumptions used to determine the fair value of Sonder’s stock options granted to employees, non-employees, officers, and directors:

	Three Months Ended March 31,
	2022	2021
Expected term (in years)	4.09	3.99
Expected volatility	55%	64%
Dividend yield	—%	—%
Risk-free interest Rate	1.79%	0.41%
Weighted-average grant-date fair value per share	$2.13	$4.54
Performance and Market-based Equity Awards
On November 15, 2019, the Legacy Sonder Board of Directors (the Legacy Sonder Board) granted an award to Francis Davidson, Sonder’s CEO, for a total of 5,613,290 options (the 2019 CEO Option Award), all of which Mr. Davidson fully exercised in December 2020 with a promissory note payable to Sonder in the amount of $24.6 million (the Promissory Note). Of the 5,613,290 total options, 2,041,197 options vest in 72 equal monthly installments starting as of October 1, 2017 (the Service-based Options), subject to Mr. Davidson’s continuous employment, and 3,572,093 options are performance-based (the CEO Performance Awards) that vest as follows, subject to Mr. Davidson’s continuous employment at each such event (the Performance Conditions):
•1,530,897 performance awards upon an initial public offering (IPO) if Sonder reaches certain share price targets (the IPO Condition);
•1,020,598 performance awards upon a qualified financing at certain valuation milestones (the Qualified Financing Condition); and
•1,020,598 performance awards upon Sonder achieving a certain market capitalization milestone (the Market Capitalization Condition).
The fair value of the 2,041,197 Service-based Options was estimated using the Black-Scholes-Merton pricing model. The grant date fair value of the Service-based Options was $3.2 million and is recognized on a straight-line basis over the term of the award. Sonder recognized $0.9 million and $11.6 million in expense for the CEO Performance Awards in the three months ended March 31, 2022 and in the three months ended March 31, 2021, respectively.
The promissory note for $24.6 million represents the aggregate exercise price for the 5,613,290 options that were exercised by Mr. Davidson. The promissory note bears interest at the rate of 2.00% per annum, compounding semiannually. The principal amounts and accrued interest are due upon the earlier of: (i) four years after the issuance, or on December 1, 2023; (ii) the transfer or sale of the shares by the employee without approval by Sonder; or (iii) an initial public offering or an acquisition of Sonder by a public company. The Promissory Note was secured by the shares issued upon exercise of the award and in exchange for the note. While the Promissory Note is full recourse, it is considered to be non-recourse for accounting purposes and thus was not recorded in the condensed consolidated balance sheets as a receivable. As of December 31, 2021, the aggregate borrowings outstanding under the Promissory Note, including interest, was $25.2 million, respectively.

On January 14, 2022, the aggregate outstanding principal amount and interest under the Promissory Note was repaid in full by Mr. Davidson selling to Sonder 1,855,938 shares of Legacy Sonder’s common stock at a repurchase price of $13.85 per Legacy Sonder’s common share (number of shares and amount per share is not adjusted for the application of the merger exchange ratio in the Business Combination of 1.4686), which was equal to the fair value of a share of Legacy Sonder’s common stock as of the repurchase date, for a total aggregate repurchase price of $25.7 million. The repurchase price was offset against and extinguished in full Mr. Davidson’s obligations under the Promissory Note, including the outstanding principal and accrued interest.
In the three months ended March 31, 2021, the CEO Performance Awards were modified to accelerate the vesting of the IPO Condition and the Qualified Financing Condition because the Legacy Sonder Board desired to reward Mr. Davidson in leading Sonder to perform above expectations given the worsened business conditions brought about by the unexpected COVID-19 pandemic, especially in the hospitality sector, and at the same time, engaging Sonder in potential strategic transactions valuing Sonder at increased valuations. While the vesting of the options under the Market Capitalization Condition were not accelerated by the Legacy Sonder Board, the Legacy Sonder Board approved a resolution clarifying that the Market Capitalization Condition would be eligible to vest in connection with a business combination with a special purpose acquisition company that otherwise achieves the applicable Market Capitalization Condition using an equivalent share price rather than the market capitalization. In the three months ended March 31, 2022, Sonder recognized $0.9 million in stock-based compensation expense related to the vesting of the Market Capitalization Condition. In the three months ended March 31, 2021, Sonder did not recognized any stock-based compensation expense relating to the vesting of the Market Capitalization Condition.
The modification-date fair value of the CEO Performance Awards was estimated using a Monte Carlo simulation. The Monte Carlo simulation utilizes multiple input variables to estimate the probability that performance conditions will be achieved. These variables include Sonder’s expected stock price volatility over the expected term of the award, actual and projected employee stock option exercise behaviors, and the risk-free interest rate for the expected term of the award. Sonder recognizes compensation expense for its performance awards using an accelerated attribution method from the time it is deemed probable that the vesting condition will be met through the time the service-based vesting condition has been achieved.
On February 18, 2021, the Legacy Sonder Board granted an award to Mr. Davidson for a total of 3,061,794 options (the 2021 CEO Option Award) that vest upon the successful consummation of the Business Combination and as follows, subject to Mr. Davidson’s continuous employment at each such event:
•1/3 of the options if the average share value is equal to or greater than $25.16 on or prior to December 31, 2023 (the First Market Value Target);
•1/3 of the options if the average share value is equal to or greater than $37.74 on or prior to December 31, 2024 (the Second Market Value Target); and
•1/3 of the options if the average share price is equal to or greater than $44.03 on or prior to December 31, 2025 (the Third Market Value Target).
The grant-date fair value of the 2021 CEO Option Award was estimated using the Monte Carlo simulation on the grant date was $1.3 million.
Note 13. Net Income (Loss) Per Common Share
Net income (loss) per share calculations for all periods prior to the Business Combination have been retrospectively adjusted for the equivalent number of shares outstanding immediately after the Business Combination to effect the reverse recapitalization. Subsequent to the Business Combination, net income (loss) per share was calculated based on the weighted average number of common stock then outstanding.

The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except number of shares and per share amounts):

	Three Months Ended March 31,
	2022	2021
Basic net income (loss) per share:
Numerator
Net income (loss)	$22,392	$(78,541)
Less: Net income (loss) attributable to convertible preferred stock and exchangeable preferred stockholders	(2,872)	—
Net income (loss) attributable to common stockholders	$19,520	$(78,541)
Denominator
Basic weighted-average common shares used in computing basic net income (loss) per share	176,326,658	10,656,458
Basic net income (loss) per share attributable to common stockholders	$0.11	$(7.37)

	Three Months Ended March 31,
	2022	2021
Diluted net income (loss) per share:
Numerator
Net income (loss)	$22,392	$(78,541)
Add: Convertible notes interest expense	2,727	—
Less: Change in fair value of share-settled redemption feature and gain on conversion of Convertible Notes	(29,512)	—
Less: Change in fair value of SPAC Warrants	(26,324)	—
Net income (loss) attributable to common stockholders	$(30,717)	$(78,541)
Denominator
Number of shares used in basic net income (loss) per share computation	176,326,658	10,656,458
Weighted-average effect of potentially dilutive securities:
Converted Notes	3,803,421	—
Private Placement and Public Warrants	(8,303,021)	—
Diluted weighted-average common stock outstanding	171,827,058	10,656,458
Diluted net income (loss) per share attributable to common stockholders	$(0.18)	$(7.37)
The following potential common shares outstanding were excluded from the computation of diluted net income (loss) per share because including them would have been anti-dilutive (in thousands):

	As of March 31,
	2022	2021
Options to purchase common stock	30,802	26,588
Common stock subject to repurchase or forfeiture	2,303	2,823
Redeemable convertible preferred stock(1)	—	111,258
Exchangeable shares	32,297	32,334
Total common stock equivalents	65,402	173,003
____________
(1)Includes the warrants reclassified to equity as of March 31, 2022 and those issued in connection with the 2018 Loan and Security Agreement and related amendment as of December 31, 2021.

Note 14. Income Taxes
Provision for income taxes for the three months ended March 31, 2022 was $31 thousand, and the effective tax rate for this period was 0%. Provision for income taxes for the three months ended March 31, 2021 was $23 thousand, and the effective tax rate for this period was 0.1%. The difference between Sonder’s effective tax rate and the U.S. statutory rate of 21% was primarily due to a full valuation allowance related to Sonder’s net deferred tax assets.
Note 15. Related party transactions
Francis Davidson Promissory Note
In November 2019, Legacy Sonder granted Mr. Davidson, its CEO, the ability to purchase 5,613,290 shares of common stock for an aggregate exercise price of $24.6 million, all of which Mr. Davidson exercised in December 2019 with a full recourse promissory note payable to Sonder. As of December 31, 2021, the aggregate borrowings outstanding under the note, including interest of $1.1 million, was $25.2 million. The aggregate outstanding principal amount and interest under the Promissory Note was repaid in full by Mr. Davidson prior to the consummation of the Business Combination. See Note 12. Stockholders’ Equity (Deficit) for details.
2021 Convertible Promissory Notes
In March 2021, Sonder issued the Convertible Notes in an aggregate principal amount of $165 million to certain investors in exchange for Sonder’s agreement to issue the investors shares of its capital stock upon the occurrence of certain events described in the Note Purchase Agreement dated March 12, 2021. Sonder’s investors and their affiliates held $43.3 million of the Convertible Notes. The Convertible Notes automatically converted into shares of Sonder common stock immediately prior to the consummation of the Business Combination. See Note 5. Debt for details of the transaction.
Note 16. Business Combination
On January 18, 2022, Sonder consummated the previously announced Business Combination pursuant to the Agreement and Plan of Merger, dated as of April 29, 2021 (as amended by the Amendment No. 1 to the Agreement and Plan of Merger, dated as of October 27, 2021 (Amendment No. 1)), by and among GMII, Sunshine Merger Sub I, Inc., a Delaware corporation and a direct, wholly-owned subsidiary of Second Merger Sub, Sunshine Merger Sub II, LLC, a Delaware limited liability company and a direct, wholly-owned subsidiary of GMII, and Legacy Sonder.
Pursuant to the Merger Agreement, (i) First Merger Sub merged with and into Legacy Sonder, with Legacy Sonder continuing as the surviving corporation (First Merger), and (ii) immediately following the First Merger and as part of the same overall transaction as the First Merger, Legacy Sonder merged with and into Second Merger Sub, with Second Merger Sub continuing as the surviving entity (the Second Merger and, together with the First Merger, the Mergers) and, together with the other transactions contemplated by the Merger Agreement. As a result of the First Merger, Second Merger Sub owned 100% of the outstanding capital stock of Legacy Sonder as the surviving corporation of the First Merger and each share of capital stock of Legacy Sonder was cancelled and converted into the right to receive the merger consideration in accordance with the terms of the Merger Agreement. As a result of the Second Merger, GMII (which was renamed Sonder Holdings Inc.) following the Business Combination owns 100% of the outstanding interests in the surviving entity of the Second Merger (Surviving Entity).
The aggregate merger consideration (excluding any Earn Out shares) paid to securityholders of Legacy Sonder as of immediately prior to the effective time of the First Merger (the Legacy Sonder Securityholders) in connection with the Business Combination was approximately 190,160,300 shares of GMII’s common stock (the Common Stock, which term (a) with reference to GMII prior to the Business Combination and the effectiveness of the Amended and Restated Certificate of Incorporation (Amended and Restated Certificate of Incorporation), means the Class A Stock and the Class F Stock, and (b) with reference to Sonder from and after the effectiveness of the Amended and Restated Certificate of Incorporation and the conversion of the Class F Stock in accordance with the Amended and Restated Certificate of Incorporation, means the common stock, par value $0.0001 per share, of Sonder). Certain of these shares of Common Stock were reserved for issuance upon (a) the exercise of Rollover Options (as defined below) and (b) the exchange of the Post-Combination Exchangeable Common Shares (as defined below) corresponding to shares of Post-Combination Company Special Voting Common Stock (as defined below) issued in the Business Combination.
Pursuant to the Merger Agreement:
•holders of existing shares of Common Stock of Legacy Sonder, par value $0.000001 per share (Legacy Sonder Common Stock) (following the conversion of each issued and outstanding share of Legacy Sonder’s preferred stock and the convertible promissory notes issued by Legacy Sonder to certain purchasers pursuant to the Note Purchase Agreement, dated March 12, 2021, as amended, into shares of Legacy Sonder Common Stock prior to the effective time of the First Merger), received approximately 140,544,052 shares of the Company’s Common Stock, pursuant to the exchange ratio of 1.4686 shares for each share of Legacy Sonder Common Stock held;
•holders of existing shares of Special Voting Series AA Common Stock, par value $0.000001 per share (Legacy Sonder Special Voting Common Stock), received approximately 32,296,539 shares of the newly created Post-Combination Special Voting Common Stock, par value $0.0001 per share (Post-Combination Special Voting Common Stock), pursuant to the exchange ratio of 1.4686 shares for each share of Legacy Sonder Special Voting Common Stock held;
•holders of Series AA Common Exchangeable Preferred Shares (Legacy Sonder Canada Exchangeable Common Shares) of Sonder Canada Inc., a corporation existing under the laws of the province of Québec (Legacy Sonder Canada) received a new series of the same class of virtually identical Legacy Sonder Canada Exchangeable Common Shares (Post-Combination Exchangeable Common Shares) whose terms provide (a) for a deferral of any mandatory exchange caused by the Business Combination for a period of at least 12 months from the closing date of the Business Combination, and (b) that such Post-Combination Exchangeable Common Shares shall be exchangeable for Common Stock upon the completion of the Business Combination; and
•holders of options to purchase Legacy Sonder Common Stock (Legacy Sonder Stock Options) received options to acquire approximately 30,535,549 shares of Company’s Common Stock (Rollover Options), pursuant to the Option Exchange Ratio of 1.5444 shares for each share of Legacy Sonder Stock Options held.
As a result of the above, the share figures as of December 31, 2021 in the condensed consolidated statement of mezzanine equity and stockholders’ equity (deficit) for the three months ended March 31, 2022 have been adjusted for the application of the exchange ratio of 1.4686 per share.
In addition, all options were adjusted for the Option Exchange Ratio of 1.5444 shares for each share of Legacy Sonder Stock Options held.
Following the closing of the Business Combination, the Company owned all of the issued and outstanding equity interests in Legacy Sonder and its subsidiaries, and the Legacy Sonder Securityholders held approximately 79.7% of the Company. Following the closing of the Business Combination, the Company’s Common Stock and the Company’s Public Warrants began trading on the Nasdaq Global Select Market under the symbols “SOND” and “SONDW,” respectively.
In addition to the consideration paid at the closing of the Business Combination, holders of Legacy Sonder Common Stock, Legacy Sonder Canada Exchangeable Common Shares and warrants of Legacy Sonder immediately prior to the effective time of the Business Combination may receive their pro rata share of up to an aggregate of 14,500,000 additional shares of Common Stock as consideration as a result of the Common Stock achieving certain benchmark share prices as contemplated by the Merger Agreement.
The Business Combination was accounted for as a reverse recapitalization. Under this method of accounting, GMII was treated as the acquired company for financial statement reporting purposes. The most significant change in Sonder’s reported financial position and results is an increase in cash (as compared to Sonder’s consolidated balance sheet at December 31, 2021) of approximately $401.9 million, net of the pay down of $24.7 million outstanding principal of the 2020 Promissory Notes, as well as non-recurring transaction costs of $58.6 million. The $401.9 million includes $159.2 million of delayed draw notes, net of issuance costs
The Business Combination was viewed as an acquisition of control of Legacy Sonder’s stock for tax purposes. As a result, the foreign capital loss carryforwards available to Legacy Sonder as of December 31, 2021 expired, and Sonder is no longer eligible to utilize these foreign capital loss carryforwards in future periods.
Option awards granted to the CEO, including the CEO Performance Awards that were modified in the three months ended March 31, 2021, that are eligible to vest in connection with the Business Combination that otherwise achieves the applicable market conditions were estimated using a Monte Carlo simulation. The fair value of the option awards using the Monte Carlo simulation was $5.5 million, which is to be recognized over the requisite service periods.
Closing of PIPE Investments
Pursuant to subscription agreements entered into in connection with the Merger Agreement (Existing Subscription Agreements), certain investors agreed to subscribe for an aggregate of 20,000,000 newly issued shares of Class A Stock (which became Common Stock upon the effectiveness of the Amended and Restated Certificate of Incorporation) for a purchase price of $10.00 per share, or an aggregate of approximately $200 million (Existing PIPE Investment). In addition, pursuant to subscription agreements entered into in connection with Amendment No.1, certain investors agreed to subscribe for an additional 11,507,074 newly issued shares of Class A Stock (which became Common Stock upon the effectiveness of the Amended and Restated Certificate of Incorporation) for a purchase price of $8.89 per share, or an aggregate of approximately $102.3 million (New PIPE Investment). In addition, concurrently with the execution of Amendment No. 1, GMII entered into a subscription agreement with the Sponsor whereby the Sponsor separately agreed to purchase an additional 709,711 shares of Class A Stock (which became Common Stock upon the effectiveness of the Amended and Restated Certificate of Incorporation) in a private placement for $10.00, or an aggregate of approximately $7.1 million (Additional Sponsor PIPE Commitment and, together with the Existing PIPE Investment and the New PIPE Investment, the PIPE Investment). At the closing, the Company consummated the PIPE Investment.
The following table reconciles the elements of the Business Combination to the condensed consolidated statement of cash flows and the consolidated statement of stockholders’ equity (deficit) for the three months ended March 31, 2022 (in thousands):

Cash - PIPE Financing	$309,398
Cash - GMII trust and cash, net of redemptions	16,530
Less: transaction costs and advisory fees	(58,555)
Net proceeds from Business Combination and PIPE	$267,373
Proceeds from Delayed Draw Notes, net of issuance costs of $5,775	159,225
Repayment of debt	(24,680)
Net proceeds from Business Combination, PIPE, and Delayed Draw Notes	$401,918

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of the financial condition and results of operations of Sonder Holdings Inc. (“Sonder”, “we,” “us” or “our”) together with Sonder’s condensed consolidated financial statements and related notes included elsewhere in this report and the audited consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2021. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties. Sonder’s actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under the section titled “Risk Factors” or in other parts of this report. Sonder’s historical results are not necessarily indicative of the results that may be expected for any period in the future. Except as otherwise noted, all references to 2021 refer to the year ended December 31, 2021.
On January 18, 2022, Sonder consummated the previously announced Business Combination pursuant to that certain Agreement and Plan of Merger, dated as of April 29, 2021 (the “Merger Agreement”), as amended by that certain Amendment No. 1 to the Agreement and Plan of Merger, dated as of October 27, 2021, by and among Gores Metropoulos II, Inc. (“GMII”), Sunshine Merger Sub I, Inc., (“First Merger Sub”) and a direct, wholly-owned subsidiary of Second Merger Sub (as defined below), Sunshine Merger Sub II, LLC, a Delaware limited liability company and a direct, wholly-owned subsidiary of GMII (“Second Merger Sub”), and Sonder Operating Inc., a Delaware corporation formerly known as Sonder Holdings Inc. (“Legacy Sonder”). Certain terms used in this discussion and analysis of the financial condition and results of operations of Sonder have the same meaning as set forth in GMII’s proxy statement/prospectus/consent solicitation statement dated December 22, 2021 and filed by GMII with the SEC on December 23, 2021.
Overview
Sonder’s mission is to revolutionize hospitality through design and technology to make a world of better stays open to all. With our innovative end-to-end model, we aim to provide better choice, comfort, reliability and value across a wide variety of use cases — from one night to extended stays — for our diverse mix of traveler types. Officially launched in 2014 and headquartered in San Francisco, California, Sonder’s unique product portfolio of approximately 19,300 Live and Contracted Units — from rooms to suites to apartments — spans 39 cities in 10 countries and three continents as of March 31, 2022. Live Units represent the total number of units available for guest bookings on Sonder.com, the Sonder app and other channels at a given point in time. Contracted Units are Units for which we have signed real estate contracts, but are not yet available for guests to book.
We work directly with real estate developers and property owners to lease, manage and operate spaces, providing guests with exceptionally designed accommodations. We operate and manage each of our approximately 250 Live properties using proprietary technology, delivering services to guests via the Sonder app which features self-service and 24/7 on-the-ground support.
Management Discussion Regarding Opportunities, Challenges and Risks
Supply Growth
A key driver of our revenue growth is our ability to continue signing appealing apartment and hotel properties with favorable terms. Contracted properties become available for guests to book on their Live Date, which is when the property starts to generate Bookable Nights, which is the total number of nights available for stays across all Live Units, and, in turn, revenue.
We quickly pivoted our supply growth strategy during the first quarter of 2020 when the COVID-19 pandemic began impacting the global hospitality industry. We paused all efforts to contract new units in order to focus on preserving cash and optimizing our existing portfolio’s performance. Additionally, we exited leases for nearly 3,400 Live and Contracted Units from March 1, 2020 through December 31, 2020. This targeted unit phase-out enabled us to minimize cash losses during the lockdowns, and rebalance our portfolio away from less favorable units. As a result, our total Live and Contracted Units decreased by approximately 10% in 2020, to approximately 12,000 units as of December 31, 2020.
We resumed our growth efforts in the fourth quarter of 2020, and our focus during the fourth quarter of 2020 and first quarter of 2021 was on signing new properties and rebuilding our pipeline. In the second to fourth quarters of 2021 and first quarter of 2022, we continued to build our pipeline of signed leases and targeted properties across various real estate asset classes (hotels, apartments, and office to apartment conversions). As a result, as of March 31, 2022, we had a Total Portfolio of approximately 19,300 Live and Contracted Units.

Ability to Attract and Retain Guests
Another key driver of our revenue growth is our ability to continue to attract demand from repeat guests and to attract new guests through various channels. We source demand from a variety of channels, including Online Travel Agencies (“OTAs”) such as Airbnb, Booking.com and Expedia, as well as directly through Sonder.com and the Sonder app. Bookings made through OTAs incur channel fees, where we pay a certain percentage of the revenue booked on the OTA in order to compensate the OTA for its listing services. In general, direct bookings are more advantageous to us as they do not incur channel fees.
Direct Bookings
Direct bookings as a percentage of booked revenue (“Direct Bookings”) have fluctuated in recent years due to the COVID-19 pandemic. While OTAs were historically our primary source of demand, we saw an increase in Direct Bookings commencing in early 2020, as we pursued performance marketing and offered extended stay discounts on Sonder.com during the early phases of the pandemic. For the three months ended March 31, 2022, direct bookings as a percentage of booked revenue were over 40%.
As the broader hospitality industry continues to recover from the COVID-19 pandemic, we expect our direct bookings to remain at current levels or decrease moderately over time.
Technology
We invest significant resources in our technology architecture and infrastructure. These improvements allow us to deploy the latest tools and technologies to build proprietary external and internal facing technology. Our technology is essential to our user experience, as our home-grown technology powers the entire guest journey, from booking through check-out.
External Facing Technology:
•Our proprietary technology is essential to our user experience—from enabling easy, intuitive browsing of our full portfolio to allowing seamless reservations. Upon arrival at a Sonder property, our “lobby on your phone” technology guides guests through the in-app check-in and one-touch WiFi, while our digital concierge feature offers curated lists of localized food and experience recommendations to help guests get the most out of their stay. Sonder guests can book intra-stay cleaning, request early check-in / late check-out and self-serve additional customer service requests on the Sonder app while also experiencing a frictionless check-out.
Internal Facing Technology:
•In addition to our guest-facing technology, proprietary technology powers our business processes and operations, from supply growth to building openings and day-to-day operations. We have developed:
◦Our own infrastructure to fuel our real estate underwriting efforts;
◦Technology to facilitate our global supply chain for furniture, art and fixtures;
◦A proprietary booking engine;
◦Pricing and calendar revenue management software;
◦Room attribution algorithms; and
◦Task and workflow management software.
Our emphasis on continued technological improvement is key to continued guest experience improvements and guest retention, as well as continued reduction in operating costs compared to Traditional Hotels. Over the course of 2021, we launched many new features, including a comprehensive mobile app lobby redesign, full roll-out of in-app early check-in / late check-out, launching an improved messaging tab, transitioning to building-based search and listings, launching mobile key one-touch check-in functionality, and more, and we expect to continue rolling out additional features and technology in the future.

The Business Combination and Public Company Costs
On April 29, 2021, Legacy Sonder entered into the Merger Agreement with GMII, First Merger Sub and Second Merger Sub pursuant to which, among other things, on January 18, 2022, Legacy Sonder merged with First Merger Sub, with Legacy Sonder surviving and, immediately following the consummation of the First Merger and as part of the same overall transaction, Legacy Sonder, as the Surviving Corporation, merged with and into Second Merger Sub, with Second Merger Sub continuing as the Surviving Entity. Legacy Sonder will be deemed the accounting predecessor and GMII is the successor SEC registrant, which means that Legacy Sonder’s financial statements for previous periods will be disclosed in Sonder’s future periodic reports filed with the SEC.
The Business Combination was accounted for as a reverse recapitalization. Under this method of accounting, GMII was treated as the acquired company for financial statement reporting purposes. The most significant change in Sonder’s reported financial position and results is an increase in cash (as compared to Sonder’s consolidated balance sheet at December 31, 2021) of approximately $401.9 million, net of the pay down of $24.7 million outstanding principal of the 2020 Promissory Notes, as well as non-recurring transaction costs of $58.6 million. The $401.9 million includes $159.2 million of delayed draw notes, net of issuance costs.
Upon the closing of the Business Combination, our Common Stock was listed on Nasdaq and now trades under the ticker symbol “SOND.” As a publicly traded company, Legacy Sonder’s management team and business operations comprise the Company’s management and operations. Sonder will need to continue to hire additional personnel and implement procedures and processes to address public company regulatory requirements and customary practices. We expect to incur additional annual expenses as a public company for, among other things, directors’ and officers’ liability insurance, director fees and additional internal and external accounting and legal and administrative resources, including increased audit and legal fees.

Sonder’s Business Model
We offer a selection of hotel and apartment style units in cities around the world that guests can book on a nightly, weekly or monthly basis. We leverage our proprietary technology to select, design and manage our global portfolio of properties. We secure our portfolio of properties by entering into agreements with real estate owners under multi-year contracts that allow us to operate the properties on a nightly basis. A typical contract has an initial term of 5-10 years plus up to two 5-year renewals at our election. The agreements can take the form of a Fixed Lease, Mixed Lease or Revenue Share agreement.
•Fixed Lease agreement: The vast majority of our historical contracts with real estate owners have been Fixed Lease agreements, whereby we agree to a fixed periodic fee per unit. We then generate revenue on a nightly basis through guests booking and staying at the Sonder operated property.
•Mixed Lease agreement: We sometimes employ a hybrid contract structure whereby we agree to pay the real estate owner a minimum fixed periodic fee, plus a certain share of property revenue, typically with a capped periodic amount.
•Revenue Share agreement: We also offer a structure whereby we agree to pay the real estate owner a variable fee based on certain revenue related metrics as specified in the agreement, rather than us paying a fixed periodic fee.
We have increasingly migrated to a capital light model, whereby real estate owners fund the vast majority of our upfront Capital Expenditures. Among our post-COVID-19 lease signings, a substantial majority of all pre-opening costs are funded by real estate owners. In most cases, we compensate the real estate owner in the form of slightly higher rents, effectively amortizing the allowance provided to us over the term of the lease.
We generate revenue on a nightly basis when guests book and stay at Sonder properties, which they can do either directly through Sonder.com or the Sonder app, or through one of several OTA partners with whom we list our properties.
Key Business Metrics and Non-GAAP Financial Measures
We track the following key business metrics and non-generally accepted accounting principles (non-GAAP) financial measures to evaluate our performance, identify trends, formulate financial projections and make strategic decisions. Accordingly, we believe these key business metrics and non-GAAP financial measures provide useful information to investors and others in understanding and evaluating our results of operations in the same manner as our management team.
These key business metrics and non-GAAP financial measures are presented for supplemental informational purposes only, should not be considered a substitute for financial information presented in accordance with GAAP, and may be different from similarly titled metrics or measures presented by other companies.
Key Business Metrics
The following table provides the key metrics for the periods presented (rounded):

	Three Months Ended March 31,		Change
	2022	2021	#	%
Live Units (End of Period)	7,700	5,000	2,700	54%
Bookable Nights	688,590	411,000	277,590	68%
Occupied Nights	503,027	274,000	229,027	84%
Occupancy Rate	73%	66%	7%	NM
RevPAR	$117	$77	$40	52%
Live Units
Live Units represent the total number of units available for guest bookings on Sonder.com, the Sonder app and other channels at a given point in time. Live Units generate Bookable Nights which can ultimately generate revenue. Live Units are a key driver of revenue, and a key measure of the scale of our business, which in turn drives our financial performance.

Live Units are driven by the number of units contracted in prior periods, and the Lead Time and Opening Period associated with making those units available to guests. The time from contract signing to building opening varies widely, ranging from relatively short periods for hotels that already meet our brand standards, to many months or even years for projects under renovation or construction. The number of Live Units at the end of a period is also affected by the number of units that were removed from our portfolio during that same period, which we refer to as dropped units. Typically, we do not drop many Live Units, other than certain units at the end of their contracts, during atypical times such as during the COVID-19 pandemic, or due to unforeseen regulatory changes within an existing market.
As of March 31, 2022, we had approximately 7,700 Live Units, compared to approximately 5,000 Live Units as of March 31, 2021. The 54% Live Unit growth for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021 was driven by our continued focus on portfolio growth.
Bookable Nights / Occupied Nights
Bookable Nights represents the total number of nights available for stays across all Live Units. This excludes nights lost to full building closures greater than 30 nights. For example, one unit unavailable to guests for five nights due to regular maintenance would still be included as part of Bookable Nights. Occupied Nights represents the total number of nights occupied across all Live Units. Occupancy Rate is calculated as Occupied Nights divided by Bookable Nights. Bookable Nights, Occupied Nights, and Occupancy Rate are key drivers of revenue, and key measures of the scale of our business, which in turn drives financial performance.
For the three months ended March 31, 2022, we had 688,590 Bookable Nights, compared to 411,000 Bookable Nights during the three months ended March 31, 2021. This represents a 68% increase in Bookable Nights for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021. These increases were driven by our continued focus on portfolio growth.
For the three months ended March 31, 2022, we had 503,027 Occupied Nights, compared to 274,000 Occupied Nights during the three months ended March 31, 2021. This represents an 84% increase in Occupied Nights for the three months ended March 31, 2022 compared to the three months ended March 31, 2021, driven by our continued focus on portfolio growth and new strategy shift targeting higher occupancy. In the first quarter of 2022, we began experimenting with a new pricing strategy targeting higher occupancy in order to take advantage of demand elasticity. We are marketing bookings further in advance, continuously improving our pricing strategy and developing additional sales and marketing capabilities to bolster demand.
Revenue Per Available Room and Average Daily Rate
Revenue per Available Room (“RevPAR”) represents the average revenue earned per available night, and can be calculated either by dividing revenue by Bookable Nights, or by multiplying Average Daily Rate (“ADR”) by Occupancy Rate (“OR”). ADR represents the average revenue earned per night occupied, and is calculated as Revenue divided by Occupied Nights. RevPAR and ADR are key drivers of revenue, and key measures of our ability to attract and retain guests, which in turn drives financial performance.
RevPAR is driven by ADR and OR. Several factors may explain period-to-period RevPAR variances, including:
•Units in ramp represent units that became live in recent months and have not yet reached mature economics. Typically, new units take several months to achieve mature ADR and OR as buildings stabilize and drive organic bookings, so if a period has a significant increase in Live Units, this may reduce the portfolio’s RevPAR.
•Market Mix represents the composition of our portfolio based on geographic presence. Certain markets such as New York or London typically earn higher RevPARs, while certain other markets such as Houston or Phoenix typically earn lower RevPARs. Therefore, if the market mix shifts toward lower RevPAR markets, it may adversely impact the portfolio’s RevPAR.
•Product Mix represents the composition of our portfolio between apartment and hotel style units. In general, apartments are typically higher RevPAR bookings because they typically offer more amenities (e.g., kitchen, in-unit washer/dryer) and have higher square footage compared to hotel units.
•Seasonality represents typical period-to-period variances in a particular property’s RevPARs depending upon seasonal factors (e.g., weather patterns, local attractions and events, holidays) as well as property location and type. Based on results prior to the COVID-19 pandemic, we generally expect our RevPARs to be lower on a constant portfolio basis in the first quarter and fourth quarters of each year due to seasonal factors such as weather and holidays and the current market mix and product mix of our portfolio. The effect of seasonality will vary as our market mix and product mix continues to evolve.
For the three months ended March 31, 2022, we achieved a RevPAR of $117 compared to a RevPAR of $77 for the three months ended March 31, 2021, representing a 52% increase in RevPAR primarily driven by a 39% ADR increase from $115 to $160 driven by our continued focus on portfolio growth, offset by decreases in RevPAR and ADR as a result of travel restrictions and traveler hesitancy due to the emergence of the Omicron variant.
Non-GAAP Financial Measures
To supplement the condensed consolidated financial statements, which are prepared and presented in accordance with GAAP, we use the following non-GAAP financial measures: Property Level Profit (Loss), Property Level Profit (Loss) Margin, and Adjusted EBITDA (collectively the “non-GAAP financial measures”).
The following table presents the calculation of Property Level Profit (Loss) for the periods shown (in thousands):

		Three Months Ended March 31,
		2022	2021
Loss from operations		$(95,764)	$(71,049)
Add:	Operations and support	48,267	25,423
	General and administrative	36,981	32,149
	Research and development	7,625	3,319
	Sales and marketing	9,461	2,511
Less:	Property Level Costs
	Channel fees included in sales and marketing	(6,814)	(1,592)
	Customer service, laundry/consumables, maintenance and utilities and insurance included in operations and support	(22,104)	(9,921)
Property Level Loss		$(22,348)	$(19,160)
Property Level Loss Margin		-27.8%	-60.7%
GAAP rent to Landlord Payments adjustment		$12,468	$3,811
GAAP rent to Landlord Payments adjustment margin		15.5%	12.1%
Property Level Profit (Loss)
Property Level Profit (Loss) (“PLL” or “PLP”) represents loss from operations after adding back corporate-level expenses less Property Level Costs (“PLC”). PLC is defined as personnel-related expenses accumulated and directly associated with each of our properties, including channel fees (included in sales and marketing), customer service (included in operations and support), laundry/consumables (included in operations and support), maintenance (included in operations and support), and utilities and insurance (included in operations and support). This presentation provides the profitability at the property level in the aggregate before taking into account corporate expenses and is the most direct comparison to other hospitality companies that provide property level metrics.
Refer to the Operations and Support, Research and Development, General and Administrative, and Sales and Marketing discussion in the section titled “Components of Results of Operations” below for explanations of the changes in these figures.
PLP or PLL is a key measure of our PLC efficiency as well as financial performance and ability to operate units with compelling unit economics. PLL or PLP variances may be explained by the factors described above, as well as the following additional factors:
•Transaction Structures represent the varying types of lease agreements we enter into with real estate owners, including (i) Fixed Lease, (ii) Mixed Lease and (iii) Revenue Share agreements.
◦The vast majority of our historical contracts with real estate owners have been Fixed Lease agreements, whereby we agree to a fixed periodic fee per unit during the term of the lease.
◦We sometimes employ a hybrid Mixed Lease deal structure whereby we agree to pay the real estate owner a minimum fixed periodic fee, plus a certain share of property revenue, typically with a capped periodic amount.

◦We also offer Revenue Share agreements, whereby we agree to pay the real estate owner a variable fee based on certain revenue related metrics as specified in the agreement, rather than us paying a fixed periodic rent to the property owner.
◦A transition to more liability light (Mixed Lease and Revenue Share) transaction structures would be expected to increase our Property Level Profit (Loss) during the unit ramp process and partially offset the impact of seasonality, as real estate owner payments would be more closely tied to revenue generated.
•Product Mix represents the composition of our Total Portfolio between apartment and hotel units. In general, apartments require higher GAAP rent because they typically have larger square footage compared to hotel units. The impact of higher GAAP rent combined with higher RevPARs for apartments typically leads to relatively similar Property Level Profit (Loss) for apartments and hotels.
•Market Mix represents the composition of our portfolio based on geographic presence. Certain markets such as New York or London typically require higher GAAP rent on a per unit basis, while certain markets such as Houston or Phoenix typically require lower GAAP rent on a per unit basis. Therefore, if the market mix shifts toward lower GAAP rent markets, it may compress aggregate portfolio GAAP rent. Typically, markets with higher RevPARs have higher GAAP rent, which often leads to relatively similar Property Level Profit (Loss) for high and low RevPAR markets.
•Length of Stay represents the average number of nights for each unique stay, and is calculated as Occupied Nights divided by Checkouts. Longer stays drive lower turnover costs (i.e., cleaning, laundry and consumables) and therefore results in higher PLP because these costs are incurred by us less frequently for longer stays. Our extended stay initiative following the onset of the COVID-19 pandemic drove average Length of Stay (“LOS”) up significantly to a peak of 14 nights in April 2020. For the three months ended March 31, 2022, LOS remained at five nights. We expect our LOS to remain at historical averages of approximately five nights following full COVID-19 recovery, with a modest portion of long-term revenue still driven by extended stay bookings.
•Channel Fees represent the percentage of revenue booked on an OTA that we pay out as marketing fees to compensate the respective channel for its listing services. We record these charges as an operating expense in sales and marketing on the GAAP consolidated statement of operations. These fees are captured in PLC and reduce PLP. In general, direct bookings drive a higher PLP given they do not incur channel fees.
•Technological and Operational Improvements represent opportunities to decrease PLC on an Occupied Night basis as we grow and attempt to increase our operational efficiency. As we grow in each of our markets, we expect to increase PLC efficiency through scale and greater building concentration (e.g., shorter transit times between service requests, bulk and scaled buys, vendor standardization, transition from reactive to preventative maintenance) as well as technological improvements to drive further efficiency and project management (e.g., warehouse and inventory management, listing distribution, tech-enabled customer service dispatch, automated replies to basic inquiries and self-service for requests).
Property Level Profit (Loss) and Property Level Profit (Loss) Margin may differ from similarly titled measures used by other companies due to different methods of calculation. Presentation of Property Level Profit (Loss) and Property Level Profit (Loss) Margin is not intended to be considered in isolation or as a substitute for, or superior to, the financial information prepared and presented in accordance with GAAP. Property Level Profit (Loss) excludes certain costs, such as corporate costs, which are considered normal, recurring cash operating expenses and are essential to support the operation and development of our properties. Therefore, this measure may not provide a complete understanding of our operating results as a whole. Property Level Profit (Loss) and Property Level Profit (Loss) Margin should be reviewed in conjunction with our GAAP financial results.
For the three months ended March 31, 2022, we had a loss from operations of $95.8 million, compared to $71.0 million for three months ended March 31, 2021, primarily driven by a $73.6 million increase in total costs and expenses as a result of an increase in headcount and Live Units in the three months ended March 31, 2022 compared to the three months ended March 31, 2021, partially offset by an increase in revenue of 155.0% year-over-year.
For the three months ended March 31, 2022, we had a PLL of approximately $22.3 million with a PLL Margin of 27.8%, compared to a PLL of approximately $19.2 million, with a PLL Margin of 60.7% for the three months ended March 31, 2021. This represents a 16.6% increase in PLL for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021, driven by a $27.7 million increase in rental payments to real estate owners and a $17.4 million increase in PLC, both as a result of an increase in Live Units in the three months ended March 31, 2022 compared to the three months ended March 31, 2021, partially offset by an increase in revenue of 155.0% year-over-year.
The following table provides a reconciliation of net income (loss) to Adjusted EBITDA (in thousands):

	Three Months Ended March 31,
	2022	2021
Net income (loss)	$22,392	$(78,541)
Interest expense, net	8,202	3,827
Provision for income taxes	31	23
Depreciation and amortization	5,630	4,119
EBITDA	$36,255	$(70,572)
Stock-based compensation	6,680	14,153
Change in fair value of SPAC Warrants	(26,324)	—
Change in fair value of Earn Out liability	(73,177)	—
Change in fair value of share-settled redemption feature and gain on conversion of Convertible Notes	(29,512)	—
Other expense, net	2,624	3,642
Adjusted EBITDA	$(83,454)	$(52,777)
GAAP rent to Landlord Payments adjustment	$12,468	$3,811
FF&E allowance realized(1)	$4,448	$531
__________
(1)Represents cash payments from real estate owners received for capital expenditure financing
Adjusted EBITDA
Adjusted EBITDA is defined as net income (loss) excluding the impact of interest expense, net, provision for income taxes, depreciation and amortization, stock-based compensation, other expense (income) net, and changes in fair values of SPAC Warrants and Earn Out liability. Adjusted EBITDA is a key measure of our financial performance and measures our efficiency in managing our other operating expenses. We utilize Adjusted EBITDA because certain items, such as depreciation and amortization, are non-cash in nature or the amount and timing of these items are unpredictable, are not driven by core results of operations and render comparisons with prior periods and competitors less meaningful.
Adjusted EBITDA is driven by RevPAR and PLP / PLL. Adjusted EBITDA variances may be explained by the RevPAR and PLP / PLL factors described above, as well as the following additional factor:
•Technological and Operational Improvements will also drive decreased other operational expenses through portfolio scale and concentration (e.g., real estate business development agents covering multiple markets, cost efficiencies related to taking over full buildings), technological improvements in city / headquarter general and administrative costs, and research and development (e.g. underwriting, pricing, and supply chain automation) functions.
EBITDA and Adjusted EBITDA may differ from similarly titled measures used by other companies due to different methods of calculation. Presentation of EBITDA and Adjusted EBITDA is not intended to be considered in isolation or as a substitute for, or superior to, the financial information prepared and presented in accordance with GAAP. EBITDA and Adjusted EBITDA exclude certain normal recurring expenses. Therefore, these measures may not provide a complete understanding of our performance and should be reviewed in conjunction with our GAAP financial measures.
For the three months ended March 31, 2022, we had a net income of $22.4 million, compared to a net loss of $78.5 million for the three months ended March 31, 2021, primarily due to a decrease in other expense related to fair value adjustments for the Earn Out of $73.2 million and the SPAC Warrants of $26.4 million, and an decrease in other expense related to fair value adjustments for the share-settled redemption feature and gain on conversion of the Convertible Notes of $30.0 million.
For the three months ended March 31, 2022, our Adjusted EBITDA was a loss of approximately $83.5 million, compared to an Adjusted EBITDA loss of approximately $52.8 million for the three months ended March 31, 2021.

For the three months ended March 31, 2022, this represents a 58.1% increase in loss to Adjusted EBITDA which was primarily driven by an increase in general operating expenses in the period.
GAAP rent to Landlord Payments adjustment
Landlord Payments are cash payments to real estate owners recognizing abatement at the time it is utilized (often at the commencement of a real estate contract), expressed in U.S. dollars. This recognizes the economic substance of the payment to real estate owners as reflected in the real estate contract (e.g., if a building’s Takeover Date was January 1, 2019 and it had three months of abatement at the beginning of the real estate contract, the Landlord Payments for the building in the first quarter of 2019 would be $0).
The GAAP rent to Landlord Payments adjustment translates GAAP rent to Landlord Payments, expressed in U.S. dollars. GAAP rent straight lines abatement, the benefit of furniture, fixtures and equipment allowance (FF&E allowance), and future escalation payments over the duration of the real estate contract. In contrast, Landlord Payments recognizes abatement from real estate owners at the time abatement is utilized (often at the commencement of a real estate contract), and future escalation payments at the time they actually occur, in an effort to most accurately reflect the timing of cash outflows for rent.
Abatement terms are negotiated for the vast majority of our real estate contracts and represent free months of payments to real estate owners. As we attempt to rapidly increase our unit portfolio, abatement is expected to play a large role in driving down Landlord Payments during periods with a significant number of new Live Units.
COVID-19’s Business Impact on Sonder
The ongoing impact of the COVID-19 pandemic on the global economy as well as whether and to what extent additional variants or resurgences of the virus occur and the extent to which it will continue to adversely impact us remains uncertain. Our financial results for all of 2020, 2021 and the three months ended March 31, 2022 were materially adversely affected by the COVID-19 pandemic, and COVID-19 may continue to materially adversely impact business operations, results of operations and liquidity in the near term and possibly longer. While monthly RevPAR and Occupancy Rates have been improving since May 2020, the extent of the recovery is uncertain and will be largely dependent on the effectiveness of COVID-19 prevention and treatment, infection rates, and governmental responses in the cities and countries in which we operate.
The extent and duration of the impact of the COVID-19 pandemic over the longer term remain uncertain and dependent on future developments that cannot be accurately predicted at this time, such as the introduction and spread of new variants of the virus (including, for example, the Delta and Omicron variants), that may be more contagious or resistant to currently approved vaccines.

Components of Results of Operations
Revenue
Our revenue consists of amounts received from guests for our accommodations, net of discounts and refunds provided to guests. Our revenue is generated from stays booked through Sonder.com or the Sonder app, which we refer to as direct revenue, or from stays booked through third party online travel agencies, which we refer to as indirect revenue. Discounts include member discounts, Length of Stay discounts, and hospitality discounts.
There is a difference in timing between when a booking is made and when we recognize revenue, which begins upon check-in and is recognized over the length of the stay. We record the amounts that we collect from guests prior to check-in on our balance sheet as deferred revenue. If a guest cancels a reservation within the cancellation period, a refund is provided to the guest. If the cancellation occurs outside the period, we will recognize such cancellation as revenue in the period in which the cancellation occurs.
Cost of Revenue
Cost of revenue consists of those costs that are contractually fixed or variable, including, rental payments payable to real estate owners to acquire usage of the unit, cleaning costs, and payment processing charges. We expect our cost of revenue will continue to increase on an absolute dollar basis for the foreseeable future to the extent that we continue to see growth in bookings and expand our portfolio of properties. Cost of revenue may vary as a percentage of revenue from period-to-period based on the timing and seasonality of bookings.
Operations and Support
Operations and support costs are related to guest-facing functions and variable expenses associated with guest units that are not payments to acquire usage of the room, such as customer service agents and hospitality agents, depreciation of property and equipment, and costs to operate rental spaces including utilities, opening new spaces, lease termination fees, and purchases of low value items for units such as small kitchen appliances. We expect operations and support expense to increase on an absolute dollar basis for the foreseeable future to the extent that we continue to expand our portfolio of properties.
General and Administrative
General and administrative costs primarily consist of personnel-related expenses for back-office administrative functions, such as legal, finance and accounting, public policy, and human resources. It also includes certain professional services fees, corporate offices, technology expenses, bad debt expense, general corporate and director and officer insurance, and other corporate-level expenses we incur to manage and support our operations. We expect to incur additional general and administrative costs as a result of operating as a public company, including expenses to comply with the rules and regulations of the SEC and Nasdaq, as well as higher expenses for corporate insurance, director and officer insurance, investor relations, and professional services. Overall, we expect our general and administrative costs will vary from period to period as a percentage of revenue for the foreseeable future.
Research and Development
Research and development expenses primarily consist of personnel-related expenses and an allocation of our facility expenses incurred in connection with the development of our existing and new services. We continue to focus our research and development efforts on adding new features and services, and increasing the functionality and enhancing the ease of use of existing services. We capitalize the portion of our software development costs that meets the criteria for capitalization. We expect that our research and development expenses will increase on an absolute dollar basis and will vary from period to period as a percentage of revenue for the foreseeable future as we continue to invest in research and development activities relating to ongoing improvements to and maintenance of our technology and other services, including the hiring of personnel to support these efforts.
Sales and Marketing
Sales and marketing expenses primarily consist of advertising costs, personnel-related expenses for our sales, marketing, branding, as well as service charges for bookings made through OTAs. We expect our sales and marketing expense will vary from period to period as a percentage of revenue for the foreseeable future.

Interest Expense, Net and Other Expense, Net
Interest expense, net and other expense, net consists primarily of the change in fair value of the Earn Out, SPAC Warrants, or other instruments carried at fair value, realized and unrealized gains and losses on foreign currency transactions and balances, and interest expense related to the term loans and convertible debt
Provision for Income Taxes
Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the statement of operations and comprehensive loss as of the enactment date. A valuation allowance is recorded for deferred tax assets if it is more likely than not that some portion or all of the deferred tax assets will not be realized. As of March 31, 2022 and 2021, we have recorded a full valuation allowance against our deferred tax assets due to our history of losses.
We are subject to income taxes in the United States and foreign jurisdictions in which we do business. Foreign jurisdictions have different statutory tax rates than those in the United States. Additionally, certain of our foreign earnings may also be taxable in the United States. Accordingly, our effective tax rate is subject to significant variation due to several factors, including variability in our pre-tax and taxable income and loss and the mix of jurisdictions to which they relate, intercompany transactions, changes in how we do business, changes in our deferred tax assets and liabilities and their valuation, foreign currency gains and losses, changes in statutes, regulations, case law, and other laws and accounting rules in various jurisdictions, and relative changes of expenses or losses for which tax benefits are not recognized. Additionally, our effective tax rate can vary based on the amount of pre-tax income or loss.
We recognize the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured as the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs.
We recognize interest and penalties if any, related to income tax matters as a component of income tax expense.
Results of Operations
Three Months Ended March 31, 2022 and 2021
The following table sets forth our results of operations for the periods presented and as a percentage of revenue (in thousands, except percentages):

	Three Months Ended March 31,
	2022		2021
Revenue	$80,466	100.0%	$31,558	100.0%
Cost of revenue (excluding depreciation and amortization)	73,896	91.8	39,205	124.2
Operations and support	48,267	60.0	25,423	80.6
General and administrative	36,981	46.0	32,149	101.9
Research and development	7,625	9.5	3,319	10.5
Sales and marketing	9,461	11.8	2,511	8.0
Total costs and expenses	$176,230	219.0%	$102,607	325.1%
Loss from operations	$(95,764)	(119.0)%	$(71,049)	(225.1)%
Interest expense, net and other expense (income), net	(118,187)	(146.9)	7,469	23.7
Income (loss) before income taxes	22,423	27.9	(78,518)	(248.8)
Provision for income taxes	31	—	23	0.1
Net income (loss)	$22,392	27.8%	$(78,541)	(248.9)%
Other comprehensive income (loss):
Change in foreign currency translation adjustment	$1,999	2.5%	$1,145	3.6%
Comprehensive income (loss)	$24,391	30.3%	$(77,396)	(245.3)%

Revenue
The following table sets forth our revenue for the periods shown (in thousands, except percentages):

	Three Months Ended March 31,		Change
	2022	2021	$	%
Revenue	$80,466	$31,558	$48,908	155.0%
Revenue increased $48.9 million, or 155.0%, compared to the three months ended March 31, 2021, primarily due to a 52% increase in RevPAR driven by continued travel market recovery and 54% Live Unit growth contributing to increased Bookable Nights (68% growth).
Costs and Expenses
The following table sets forth our total costs and expenses for the periods shown (in thousands, except percentages):

	Three Months Ended March 31,		Change
	2022	2021	$	%
Cost of revenue (excluding depreciation and amortization)	$73,896	$39,205	$34,691	88.5%
Operations and support	48,267	25,423	22,844	89.9
General and administrative	36,981	32,149	4,832	15.0
Research and development	7,625	3,319	4,306	129.7
Sales and marketing	9,461	2,511	6,950	276.8
Total costs and expenses	$176,230	$102,607	$73,623	71.8%
Cost of Revenue (excluding depreciation and amortization)
Cost of revenue increased $34.7 million, or 88.5%, for the three months ended March 31, 2022, compared to the three months ended March 31, 2021, primarily due to a $27.7 million increase in rental payments to real estate owners as a result of an increase in Live Units in the three months ended March 31, 2022 compared to the three months ended March 31, 2021, a $4.2 million increase in cleaning expenses as a result of an increase in the number of checkouts as well as an increase in requests for cleaning services from our guests, and an increase of $2.3 million in payment processing fees due to an increase in bookings driven by our continued focus on portfolio growth in line with COVID-19 recovery.
Operations and Support
Operations and support expense increased $22.8 million, or 89.9%, for the three months ended March 31, 2022 compared to the three months ended March 31, 2021. This increase was primarily due to a $8.4 million increase in employee compensation expense inclusive of stock compensation expense due to increase in headcount, a $7.8 million increase in unit-related expenses, a $3.0 million increase in onboarding costs as a result of an increase in Live Units, and a $1.6 million increase in legal and professional fees due to additional costs incurred in connection with our becoming a public company.
General and Administrative
General and administrative expense increased $4.8 million, or 15.0%, for the three months ended March 31, 2022 compared to the three months ended March 31, 2021, primarily due to a $4.2 million increase in tax expense related to property and transaction (sales and VAT) taxes, a $3.3 million increase in legal and professional fees, and a $1.2 million increase in insurance expense, both of which were due to additional costs incurred in connection with our becoming a public company. These increases were partially offset by a $4.3 million decrease in employee compensation expense inclusive of stock compensation expense, which was comprised of $14.1 million due to Legacy Sonder meeting certain vesting conditions for the CEO’s performance-based stock options in the three months ended March 31, 2021, offset by a $9.8 million increase in compensation costs driven by an increase in headcount.
Research and Development
Research and development expense increased $4.3 million, or 129.7%, for the three months ended March 31, 2022 compared to the three months ended March 31, 2021, primarily due to a $3.0 million increase in employee compensation expense inclusive of stock compensation expense driven by an increase in headcount, a $0.8 increase in professional fees related to the growth of the business, and an $0.4 million increase related to the depreciation of certain assets.
Sales and Marketing
Sales and marketing expense increased $7.0 million, or 276.8%, for the three months ended March 31, 2022 compared to the three months ended March 31, 2021, primarily due to a $5.2 million increase in channel transaction fees resulting from an uptick in bookings through our various OTAs and a $1.2 million increase in compensation expense driven by an increase in headcount.
Interest Expense, Net and Other Expense (Income), Net
The following table sets forth our total interest expense, net and other expense (income), net for the periods shown (in thousands, except percentages):

	Three Months Ended March 31,		Change
	2022	2021	$	%
Interest expense, net	$8,202	$3,827	$4,375	114.3%
Change in fair value of SPAC Warrants	(26,324)	—	(26,324)	NM
Change in fair value of Earn Out liability	(73,177)	—	(73,177)	NM
Change in fair value of share-settled redemption feature and gain on conversion of Convertible Notes	(29,512)	—	(29,512)	NM
Other expense, net	2,624	3,642	(1,018)	(28.0)
Total interest expense, net and other expense (income), net	$(118,187)	$7,469	$(125,656)	(1682.4)%
Interest expense, net increased $4.4 million, or 114.3%, for the three months ended March 31, 2022 compared to the three months ended March 31, 2021 due to the issuance of the Delayed Draw Notes in January 2022 and interest expense recognized in connection with the extinguishment of the term loan in January 2022.
The change in the fair value of the SPAC Warrants and Earn Out increased$26.3 million and $73.2 million, respectively, as a result of fair value adjustments due to the decrease in our stock price from the closing of the Business Combination to March 31, 2022. The change in fair value of the share-settled redemption feature increased $29.5 million primarily as a result of fair value adjustments due to the decrease in our stock price from the closing of the Business Combination to March 31, 2022 and an increase in other income as a result of the conversion of the Convertible Notes.
Other expense, net decreased $1.0 million, or 28.0% for the three months ended March 31, 2022 compared to the three months ended March 31, 2021, primarily due to a decrease in the fair value adjustments for preferred stock warrant liabilities that were converted to equity as a result of the closing of the Business Combination.
Provision for Income Taxes
The provision for income taxes for the three months ended March 31, 2022 was $31 thousand, and the effective tax rate for this period was 0%. Provision for income taxes for the three months ended March 31, 2021 was $23 thousand, and the effective tax rate for this period was 0.1%. The difference between our effective tax rate and the U.S. statutory rate of 21% was primarily due to a full valuation allowance related to our net deferred tax assets.
Liquidity and Capital Resources
As of March 31, 2022, our principal source of liquidity was cash of $406.3 million, which was held for working capital purposes. Going forward, we expect that cash from operations will provide a principal source of liquidity. We generate revenue from digital transactions directly with guests which are settled immediately through a payment processor, as well as generating revenue indirectly through OTAs, which is settled based on contractual terms. In March 2021, we closed a securities offering consisting of convertible notes and received an aggregate principal amount of $165.0 million. Upon the closing of the Business Combination on January 18, 2022, the Convertible Notes were converted into Sonder common stock. In addition, upon the closing of the Business Combination, the most significant change in our reported financial position and results was an increase in cash (as compared to the consolidated balance sheet at December 31, 2021) of approximately $401.9 million, net of the pay down of $24.7 million outstanding principal of the 2020 Promissory Notes, as well as non-recurring transaction costs of approximately $58.6 million. Cash consists of checking and interest-bearing accounts.

As of March 31, 2022, since inception, we have incurred cumulative losses of $792.4 million from our operations, and we expect to continue to incur additional losses in the future. Our operations to date have been financed primarily by private equity investments in our common and redeemable convertible preferred stock, the Convertible Notes, and the Delayed Draw Term Loan.
We believe that our existing sources of liquidity will be sufficient to fund our operations and debt obligations for at least the next 12 months. Our future capital requirements will depend on many factors, including our rate of revenue growth, our investment in research and development activities, the rate at which we expand our property portfolio and any future business acquisitions. To the extent that existing cash from operations is insufficient to fund our future activities, we may need to raise additional funds through public or private equity or debt financing, including convertible debt or short-term bridge financing, or otherwise we may be unable to adequately fund our business plans and it could have a negative effect on our business, operating cash flows, and financial condition.
Most of our cash is held in the United States. As of March 31, 2022, our foreign subsidiaries held $9.4 million of cash in foreign jurisdictions. We currently do not intend or foresee a need to repatriate these foreign funds. As a result of the Tax Cuts and Jobs Act, however, we anticipate the U.S. federal tax impact to be minimal if these foreign funds are repatriated and would not repatriate funds where there was a material tax cost. In addition, based on our current and future needs, we believe our current funding and capital resources for our international operations are adequate.
Credit Facilities
Refer to Note 5. Debt of the Notes to Condensed Consolidated Financial Statements for discussion of our credit facilities.
Delayed Draw Notes
Upon the closing of the Business Combination, we drew down on the Note and Warrant Purchase Agreement with certain PIPE Investors for the sale of an aggregate of $165 million in principal amount of Delayed Draw Notes, and the note purchasers were issued warrants to purchase 2,475,000 shares of common stock.
Cash Flows
The following table sets forth our cash flows for the periods indicated (in thousands):

	Three Months Ended March 31,
	2022	2021
Net cash used in operating activities	$(50,693)	$(40,308)
Net cash used in investing activities	(11,616)	(2,676)
Net cash provided by financing activities	399,726	162,386
Effects of foreign exchange on cash	(327)	(280)
Net change in cash and restricted cash	$337,090	$119,122
Cash Used in Operating Activities
Net cash used in operating activities for the three months ended March 31, 2022 was $50.7 million. Our net income for the three months ended March 31, 2022 was $22.4 million, adjusted for non-cash charges, primarily consisting of $37.6 million in amortization of right of use assets, $8.8 million from the amortization of debt issuance costs, $6.7 million of share-based compensation expense, $2.8 million in working capital adjustments, $5.6 million of depreciation and amortization, and $2.4 million of unrealized loss on foreign currency transactions, offset by $73.2 million of change in fair value of the Earn Out, $26.3 million in change in fair value of the SPAC Warrants, $29.5 million of change in fair value of the share-settled redemption feature derivative related to our convertible notes issued in March 2021 and converted in January 2022, and $3.0 million related to the amortization of debt discount.
Net cash used in operating activities for the three months ended March 31, 2021 was $40.3 million. Our net loss for the three months ended March 31, 2021 was $78.5 million, adjusted for non-cash charges, primarily consisting of $4.1 million of depreciation and amortization, $14.2 million of share-based compensation expense, $0.6 million of loss on derivative instruments related to our convertible notes issued in March 2021,$1.5 million of loss on warrants, $2.0 million related to the amortization of debt discount, $3.1 million due to the straight lining of rent over the period, $1.6 million of unrealized loss on foreign currency transactions, and $10.8 million in working capital adjustments.

Cash Used in Investing Activities
Net cash used in investing activities for the three months ended March 31, 2022 was $11.6 million, which was primarily related to the purchases of furniture and fixtures for our units made available to guests, in addition to costs related to internally developed software, and for corporate purchases for our general operating activities.
Net cash used in investing activities for the three months ended March 31, 2021 was $2.7 million, which was primarily related to the purchases of furniture and fixtures for our units made available to guests as well as for corporate purchases for our general operating activities.
Cash Provided by Financing Activities
Net cash provided by financing activities for three months ended March 31, 2022 was $399.7 million, primarily related to $325.9 million in proceeds from the Business Combination and PIPE financing and $159.2 million from debt financing through the issuance of the Delayed Draw Notes, net of issuance costs, offset by issuance costs related to the Business Combination of $58.6 million, $24.7 million in repayment of debt, and a gain on extinguishment of debt of $3.1 million.
Net cash provided by financing activities for three months ended March 31, 2021 was $162.4 million, primarily related to $162.6 million from debt financing through the issuance of convertible notes, net of issuance costs.
Effect of Exchange Rates
Our changes in cash can be impacted by the effect of fluctuating exchange rates. In both the three months ended March 31, 2022 and 2021, we recorded a $0.3 million decrease in cash, respectively, primarily due to the strengthening of the U.S. dollar.
Off-Balance Sheet Arrangements
As of March 31, 2022, we had the following off-balance sheet arrangements:
Letters of Credit
As of March 31, 2022, we had $30.1 million of irrevocable standby letters of credit outstanding, of which $27.6 million were under our revolving credit facilities. Letters of credit are primarily used as a form of security deposits for the buildings and partial buildings we lease.
Surety Bonds
A portion of our leases is supported by surety bonds provided by affiliates of certain insurance companies. As of March 31, 2022, we had assembled commitments from seven surety providers in the amount of $65.8 million, of which $32.9 million was outstanding and was an off-balance sheet arrangement. The availability, terms and conditions, and pricing of bonding capacity are dependent on, among other things, continued financial strength and stability of the insurance company affiliates providing the bonding capacity, general availability of such capacity and our corporate credit rating.
Indemnification Agreements
In the ordinary course of business, we include limited indemnification provisions under certain agreements with parties with whom we have commercial relations of varying scope and terms. Under these contracts, we may indemnify, hold harmless and agree to reimburse the indemnified party for losses suffered or incurred by the indemnified party in connection with breach of the agreements, or intellectual property infringement claims made by a third party, including claims by a third party with respect to our domain names, trademarks, logos and other branding elements to the extent that such marks are applicable to our performance under the subject agreement. It is not possible to determine the maximum potential loss under these indemnification provisions due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular provision. To date, no significant costs have been incurred, either individually or collectively, in connection with our indemnification provisions.
In addition, we have entered into indemnification agreements with our directors, executive officers and certain other employees that require us, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors, executive officers, or employees.

Contractual Obligations and Commitments
The following table summarizes our contractual obligations and commitments as of March 31, 2022 (in thousands):

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years
Delayed Draw Notes	$200,500	$—	$—	$200,500	$—
Operating Lease Obligations(1)	1,747,325	185,445	761,868	351,703	448,309
Total	$1,947,825	$185,445	$761,868	$552,203	$448,309
___________
(1)Operating lease obligations primarily represent the initial contracted term for leases that have commenced as of March 31, 2022 for our revenue generating buildings and partial buildings, not including any future optional renewal periods. In addition, as of March 31, 2022, we have entered into leases that have not yet commenced with future lease payments totaling $1.75 billion, excluding purchase options, that are not yet recorded on our condensed consolidated balance sheets and are not reflected in the above contractual obligations and commitments table. These leases will commence between 2022 and 2026 with non-cancelable lease terms of one to 16 years.
On March 12, 2021, pursuant to a note purchase agreement, we issued the Convertible Notes to certain investors for an aggregate principal amount of $165.0 million. By their terms, the Convertible Notes would have matured on March 12, 2022, unless converted in accordance with the conversion terms prior to such date. The outstanding principal and accrued and unpaid interest of the Convertible Notes were automatically converted into Sonder common stock upon the closing of the Business Combination on January 18, 2022.
On December 10, 2021, we entered into a Note and Warrant Purchase Agreement with certain investors (the “Purchasers”) for the sale of delayed draw notes (the “Delayed Draw Notes”) to be available to us following the completion of the Business Combination. The agreement also provided that the Purchasers will be issued warrants to purchase shares of Common Stock in connection with the transaction. In January 2022, we drew down on $165 million in Delayed Draw Notes and issued warrants to purchase 2,475,000 shares of Common Stock to the Purchasers. The above table includes $165 million in initial principal and $35.5 million in payment-in-kind (PIK) interest.

Critical Accounting Policies and Estimates
Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts and related disclosures. We consider an accounting policy and estimates to be critical if: (1) we must make assumptions that were uncertain when the estimate was made; and (2) changes in the estimate, or selection of a different estimate methodology could have a material effect on our consolidated results of operations or financial condition.
While we believe that our estimates, assumptions, and judgments are reasonable, they are based on information available when the estimate or assumption was made. Actual results may differ significantly. Additionally, changes in assumptions, estimates or assessments due to unforeseen events or otherwise could have a material impact on our financial position or results of operations.
The critical accounting estimates, assumptions, and judgments we believe to have the most significant impact on the audited annual consolidated financial statements are described below. See Note 2 to the audited consolidated financial statements included elsewhere in this report for additional information related to critical accounting estimates and significant accounting policies.
Revenue Recognition
We generate revenues primarily by providing short-term or month-to-month accommodations to our guests. Revenues are recognized on a straight-line basis over the guest stay commencing upon guest check-in and ending at guest check-out, net of discounts and refunds. For short-term accommodations, our guests agree to our Terms of Service (ToS) and make payments for their accommodations at the time of reservation. For month-to-month accommodations, our guests agree to our ToS and make payments for their accommodations in accordance with the lease contracts. Guests generally have the right to cancel prior to check-in, and are entitled to refunds in accordance with the agreed ToS. Payments received from guests prior to check-in are recognized as deferred revenue on the consolidated balance sheet. We are required to collect certain taxes and fees from guests on behalf of governmental agencies and remit these to the applicable governmental agencies on a periodic basis. We recognize revenues net of taxes and fees collected.
For revenue generated from management contracts with third-party property owners, we generally receive base fees, which are fixed fees, and incentives fees, which are a percentage of the revenues or profits of accommodations. We recognize base fees on a monthly basis over the term of the agreement as those amounts become payable and incentive fees on a monthly basis over the term of the agreement based on each property’s financial results.
Leases
Our cost of revenue primarily consists of rental expenses from buildings or portions of buildings that serve as accommodations for our guests. We also lease other properties such as warehouses to store furniture and corporate offices. Our rent payment schedules vary by lease term per executed lease agreements and can be monthly, quarterly or bi-annually. A large majority of our leases contain provisions for rent abatement periods, rent escalation, and tenant improvement allowances. Certain leases require the payment of real estate taxes, insurance, and certain common area maintenance costs in addition to minimum rent payments. These amounts are expensed as incurred and are included within operations and support on our condensed consolidated statement of operations for the properties for our guests and within general and administrative on our consolidated statement of operations for our warehouses and corporate offices in the accompanying consolidated statements of operations and comprehensive loss.
Under ASU 2016-02, Leases (Topic 842), (“ASU 2016-02” or “ASC 842”), at the inception of an arrangement, we determine whether the arrangement is or contains a lease based on the unique facts and circumstances present in the arrangement. Leases with a term greater than one year are recognized on the balance sheet as right-of-use assets and short-term and long-term lease liabilities, as applicable. We do not have material financing leases.
Operating lease liabilities and their corresponding right-of-use assets are initially recorded based on the present value of lease payments over the expected remaining lease term. Certain adjustments to the right-of-use asset may be required for items such as incentives received. The interest rate implicit in lease contracts is typically not readily determinable. As a result, we utilize our incremental borrowing rate to discount lease payments, which reflects the fixed rate at which we could borrow on a collateralized basis the amount of the lease payments in the same currency, for a similar term, in a similar economic environment. To estimate our incremental borrowing rate, a credit rating applicable to us is estimated using a synthetic credit rating analysis since we do not currently have a rating agency-based credit rating. Prospectively, we will adjust the right-of-use assets for straight-line rent expense or any incentives received and remeasure the lease liability at the net present value using the same incremental borrowing rate that was in effect as of the lease commencement or transition date.
We have elected not to recognize leases with an original term of one year or less on the balance sheet. We typically only include an initial lease term in our assessment of a lease arrangement. Options to renew a lease are not included in our assessment unless there is reasonable certainty that we will renew. Assumptions that we made at the commencement date are re-evaluated upon occurrence of certain events, including a lease modification. A lease modification results in a separate contract when the modification grants the lessee an additional right of use not included in the original lease and when lease payments increase commensurate with the standalone price for the additional right of use. When a lease modification results in a separate contract, it is accounted for in the same manner as a new lease.
In accordance with ASC 842, components of a lease should be split into three categories: lease components; non-lease components; and non-components. The fixed and in-substance fixed contract consideration (including any consideration related to non-components) must be allocated based on the respective relative fair values to the lease components and non-lease components. Entities may elect not to separate lease and non-lease components. Rather, entities would account for each lease component and related non-lease component together as a single lease component. We have elected to account for lease and non-lease components together as a single lease component for all underlying assets and allocate all of the contract consideration to the lease component only. ASC 842 allows for the use of judgment in determining whether the assumed lease term is for a major part of the remaining economic life of the underlying asset and whether the present value of lease payments represents substantially all of the fair value of the underlying asset. We apply the bright line thresholds referenced in ASC 842-10-55-2 to assist in evaluating leases for appropriate classification. The aforementioned bright lines are applied consistently to our entire portfolio of leases.
Upon termination of a lease, related lease balances on the consolidated balance sheet are written-off. A liability for costs to terminate a lease before the end of its term is recognized in accordance with the lease terms and recorded in operations and support on the consolidated statement of operations and comprehensive loss.
Long-Lived Assets
On a regular basis, we assess whether events or changes in circumstances have occurred that potentially indicate the carrying value of long-lived tangible assets (primarily related to right-of-use assets recorded upon adoption of ASC 842 and fixed assets) may not be recoverable. We test impairment using historical cash flows and other relevant facts and circumstances as the primary basis for our estimates of future cash flows. Significant factors considered include, but are not limited to, current and forecast revenue, current and forecast cash flows, the remaining lease life, and other factors which apply on a case-by-case basis. The analysis is performed at the individual lease level for indicators of impairment. Recoverability of the Company's assets is measured by comparing the assets' carrying value to the undiscounted cash flows expected to be generated over the assets' remaining useful life or remaining lease term, whichever is less. This assessment requires the use of estimates and assumptions as to future cash flows of individual properties, which are subject to a high degree of judgment and are unique to each property. If assumptions as to future cash flows decrease in the future, we may be required to record impairment charges for these assets.
On a regular basis, we assess whether events or changes in circumstances have occurred that potentially indicate the carrying value of intangible assets with finite lives, primarily related to right-of-use assets recorded upon adoption of ASC 842 and fixed assets. Recoverability of the asset is measured by comparing the assets' carrying value to the discounted future cash flows expected to be generated over the asset's remaining useful life.
Income Taxes
We are subject to income taxes in the United States and foreign jurisdictions in which we operate. We account for income taxes under the asset and liability method, whereby deferred tax assets and liabilities are recognized based on the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and attributable to operating loss and tax credit carry-forwards. A valuation allowance is recorded for deferred tax assets if it is more likely than not that the deferred tax assets will not be realized. We are subject to the continuous examination of our income tax returns by tax authorities that may assert assessments against us. We regularly assess the likelihood of adverse outcomes resulting from these examinations and assessments to determine the adequacy of our provision for income taxes.
Stock-Based Compensation
Stock-based compensation expense attributable to equity awards granted to employees is measured at the grant date based on the fair value of the award. The expense is recognized on a straight-line basis over the requisite service period for awards that vest, which is generally the period from the grant date to the end of the vesting period. We estimate the fair value of stock option awards granted using the Black-Scholes-Merton option pricing model. This model requires various significant judgmental assumptions in order to derive a fair value determination for each type of award, including the fair value of our common stock, the expected term, expected volatility, expected dividend yield, and risk-free interest rate. These assumptions used in the Black-Scholes-Merton option-pricing model are estimated as follows:
•Expected Term — The expected term for options granted to employees, officers, and directors is calculated based on our historical pattern of option exercise behavior and the period of time they are expected to be outstanding. The expected term for options granted to consultants is determined using the remaining contractual life.
•Risk-Free Interest Rate — The risk-free interest rate used in the valuation method is the implied yield currently available on the United States treasury zero-coupon issues, with a remaining term equal to the expected life term of our options.
•Expected Volatility — The expected volatility is based on the average volatility of similar public entities within our peer group as our stock has not been publicly trading for a long enough period to rely on our own expected volatility.
•Expected dividend yield — Expected dividend yield is zero, as we have not paid and do not anticipate paying dividends on our common stock.
All grants of stock options have an exercise price equal to or greater than the fair value of our common stock on the date of grant. We account for forfeitures as they occur.
Common Stock Valuation
As there historically was no public market for our stock, we had used the assistance of a third-party valuation specialist in estimating the fair value of our stock in accordance with the guidance set forth in Valuation of Privately-Held-Company Equity Securities Issued as Compensation, as published by the American Institute of Certified Public Accountants. Our board of directors historically exercised its reasonable judgment and considered subjective factors it believed were material to its valuation process which was prepared by third party valuation experts, and included but was not limited to:
•The price at which recent equity was issued by us or transacted between third parties;
•The rights, preferences, privileges of our preferred stock relative to those of our common stock;
•Actual and projected financial results;
•Risks, prospects, economic and market conditions;
•The time frame for a potential public offering;
•Estimates of weighted average cost of capital; and
•The lack of marketability of our common stock.
We believe the combination of these factors provided a best appropriate estimate of the fair value of our common stock at each grant date.
Prospective financial information, which considers our past and expected future performance, was used in the computation of each valuation. There is inherent uncertainty in the prospective financial information as assumptions and estimates used are highly subjective and subject to changes as a result of factors that may impact our business, such as changes in our operations or industry, regulatory or economic conditions.

Recent Accounting Pronouncements
See Note 2. Summary of Significant Accounting Policies to our condensed consolidated financial statements included elsewhere in this report for a description of recently adopted accounting pronouncements and recently issued accounting pronouncements not yet adopted.
Emerging Growth Company Status
Section 102(b)(1) of the Jumpstart our Business Startups (JOBS) Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can choose not to take advantage of the extended transition period and comply with the requirements that apply to non-emerging growth companies, and any such election to not take advantage of the extended transition period is irrevocable.
We are an “emerging growth company” as defined in Section 2(a) of the Securities Act, and have elected to take advantage of the benefits of the extended transition period for new or revised financial accounting standards. Following the consummation of the Business Combination, we will remain an emerging growth company until the earliest of (i) the last day of the fiscal year in which the market value of Common Stock that is held by non-affiliates exceeds $700 million as of the end of that year’s second fiscal quarter, (ii) the last day of the fiscal year in which we have total annual gross revenue of $1.07 billion or more during such fiscal year (as indexed for inflation), (iii) the date on which we have issued more than $1 billion in non-convertible debt in the prior three-year period or (iv) December 31, 2026, and we expect to continue to take advantage of the benefits of the extended transition period, although we may decide to early adopt such new or revised accounting standards to the extent permitted by such standards. This may make it difficult or impossible to compare our financial results with the financial results of another public company that is either not an emerging growth company or is an emerging growth company that has chosen not to take advantage of the extended transition period exemptions because of the potential differences in accounting standards used.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Sonder’s substantial global operations exposes it to various market risks, primarily including foreign currency risk and interest rate risk.
Foreign Currency Exchange Risk
Sonder transacts business in multiple currencies worldwide, of which the most significant currency for the three months ended March 31, 2022 and 2021 was the U.S. dollar supporting its operations. Sonder’s international revenue, as well as costs and expenses denominated in foreign currencies, exposes it to the risk of fluctuations in foreign currency exchange rates against the U.S. dollar. Accordingly, Sonder is subject to foreign currency risk, which may adversely impact its financial results.
Sonder has foreign currency exchange risks related primarily to:
•Revenue, rent, and cleaning fees, which are included in cost of revenue, associated with bookings through its direct and indirect channels denominated in currencies other than the U.S. dollar;
•Balances held as funds receivable and amounts held on behalf of guests as well as funds payable and amounts payable to guests; and
•Intercompany balances primarily related to its payment entities that process guest payments.
For revenue and cost of revenue associated with bookings through its direct and indirect channels outside of the United States, Sonder generally receives net foreign currency amounts and therefore benefits from a weakening of the U.S. dollar, and is adversely affected by a strengthening of the U.S. dollar. Movements in foreign exchange rates are recorded in other expense, net in Sonder’s consolidated statements of operations and comprehensive loss.
Sonder has experienced and will continue to experience fluctuations in foreign exchange gains and losses related to variable exchange rates. If Sonder’s foreign-currency denominated assets, liabilities, revenue, or expenses increase, its results of operations may be more significantly impacted by fluctuations in the exchange rates of the currencies in which Sonder does business.
Interest Rate Risk
Sonder is exposed to interest rate risk related primarily to its outstanding debt. Changes in interest rates affect the interest earned on its total cash as well as interest paid on its debt.

Sonder has not been exposed to, nor anticipates exposure to, material risks due to changes in interest rates. A hypothetical 100 basis points increase or decrease in interest rates would not have had a material impact on its consolidated financial statements as of March 31, 2022.
Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this report.

In designing and evaluating our disclosure controls and procedures, management recognizes that disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on management’s evaluation, our principal executive officer and principal financial officer concluded that, because of the material weakness disclosed below, our disclosure controls and procedures were not effective to provide assurance at a reasonable level that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.
Internal Control over Financial Reporting
During the year ended December 31, 2021, Sonder identified a material weakness in its internal control over financial reporting related to the design and implementation of systems to capture and record lease agreements timely and accurately. Sonder has concluded that this material weakness in its internal control over financial reporting is due to the fact that it has limited resources and has not had the necessary business processes and related internal controls formally designed and implemented. In addition, Sonder has not had the appropriate resources and the appropriate level of experience and technical expertise to oversee its business processes and controls.
To remediate this material weakness, Sonder has engaged a third party consultant and is developing formal policies and procedures over its lease administration process, implementing a lease administration and accounting system, and providing additional training to personnel responsible for the relevant controls.

Changes in Internal Control over Financial Reporting

During the period covered by this report, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information
Item 1. Legal Proceedings
Sonder has been and expects to continue to become involved in litigation or other legal proceedings from time to time, including the matters described below. Except as described below, Sonder is not currently a party to any litigation or legal proceedings that, in the opinion of Sonder’s management, are likely to have a material adverse effect on Sonder’s business. Regardless of outcome, litigation and other legal proceedings can have an adverse impact on Sonder because of defense and settlement costs, diversion of management resources, possible restrictions on its business as a result of settlement or adverse outcomes, and other factors.
In late February 2020, Sonder was informed about an investigation underway by the New York City Department of Health and Mental Hygiene relating to possible Legionella bacteria contamination in the water supply at 20 Broad Street, New York, NY (the Broad Street Property). Due to the failure of the owner of the Broad Street Property (the Broad Street Landlord) to address the Legionella bacteria contamination and the associated health risks posed to Sonder’s guests, Sonder withheld payment of rent to the Broad Street Landlord on grounds of, among other reasons, constructive eviction. On July 30, 2020, the Broad Street Landlord sued Sonder USA Inc., Sonder Canada Inc., and Sonder Holdings Inc. for breach of the lease, seeking no less than $3.9 million in damages. Sonder filed counterclaims against the Broad Street Landlord and the property management company for breach of contract, seeking significant damages. The Broad Street Landlord filed a motion for summary judgment. The hearing and oral argument for the summary judgment motion occurred on December 21, 2021. No ruling was issued by the judge. The motion for summary judgment is now under submission. Sonder intends to vigorously defend itself and believes that the claims of the Broad Street Landlord are without merit.

Item 1A. Risk Factors
You should carefully review and consider the following risk factors and the other information contained in this report, including the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our condensed consolidated financial statements and related notes thereto included elsewhere in this report, in making an investment decision. Our business, operating results, financial condition or prospects could also be harmed by risks and uncertainties not currently known to us or that we currently do not believe are material. If any of the risks actually occur, our business, operating results, financial condition and prospects could be adversely affected. In that event, the market price of our common stock could decline, and you could lose part or all of your investment. The occurrence of one or more of the events or circumstances described in these risk factors, alone or in combination with other events or circumstances, may have a material adverse effect on our business, cash flows, financial condition and results of operations. The risks discussed below may not prove to be exhaustive, and are based on certain assumptions made by us that later may prove to be incorrect or incomplete. We may face additional risks and uncertainties that are not presently known to us, or that are currently deemed immaterial, which may also impair our business or financial condition. The following discussion should be read in conjunction with the financial statements and notes to the financial statements included herein.
Risks Related to Our Business and Industry
Unless the context requires otherwise, references to “Sonder,” “we,” “our” and “us” in this section are to the business and operations of Legacy Sonder prior to the Business Combination and the business and operations of the Company as directly or indirectly affected by Legacy Sonder by virtue of the Company’s ownership of the business of Legacy Sonder through its ownership of the Surviving Entity following the Business Combination.
Our forecasts and projections are based upon assumptions, analyses and estimates developed by our management. If these assumptions, analyses or estimates prove to be incorrect or inaccurate, our actual results may differ materially from those forecasted or projected.
Our forecasts and projections, including projected revenues, margins, profitability, cash flows, Bookable Nights, RevPAR, lease signings and Live Units, and our anticipated market opportunity, growth and penetration, are subject to significant uncertainty and are based on assumptions, analyses and estimates developed by our management, including with reference to third-party forecasts, any or all of which may prove to be incorrect or inaccurate. These include assumptions, analyses and estimates about future pricing and Occupancy Rates, the type and size of future properties, the timing of lease signings, building openings and development, local regulatory environments, the terms of future leases, and future costs, all of which are subject to a wide variety of business, regulatory and competitive risks and uncertainties. If these assumptions, analyses or estimates prove to be incorrect or inaccurate, our actual results may differ materially from those forecasted or projected, adversely affecting the value of our common stock.
Our revenue, expenses and operating results could be materially adversely affected by changes in travel, hospitality, and real estate markets, as well as general economic conditions such as an economic downturn or recession.
Our business is particularly sensitive to trends in the travel, hospitality, and real estate markets, and trends in the general economy, which are unpredictable. Travel, including demand for accommodations, is highly dependent on discretionary spending levels. As a result, hospitality sales tend to decline during general economic downturns and recessions, and times of political or economic uncertainty, as consumers engage in less discretionary spending, are concerned about unemployment or inflation, have reduced access to credit or experience other concerns or effects that reduce their ability or willingness to travel. Leisure travel in particular, which accounted for a substantial majority of our pre-COVID-19 pandemic traveler demographic, is dependent on discretionary consumer spending levels. Downturns in worldwide or regional economic conditions, such as the downturn resulting from the COVID-19 pandemic, have led to a general decrease in leisure travel and travel spending, and similar downturns or inflationary pressures in the future may materially adversely impact demand for our accommodations. Such a shift in consumer behavior could materially and adversely affect our business, results of operations, and financial condition. Therefore, our operating results may be adversely affected by changes in the broader economy and the travel, real estate and vacation rental industries.
In addition to the impact of economic conditions, our business could be adversely affected by other factors that cause reductions in travel, such as:=
•Public health concerns, including but not limited to the COVID-19 pandemic or other future public health crises;
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
In addition to affecting demand, economic downturns, rising interest rates, and other adverse developments in real estate markets may result in decreases in new construction starts, property conversions and renovations, and increases in foreclosures, which could result in fewer units available for leasing. Any or all of these and other factors could reduce the demand for our services and the supply of new units, thereby reducing our revenue. The above factors could also require higher marketing and other costs to attract guests, and could result in less favorable terms for new leases, which would increase our expenses.
We may be unable to successfully negotiate satisfactory leases or other arrangements to operate new properties, onboard new properties in a timely manner, or renew or replace existing properties on satisfactory terms or at all, any of which may limit our growth and could cause us to miss our growth or financial forecasts.
We currently lease all of our locations. We continually pursue additional units by signing new leases or additions to existing leases, and we also pursue management agreements and other arrangements with property owners and developers. If we fail to secure or renew leases or other arrangements for attractive properties, we will not be able to expand our portfolio of locations and may not achieve our growth and financial forecasts.
We may not be able to add sufficient properties to our portfolio that meet our brand standards, at an acceptable cost, to meet our strategic growth goals and financial forecasts. Due to the number of properties that we have already secured under leases or other arrangements in many major U.S. and Canadian cities, we may find it more difficult to find additional attractive properties in those markets. In Europe and other international markets, we have less experience and fewer real estate personnel, and local regulations and real estate industry practices may make it more difficult to locate properties that are strategically aligned with our business model. Even where we identify suitable properties, we may not be able to negotiate leases or other arrangements on commercially reasonable terms.
In addition, commercial terms that are negotiated by our real estate teams in existing markets may not be widely accepted in new markets, which may complicate or delay our planned expansion or make such expansion less attractive. Competition for attractive properties can be intense, and competitors may offer owners and developers more attractive terms. We also have relatively little experience with management agreements or other alternatives to traditional leases which may make it more difficult for us to secure properties where the owner or developer prefers a management agreement or other occupancy arrangement over a lease.
In addition, our ability to extend an expiring lease on favorable terms or to secure an alternate location will depend on then-prevailing conditions in the real estate market, such as overall rental cost increases, competition from other would-be tenants for desirable leased spaces, our relationships with current and prospective building landlords, and other potential factors that are not within our control. If we are not able to renew or replace an expiring lease, we will lose the opportunity to generate additional revenue from that space and will incur costs related to vacating it. If we renew or replace a lease with higher than expected rent or on terms that are otherwise less favorable to us than we expected, our profitability and cash flow could be adversely affected.
Delays in real estate development and construction projects related to our leases could adversely affect our ability to generate revenue from such leased buildings.
Our business is also subject to property development risks. From time to time, we enter into arrangements with property developers to lease all or a portion of a building that is being built or converted for housing accommodations. We expect the number of these early-stage development projects within our business to increase. Even where a project proceeds as planned, it can be many months or even years before the leased property is completed and Live Units become available for guest booking. In addition, the commitments of owners and developers under these arrangements are subject to various conditions and the completion of such development and construction projects are subject to numerous risks, including, in many cases, the owner’s or developer’s ability to obtain adequate financing, construction materials or labor, and governmental or regulatory approvals. Recent increases in interest rates, and inflation in construction and other costs, have caused and may continue to cause some property owners and developers to have difficulty financing, refinancing or completing projects that we plan to lease. We have experienced unforeseen terminations of and delays in the readiness of property developments, and we expect to encounter similar events in the future. As a result, any such properties in our forecast property pipeline may never develop into new sources of revenue when we anticipated or at all.
Newly leased properties may generate revenue later than we estimate, and may be more difficult or expensive to integrate into our operations than expected.
Even when we succeed in signing a lease for a new property, the landlord or developer may be unable or unwilling to deliver the property in the timeline initially provided for, or we may encounter other unforeseen delays in preparing the property for initial guest bookings. We refer to this process as “building opening.” Delays also may occur due to supply chain shortages including fixtures, furnishings and other materials, delays in governmental permits and approvals, labor shortages, or the unavailability of third-party contractors. Many newly-leased properties become available to us only after a considerable period of time, which increases the risk of unforeseen delays in building openings. Later than expected building openings at properties also results in a delay in generating revenue from such properties, which could cause us to miss our financial forecasts. In addition, the success of any new property will depend on our ability to integrate the property into existing operations, which is subject to uncertainties including potential difficulties in integrating guest-facing and back-office systems or in engaging third party vendors to service the properties. Newly-leased properties could be more difficult or expensive to onboard, have undisclosed conditions that result in unanticipated expenses or claims against us for which we may have little or no effective recourse against the landlord, or otherwise may not provide their anticipated benefits.
Our limited operating history and evolving business make it difficult to predict whether we will achieve our financial, operating and growth forecasts.
Our business continues to evolve. We have expanded significantly since our inception, including the number of cities and countries in which we operate. Within the last few years, we also have begun to operate properties with traditional hotel room layouts and with more extensive and complex amenities and systems, and to focus more of our expansion efforts on leasing full buildings or larger numbers of units or floors within a property. In addition, we have operated many of our leased properties for a limited period of time, and their early results may not be indicative of their long-term performance. For example, over 40% of units available for guest bookings as of March 31, 2022, which we refer to as “live” units, had been live for less than one year. Our relatively limited operating history and evolving business make it difficult to evaluate the likelihood that we will achieve our financial, operating and growth forecasts, and to predict and plan for the risks and challenges we may encounter. These risks and challenges include our ability to:
•Forecast our revenue and budget for and manage our expenses, particularly at new buildings or in new markets;
•Onboard new, high-quality units in a timely and cost-effective manner;
•Keep existing units available for booking and reduce nights lost to repairs or other interruptions;

•Comply with existing and new laws and regulations applicable to our business, including those related to the COVID-19 pandemic or any future public health crises;
•Plan for and manage capital expenditures for current and future properties, including renovations of units and development of new properties, and manage relationships with landlords, developers, service providers and other partners;
•Anticipate and respond to macroeconomic changes, fluctuations in travel and tourism, and other changes in the markets in which we operate;
•Maintain and enhance the value of our reputation and brand;
•Effectively manage growth;
•Successfully expand our geographic reach;
•Hire, integrate and retain talented people at all levels of our organization; and
•Successfully develop new features, amenities and services to enhance the experience of guests.
If we fail to address the risks and difficulties that we face, including those associated with the challenges listed above as well as those described elsewhere in this section titled “Risk Factors,” our business, financial condition and results of operations could be adversely affected. Further, because we have limited historical financial data and operate in a rapidly evolving industry, any predictions about future revenue and expenses may not be as accurate as they would be if we had a longer operating history or operated in more predictable markets. If we do not address these risks successfully, or if our assumptions regarding these risks and uncertainties, which are used to plan and operate our business, are incorrect or change, our results of operations could differ materially from expectations and our business, financial condition and results of operations could be adversely affected.
We may be unable to effectively manage our growth.
Since our inception, we have experienced rapid growth and continue to pursue significant unit growth in existing and new markets throughout the world. The number of Sonder units available for guest bookings, which are referred to as Live Units, increased to over 7,700 Live Units as of March 31, 2022. Our worldwide employee headcount grew from approximately 1,000 employees at December 31, 2021 to approximately 1,700 as of March 31, 2022.
Our business is becoming increasingly complex due in part to the continued rapid evolution of the hospitality industry, the ongoing COVID-19 pandemic, our expansion into new markets, the increasing number of hotels within our portfolio, the growing scope and variety of property amenities and systems for which we have or share responsibility, and changing local and national tax regimes and regulatory requirements. This increased complexity and rapid growth have demanded, and will continue to demand, substantial resources and attention from our management. To support our planned growth, we will need to improve and maintain our technology infrastructure and business systems, which may be costly and is subject to uncertainties. We will also need to increase headcount and hire additional specialized personnel in the future as we pursue our growth objectives. For example, we will need to hire, train and manage additional qualified employees to support our engineering, real estate, and operations (including financial operations and accounting, sales and marketing, legal, customer service, and trust and safety personnel), as well as employees experienced in security and hospitality operations to support our growing city teams to properly manage our growth. When we enter or expand operations in a particular city, we will also need to hire a substantial number of building opening and guest services staff to meet target dates for opening new properties even before these properties begin to generate revenues.
We are experiencing, and may in the future experience, shortages of qualified hospitality personnel. Hospitality personnel in many markets left the industry in the past two years due to the effects of the COVID-19 pandemic, and we may experience staffing shortages again in the future. Local labor shortages may arise for other reasons, from time to time. If we are unable to hire, train and integrate a sufficient number of hospitality personnel when needed, if new hires perform poorly, or if we are unsuccessful in retaining existing employees, we may not be able to meet our business and growth objectives and provide effective guest services. A shortage of qualified hospitality personnel could also result in higher wages that would increase our labor costs, which could reduce our profits.
We have a history of net losses and we may not be able to achieve or maintain profitability in the future.
Sonder has incurred net losses each year since its inception, and it may not be able to achieve or maintain profitability in the future. Sonder has incurred net losses each year since its inception, and it may not be able to achieve or maintain profitability in the future. Sonder incurred net losses of $294.4 million and $250.3 million for the years ended December 31, 2021 and December 31, 2020, respectively. In addition, Sonder had an accumulated deficit of $814.8 million as of

December 31, 2021. Sonder’s expenses will likely increase in the future as we seek to expand in existing and new domestic and international markets, focus heavily on sales and marketing efforts, continue to invest in new technologies, internal systems, designs and unit amenities, expand our operations, and hire additional employees. These efforts may be more costly than expected and may not result in expected increases in revenue or growth in our business, which would impair our ability to achieve or maintain profitability. In addition, we generally lease properties under multi-year arrangements, but guest revenues are generated through stays that currently average less than one week. Any failure to increase our revenue sufficiently to keep pace with the fixed components of our lease obligations, investments and other expenses could prevent us from achieving or maintaining profitability or positive cash flow on a consistent basis or at all. If we are unable to successfully address these risks and challenges, our business, financial condition and results of operations would be adversely affected.
We expend resources relating to the preparation and repair of our leased properties, which may be higher than anticipated.

We typically devote resources to prepare a newly-leased property for its initial guests, referred to as building openings, and to keep our leased properties in a safe and attractive condition. Although we attempt to have the landlord or developer bear the out-of-pocket opening costs, we are sometimes responsible for all or a portion of these costs. Even where landlords and developers are contractually responsible for some costs, they may dispute or fail to comply with their obligations. In addition, while the majority of our leases require landlords to bear responsibility for the repair and maintenance of building structures and systems, at times we are responsible for some of these obligations, and in most cases, we are responsible for the repair and maintenance of damage caused by our guests. Our leases may also require that we return the space to the landlord at the end of the lease term in essentially the same condition it was delivered to us, which may require repair work. The costs associated with our building openings, repair and maintenance may be significant and may vary from our forecasts.

We also periodically refurbish some of our units to keep pace with the changing needs of our guests and to maintain our brand and reputation. Although we include estimated refurbishments in our business and financial planning, refurbishments can result in lost revenues at the affected unit, may be more costly and time-consuming than we expect, may impair guests’ experiences in other units, and may otherwise adversely affect our results of operations and financial condition.
We depend on landlords for certain maintenance and other significant obligations related to our properties, and any failures in this area could hurt our business.
We do not own any of our properties, and manage and operate them under leases with third-party landlords. At some properties, our guest units comprise only a portion of the building and common areas and amenities are shared with other tenants or unit owners. We often have limited control over the common areas and amenities of buildings in which our units are located. In addition, we depend on our landlords to deliver properties in a suitable condition and to perform important ongoing maintenance, repair and other activities with respect to common areas, amenities and building systems such as plumbing, elevators, electrical, fire and life safety. If our landlords do not fulfill their obligations or fail to maintain and operate their buildings appropriately, we could be subject to claims by guests and other parties, and our business, reputation and guest relationships may suffer.
Disputes and litigation relating to our leases have occurred and can be expected to occur in the future, which may result in significant costs, damage to landlord relationships, slower than expected expansion, and lower revenues.
The nature of our rights and responsibilities under our leases may be subject to interpretation and will from time to time give rise to disagreements, which may include disagreements over the timing and amount of capital investments or improvements, operational and repair responsibilities, liability to third parties, a party’s right to terminate a lease, and reimbursement for certain renovations and costs.
We seek to resolve any disagreements and develop and maintain positive relations with current and potential landlords, but we cannot always do so. Failure to resolve such disagreements has resulted in litigation in the past and could result in litigation in the future. Disputes may be expensive to litigate, even if the outcome is ultimately in our favor. We cannot predict the outcome of any litigation. An adverse judgment, settlement, or court order in a proceeding could cause significant expenses and constraints in our business operations and expansion plans. For example, we are involved in litigation with our former landlord at 20 Broad Street in New York, arising out of the landlord’s failure to address Legionella bacteria contamination in the building’s water supply and the associated health risks posed to our guests. In response, we withheld payment of rent on grounds of, among other reasons, constructive eviction. In response, the landlord disagreed with the contentions and terminated the lease in July 2020 and subsequently filed a lawsuit seeking unpaid rent from us. We counter-sued against the landlord and are seeking, among other remedies, substantial monetary damages against the landlord. If the landlord prevails, there may be significant damages against us. We are unable to predict the outcome of the dispute with the landlord, or our ultimate responsibility for any adverse outcome in the lawsuit. Even if this lawsuit is resolved favorably, the proceeding has required and may continue to require substantial management attention as well as significant legal fees and expenses.
The long-term and fixed-cost nature of our leases may limit our operating flexibility and could adversely affect our liquidity and results of operations.
We currently lease all of our properties and are committed for the leases’ terms, generally without the right to terminate early. Our obligations to landlords under these agreements extend for years, while we do not have a corresponding source of guaranteed revenue because guests typically stay for less than a week at our properties.
Our leases generally provide for fixed monthly payments that are not tied to Occupancy Rates or revenues, and our leases typically contain minimum rental payment obligations. We sometimes offer landlords lower minimum payments in return for a share of the property’s revenues, or other variable terms, but those currently represent a small portion of our portfolio, and we may be unsuccessful in securing variable or participating lease terms. There can be no assurance that we will be able to sign and operate successfully under leases with revenue-sharing or other variable terms. As a result of our fixed lease expenses, if we are unable to maintain sufficient Occupancy Rates and pricing, our lease expenses may exceed our revenue and we may not achieve our financial projections. For example, in an environment where the prevailing cost of accommodations may be decreasing, we may not be able to lower our fixed monthly payments under our leases at rates commensurate with the rates at which we would be pressured to lower our guest rates, which may also reduce our margins and cash flow. In any such event, we may be unable to reduce our rent under the lease or otherwise terminate the lease in accordance with its terms.
We have limited flexibility to rapidly alter our portfolio of properties and our lease commitments in response to changing circumstances. Leases require substantial time to negotiate and are typically multi-year commitments that can only be revised or terminated with the landlord’s agreement. In addition, some of our leases require the landlord’s consent to assign the lease or sublease the property, which may not be granted or may be granted only on unfavorable terms. Even if we are able to assign or sublease an unprofitable property, we may incur significant costs, including transaction costs associated with finding and negotiating with potential transferees, upfront payments or other inducements, costs to restore the property to its previous condition, and other costs to exit the property.
Our leases may be subject to termination before their scheduled expiration, which can be disruptive and costly.
Our leases may be subject to termination before they are scheduled to expire, in certain circumstances including the bankruptcy of a developer or landlord, noncompliance with underlying covenants governing the property, or, under some agreements, failure to meet specified financial or performance criteria. Some leases also contain conditions to the landlord’s or our obligations, or permit the landlord to terminate before the scheduled expiration date, typically in the later years of the lease and/or upon payment of specified compensation to us. Some leases for Contracted Units (which are units that have signed real estate contracts but are not yet available for guests to book) have contingencies (including construction financing contingencies, zoning, permitting or other regulatory conditions, and landlord purchase contingencies) that must be satisfied prior to our takeover of the units. If these contingencies are not satisfied prior to our takeover of the units, the lease is terminable by us or the landlord. In addition, certain leases are terminable by the landlord for other reasons. Many of our leased properties have been pledged as collateral for mortgage loans entered into by the owners of the properties when those properties were purchased or refinanced. If those owners cannot repay or refinance maturing indebtedness on favorable terms or at all, such owners may declare bankruptcy and/or lenders could declare a default, accelerate the related debt, and foreclose on the subject property. In addition, some of our units are subleased from parties that lease the underlying property from its owner. If our landlord fails to comply with its underlying lease, or the lease is otherwise terminated earlier than expected, we could lose the right to continue to operate our units or could be forced to cure the landlord’s failure without being assured of recouping the related costs. From time to time, we have experienced the loss or disruption of leases for Contracted Units and Live Units for reasons such as those described above, and similar events may occur in the future. The termination of our leases due to any of the foregoing events would eliminate our anticipated income and cash flows from the affected property, which could have a significant negative effect on our results of operations and liquidity. Landlords or other business partners may also assert the right to terminate leases or other significant contracts even where the agreements do not provide such a right. If terminations occur for these or other reasons, we may need to enforce our right to damages for breach of contract and related claims, which may cause us to incur significant legal fees and expenses. Any damages we ultimately collect could be less than the projected future value of the revenues and income we would have otherwise generated from the property. Early terminations of significant agreements could hurt our financial performance or our ability to grow our business.

The COVID-19 pandemic and efforts to reduce its spread have had and may continue to have a material detrimental impact on our business, operations and financial results.
The COVID-19 pandemic has severely restricted the level of economic activity around the world, and is continuing to have a negative effect on the global hospitality and travel industries. The global and sustained impact of the COVID-19 pandemic has been and continues to be a complex and evolving situation. Governments, public institutions and other organizations have and may continue to impose or recommend, at various times and degrees, that businesses and individuals implement restrictions on a wide array of activities to combat its spread, such as restrictions and bans on travel or transportation (including border closures), limitations on the size of in-person gatherings, closures of, or occupancy or other operating limitations on, work facilities, hospitality facilities, schools, public buildings and businesses, cancellation of events, including sporting events, conferences and meetings, mandatory vaccination requirements, and quarantines and lock-downs. COVID-19 and efforts to mitigate its spread, as well as declines in overall willingness to travel due to the risk of COVID-19 transmission, dramatically reduced travel and demand for accommodations, which negatively affected our business, and similar effects may occur in the future. While vaccines and booster shots are now available in many countries, the efficacy and timing of distribution of vaccines and booster shots and the ability of vaccination programs to curtail the pandemic (including uncertainty over the efficacy of the vaccines against new variants of the virus) may contribute to delays in economic recovery and continued reluctance to travel.
Our responses to the COVID-19 pandemic and future public health crises may adversely affect guest loyalty and satisfaction, employee relations, and hospitality operations.
In response to the COVID-19 pandemic’s effect on demand for accommodations, we took steps to reduce operating costs, including, in March 2020, laying off a substantial number of employees, and temporarily furloughing, reducing compensation, or implementing reduced work weeks for other personnel. The ongoing COVID-19 pandemic and any other future regional or global public health crises may also necessitate more restrictive approaches to providing guest services, changes in guest cancellation and refund practices, or additional guest support resources related to enhanced health and hygiene requirements. These steps and further changes we may make to respond to public health concerns or reduce costs may negatively impact guest satisfaction, guest services and hospitality operations, or our ability to attract and retain employees, and our reputation and market share may suffer as a result. The COVID-19 pandemic or any other future public health crisis may also cause financial difficulties for our landlords, resulting in inadequate maintenance or other problems at the properties we offer to guests, which could damage our revenues and reputation, disrupt our operations, and lead to costly or disruptive disputes.
The COVID-19 pandemic and any future public health crisis may result in higher costs, slower than anticipated growth and lower than expected revenues.
We adopted measures to address the COVID-19 pandemic that have increased our short-term costs and reduced near-term revenues. For instance, through lease renegotiation and exercise of termination rights, we phased out nearly 3,400 units from our Total Portfolio from March 1 through December 31, 2020 (including both Live Units and units that were leased but not yet receiving guests), which resulted in lease termination costs and other offboarding-related expenses, disputes with landlords, and foregone revenue from the phased-out units. We also implemented new cleaning procedures and health and safety protocols, and restricted certain bookings due to pandemic-related travel restrictions. Prospectively, we also expect to incur restart costs and other expenses associated with reopening offices that were closed during the COVID-19 pandemic. A future pandemic or other public health crisis may require similar responses or result in other cost increases, including higher operating expenses due to the need to invest in new technology, amenities or unit designs in order to satisfy new health and safety regulations or to conform to evolving guest expectations.
In addition, the ongoing COVID-19 pandemic or a future public health crisis may disrupt or delay our planned growth in our property portfolio, for example, by adversely affecting the ability of some developers to obtain or draw upon financing arrangements for projects that are in construction or development. The COVID-19 pandemic also caused construction delays due to government restrictions on non-essential activities and shortages of supplies caused by supply chain interruptions, and a future public health crisis may also affect real estate development activities. The COVID-19 pandemic is also causing financial difficulties for some existing and prospective landlords, which may impair their willingness or ability to invest in property developments, improvements or conversions necessary to add to our portfolio of units. As a result, some of the properties in our pipeline may not enter the market or become part of our portfolio when anticipated, or at all. Delays, increased costs and other impediments to projects under development, or to our unit opening process, would reduce our ability to realize revenue.
We also cannot predict the long-term effects of the COVID-19 pandemic on our partners and their business and operations or the ways that the pandemic or a future public health crisis may alter the travel and hospitality industries. In particular, we may need to adjust to future supply shortages or other changes in our supply chain as well as structural changes to certain types of travel. For example, we recently commenced sales and marketing efforts focused on corporate travel, but there is uncertainty over whether and how corporate travel will rebound given the increase in remote working and video conferencing during the COVID-19 pandemic, as well as lingering public health concerns.
If we fail to attract new guests or generate repeat bookings from previous guests, our business, results of operations, and financial condition would be materially adversely affected.
Our success depends significantly on attracting new guests and securing repeat bookings from previous guests. Our ability to attract and retain guests could be materially and adversely affected by a number of factors, including:
•The impact of events beyond our control on demand for travel and accommodations in our markets, such as the COVID-19 pandemic or a future public health crisis, changes in government travel restrictions or policies, labor or civic unrest, war, travel-related incidents and weather;
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
•Ineffectiveness of marketing efforts;
•Negative associations with, or failure to raise awareness of, our brand;
•Negative perceptions of the safety of our properties or the security of our app or website; and
•Macroeconomic and other conditions outside of our control affecting travel and hospitality industries generally.
In addition, we could fail to attract first-time guests or additional bookings from previous guests if our website and/or app are not easy to navigate, if guests have an unsatisfactory sign-up, search, booking, payment, or check-in experience, if the listings and other content provided on our website or the Sonder app and on third-party listing platforms are not displayed effectively to guests, or if we fail to provide an experience that meets rapidly changing consumer preferences and travel needs, which could materially adversely affect our business, results of operations, and financial condition. If we fail to attract new guests or generate repeat bookings due to these or other factors, our revenues would suffer, we may not meet our financial projections or achieve or maintain profitability, and our business and planned expansion could be adversely affected.
If we are unable to introduce new or upgraded amenities, services or features that guests recognize as valuable, we may fail to attract guests, property developers and landlords. Our efforts to develop new and upgraded services and amenities could require us to incur significant costs.
In order to continue to attract new guests and generate repeat bookings from previous guests, and to attract property developers and landlords, we will need to continue to invest in the development of new amenities, services and features that add value to the Sonder brand and/or differentiate us from our competitors. The success of any new amenity, service or feature depends on several factors, including its timely completion, strategic introduction and market acceptance, all of which remain subject to various uncertainties. If guests, property developers and landlords do not recognize the value of the new amenities, services or features, they may choose not to engage with us.
Developing and delivering these new or upgraded amenities, services and features is costly and involves inherent risks and difficulties. Consumer preferences for interior design and furnishings and technology-related services are subject to frequent change. Technology development efforts may be unsuccessful, and any new features or services offered to guests through our website or app may be difficult to manage or maintain. We cannot guarantee that such efforts will succeed or that new or upgraded amenities, services and features will work as intended or provide their expected value. In addition, some new or upgraded amenities, services and features may be difficult for us to market, may require additional regulatory permits and personnel, may subject us to additional liabilities, and may involve unfavorable pricing or fees. Even if we succeed in introducing new or upgraded amenities, services and features, we cannot guarantee that our guests or landlords will respond favorably to them.
In addition to developing our own amenities, features and services, we may license or otherwise integrate applications, technologies, content and data from third parties. These third-party applications may not support our offerings as intended, may cause unanticipated disruptions in guests’ bookings, in-room experience or our other business operations, and may not remain available on commercially reasonable terms, or at all. Where we partner with certain companies to offer food delivery, parking or other services through our app, these third-party services may be difficult to integrate with our other product offering, may not comply with guest security and privacy measures or otherwise operate as we intended, could give rise to guest complaints, and could damage our brand and reputation.
We offer different types of hospitality services than traditional hospitality operators and short-term rental marketplaces, and if guest and property owner acceptance of this innovative approach to accommodations does not continue to grow or grows more slowly than we expect, our business, financial condition and results of operations could be adversely affected.
We offer a distinctive type of hospitality service for which the market is still relatively new, and it is uncertain to what extent market acceptance will continue to grow, if at all. Our success will depend on the willingness of potential guests and the market at large to widely adopt our particular model of hospitality services, which differs from both traditional hotels and short-term rental marketplaces such as Airbnb. In many geographies, including geographies that we hope to enter in the near future, the market for our hospitality services is unproven, with little data or research available regarding the market and industry. If potential guests do not perceive our units’ designs, amenities, location or pricing to be attractive, or choose different accommodations due to concerns regarding safety, the availability of onsite staffing, amenities or services associated with traditional hotels, affordability or other reasons, then the market for our accommodations may not further develop, may develop more slowly than expected or may not achieve its expected growth potential. Such outcomes could adversely affect our business, financial condition and results of operations.
Our growth also depends on the acceptance of our innovative business model by landlords and property developers, and on our ability to operate in markets without clear or well-established regulations covering properties used in our business. For these and other reasons, we may make errors in predicting demand and the supply of potential units in certain markets, which could cause us to spend more in a certain market than is justified by the resulting revenues, or to miss our financial targets, and could otherwise harm our business.
The hospitality market is highly competitive, and we may be unable to compete successfully with current or future competitors.
The hospitality market is highly competitive and fragmented. In addition, new competitors may enter the market at any time. Our current and potential competitors include global hotel brands, regional hotel chains, independent hotels, OTAs and short-term rental services. Numerous vacation, hotel and apartment rental listing websites and apps also compete directly with us for guests. Our competitors may adopt aspects of our business model, which could reduce our ability to differentiate our services. For example, the COVID-19 pandemic caused some competitors, including traditional hotels, to introduce contactless check-in and self-service technologies that they did not previously offer, and has encouraged the development and rollout of in-room communications hubs and other technologies that may permit competitors to offer more technology-enabled guest services. Certain current and potential competitors may also offer inspiring designs at attractive locations or have greater economies of scale and other cost advantages that allow them to offer attractive pricing. We also compete with hotel operators, property rental and management companies, and others to secure leases for attractive properties to add to our portfolio. If we are unsuccessful in offering a distinctive combination of modern, technology-enabled service and superior design at an affordable price point, or are unable to lease new properties, we may be unable to compete effectively and may be unable to attract new or retain existing guests and landlords.
Additionally, current or new competitors may introduce new business models or services that we may need to adopt or otherwise adapt to in order to compete, which could reduce our ability to differentiate our business or services from those of our competitors. For example, some travel intermediaries, like OTAs, are entering into arrangements with hospitality providers that may compete with us more directly. Increased competition could result in a reduction in revenue, fewer attractive properties, higher lease rates, higher costs, or reduced market share.
We believe we compete for guests primarily on the basis of the quantity and quality of our units, the global diversity and attractiveness of our units, the quality of our guests’ experience, and our customer service, brand identity and price. Competitive factors in our industry are subject to change, such as the increased emphasis on cleaning, social distancing and “healthy buildings” due to the COVID-19 pandemic. If guests choose to use other competitive offerings in lieu of ours, our revenue could decrease, and we could be required to make additional expenditures to compete more effectively. Any of these events or results could harm our business, operating results and financial condition.
Many of our competitors enjoy substantial competitive advantages, such as greater name recognition in their markets, well-established guest loyalty programs, longer operating histories and larger marketing budgets, as well as substantially greater financial, technical and other resources. Many competitors operate restaurants or other amenities at their properties that our properties may not provide. Future competitors may also have these advantages compared to us. Moreover, the hospitality services industry has experienced significant consolidation, and we expect this trend may continue as companies attempt to strengthen or hold their market positions in a highly competitive industry. Consolidation among our competitors would give them increased scale and may enhance their capacity, abilities, and resources, and lower their cost structures. In addition, our current or potential competitors may have access to larger developer, landlord or guest bases. As a result, our competitors may be able to respond more quickly and effectively than we can to new or changing opportunities, technologies, standards, regulatory regimes, or landlord or guest requirements. Furthermore, because of these advantages, existing and potential landlords and guests might accept our competitors’ offerings, even if they may be inferior to our own. For all of these reasons, we may not be able to compete successfully against our current and future competitors.
We market our units through third-party distribution channels, and if such third parties do not perform adequately or terminate or modify their relationships with us, our business, financial condition and results of operations could be adversely affected.
Our success depends in part on our relationships with third-party distribution channels to list our units online and raise awareness of our brand. In particular, we generate demand by marketing our units with OTAs, such as Airbnb, Booking.com, and Expedia. Bookings through these OTAs and other indirect channels accounted for nearly half of our revenues in each of 2020 and 2021. The terms of some of our agreements with these partners allow the partner to change or terminate terms at their discretion. If any of our partners terminate their relationship with us or refuse to renew their agreement with us on commercially reasonable terms, we would need to find alternate providers and may not be able to secure similar terms or replace such providers in acceptable time frames. Additionally, many of these OTAs have discretion in how units are listed or prioritized within their platform and may unilaterally reduce the visibility of our units. Our revenues could be adversely affected if our units are not featured prominently or accurately within OTA platforms for any reason, including changes in an OTA’s relationship with us or its competitors, errors by an OTA, outages experienced by an OTA, or otherwise. If our relationship with an OTA is terminated or the OTA makes changes that reduce the prominence of our units on its platform, our revenue could be materially adversely affected.
Our relationships with OTAs and other distribution partners may shift as industry dynamics change, and these third parties may be less willing to partner with us as such shifts occur. For example, should a significant distribution partner adjust its platform to compete more directly with us, that partner may be more likely to promote and sell its own offerings, impose additional conditions on us or even cease listing our units. Similarly, if any significant distribution partner decided to sell another competitor’s offerings over ours, it could adversely impact our sales and harm our business, operating results, and prospects.
Furthermore, any negative publicity related to any of our distribution partners, including any negative publicity related to quality standards, regulatory issues, or privacy or safety concerns at other properties listed by a particular channel partner, could adversely affect our reputation and brand, and could potentially lead to increased regulatory or litigation exposure.
Business generated through indirect channels could adversely affect guest loyalty and poses other risks to us.
Our strategy includes increasing the proportion of stays booked directly with us through our website, mobile app, and direct sales team, but we may be unsuccessful in increasing direct bookings, and we expect to continue to rely to a significant extent on bookings through OTAs and other Internet-based travel intermediaries. In each of 2020 and 2021, nearly half of our revenues were attributable to bookings through OTAs and other indirect channels. Major Internet search companies also provide online travel services that compete with our direct bookings. If indirect channels increase in popularity, these intermediaries may be able to obtain higher commissions or other concessions from us. Some travel intermediaries are also entering into arrangements that compete with us more directly, such as partnering with hotel owners to provide access to technology or consumer data, or to operate under the intermediary’s brand. Intermediaries may reduce bookings at our properties by de-emphasizing our properties in search results on their platforms, or requiring our listings to meet certain criteria, and other online providers may divert business away from our properties.
There can be no assurance that we will be able to negotiate or maintain favorable terms with intermediaries. Moreover, hospitality intermediaries generally employ aggressive marketing strategies, including significant advertising spending to drive consumers to their websites, and some consumers are conducting an increasing portion of their activities through so-called “super-apps.” Consumers may develop brand loyalties to the intermediaries’ brands, websites, apps and reservations systems rather than to ours. This may make our branding efforts less effective, reduce guest loyalty and recurring demand, and require us to increase our marketing expenses.

Our results of operations vary from period-to-period, and historical performance may not be indicative of future performance.
Our results of operations have historically varied from period-to-period and we expect that our results of operations will continue to do so for a variety of reasons, many of which are outside of our control and difficult to predict. Because our results of operations may vary significantly from quarter-to-quarter and year-to-year, the results of any one period should not be relied upon as an indication of future performance. Our revenue, expenses, operating results and cash flows, as well as our key operating metrics, have fluctuated from quarter-to-quarter in the past and are likely to continue to do so in the future. These fluctuations are due to, or may result from, many factors, including:
•The quantity of our Live Units;
•Changes in Occupancy Rates and average length of stay (LOS), which dictate many turnover costs;
•Seasonal fluctuations in demand, in certain markets;
•Pricing fluctuations and the proportion of stays booked with extended stay discounts or promotional pricing;
•The timing and success of changes in amenities and services;
•The impact of the continuing COVID-19 pandemic or other public health crises on demand for our accommodations, and on our operating expenses and capital requirements;
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
•Changes in the cost of labor and supplies due to inflation and supply chain disruptions;
•Economic instability in major markets, and fluctuations in exchange rates;
•The introduction of new properties, amenities or services by our competitors;
•Declines or disruptions in the hospitality industry, particularly in cities or regions where we generate substantial revenue;
•The impact of natural disasters, and changes in the frequency and severity of natural disasters as a result of climate change;
•Changes in relationships and/or fees with OTAs or other distribution channels;
•Changes in the mix of stays booked through indirect distribution channels, rather than directly with us;
•Changes in the timing of holidays or other vacation events, or major local events in markets where we operate, such as conferences, and music, film or other cultural festivals;
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
•Fluctuations in the fair value of certain of our warrants, the Earn Out related to the Business Combination, and other instruments carried at fair value, which have required and may in the future require us to record non-cash gains or losses in our quarterly results of operations, which may be material and which are driven by changes in our stock price and other factors outside of our control;
•Any impairments of the “right of use” assets recorded with respect to our operating leases, or other impairments of long-lived assets, that may be recorded if there are any events or changes in circumstances that indicate that the carrying amount of the long-lived asset might not be recoverable, which would result in additional non-cash expenses in our results of operations;
•New laws or regulations, or new interpretations of existing laws or regulations, that harm our business or restrict the hospitality industry, travel, the Internet, e-commerce, online payments or online communications; and
•Other risks described elsewhere herein.
Fluctuations in operating results may, particularly if unforeseen, cause us to miss projections we may have provided to the public. In addition, a significant portion of our expenses and investments, such as our leases, are fixed and such fluctuations in operating results may cause us to face short-term liquidity issues, impact our ability to retain or attract key personnel or expand our portfolio of properties, or cause other unanticipated issues. Company-wide margins may also be difficult to predict because a significant portion of the property portfolio will still be opening or only recently operating at any point in time, and therefore will not be comparable to the profitability of more mature units. As a result of the potential variability in our quarterly revenue and operating results, we believe that quarter-to-quarter comparisons of our revenue and operating results may not be meaningful, and the results of any one quarter should not be relied upon as an indication of future performance.
Our long-term success depends, in part, on our ability to expand internationally, and our business is susceptible to risks associated with international operations.
We continue to expand our operations. Currently, we maintain properties in the United States, Canada, the United Kingdom, continental Europe, Mexico and the United Arab Emirates, and plan to continue our efforts to expand globally, including in jurisdictions where we do not currently operate, such as additional countries in Europe, Asia and Central and South America. Managing a global organization is difficult, time consuming and expensive, and any international expansion efforts that we undertake may not be profitable in the near or long term or otherwise be successful. We have limited operating experience in many foreign jurisdictions and must continue to make significant investments to build our international operations. Conducting international operations subjects us to risks that we generally do not face in the United States. These risks include:
•Costs, risks and uncertainties associated with tailoring our services in international jurisdictions as needed to better address both the needs of guests, and the threats of local competitors;
•Uncertainties in forecasting revenues and expenses in markets where we have not previously operated;
•Costs and risks associated with local and national laws and regulations governing zoning, hotels and other accommodations, accessibility, property development and rental, health and safety, climate change and sustainability, and labor and employment;
•Differences in local real estate and hotel industry practices, including leasing and hotel transaction terms, that may make it difficult for us to add properties on satisfactory terms or that may require higher than expected upfront payments, security deposits, repair and maintenance expenses, amenity expenses, or other costs;
•Operational and compliance challenges caused by distance, language, and cultural differences;
•Costs and risks associated with compliance with international tax laws and regulations;
•Costs and risks associated with compliance with the U.S. Foreign Corrupt Practices Act and other laws in the United States related to conducting business outside the United States, as well as the laws and regulations of non-U.S. jurisdictions governing bribery and other corrupt business activities;
•Costs and risks associated with human trafficking, modern slavery and forced labor reporting, training and due diligence laws and regulations in various jurisdictions;
•Being subject to other laws and regulations, including laws governing online advertising and other Internet activities, email and other messaging, collection and use of personal information, ownership of intellectual property, taxation and other activities important to our online business practices;
•Competition with companies that understand the local market better than we do or that have preexisting relationships with landlords, property developers, regulators and guests in those markets;
•Adverse effects resulting from the U.K.’s exit from the European Union (commonly known as “Brexit”);
•Reduced or varied protection for intellectual property rights in some countries; and
•Other events or factors, including political, social and macro-economic factors, hostilities and war (including the 2022 Russian invasion of Ukraine), acts of terrorism or responses to these events.

Entry into certain transactions with foreign entities now or in the future may be subject to government regulations, including review related to foreign direct investment by U.S. or foreign government entities. If a transaction with a foreign entity is subject to regulatory review, such regulatory review might limit our ability to enter into the desired strategic alliance and thus our ability to carry out our long-term business strategy.
Operating in international markets also requires significant management attention and financial resources. The investment and additional resources required to establish operations and manage growth in other countries may not produce desired levels of revenue or profitability and could instead result in increased costs without a corresponding benefit. We cannot guarantee that our international expansion efforts will be successful.
Certain of the measures we use to evaluate our operating performance are subject to inherent challenges in measurement and may be subject to future adjustments.
We track certain operational metrics, including key performance indicators such as Live Units, Contracted Units, Total Portfolio, Room Nights Booked, Bookable Nights, Occupied Nights, Occupancy Rate, Average Daily Rate (ADR), and RevPAR, with internal systems and tools that are not independently verified by any third party.
While the metrics presented herein are based on what we believe to be reasonable assumptions and estimates, our internal systems and tools have a number of limitations, and our methodologies for tracking these metrics may change over time. In addition, limitations or errors with respect to how we measure data or with respect to the data that we measure may affect our understanding of certain details of our business, which could affect our long-term strategies. If the internal systems and tools we use to track these metrics understate or overstate key performance indicators or contain other technical errors, the data we report may not be accurate. If investors do not perceive our operating metrics to be accurate, or if we discover material inaccuracies with respect to these figures, our reputation may be significantly harmed, and our results of operations and financial condition could be adversely affected.
Our business depends on our reputation and the strength of our brand, and any deterioration could adversely impact our market share, revenues, business, financial condition, or results of operations.
Our business depends on our reputation and the strength of our brand. We believe that the strength of our reputation and brand are important to our ability to attract and retain guests, to compete for attractive new properties, and to establish and preserve good relationships with the communities in which we operate and with local governmental authorities and regulators. Many factors can affect our reputation and the value of our brand, including:
•The quality of guest service, and the guest experience from booking through check-out;
•The nature and severity of guest complaints;
•Guest safety and their perception of safety;
•Guest privacy and data security practices, and any breaches of privacy or data security;
•Our approach to health and cleanliness within units and common areas;
•Publicized incidents in or around our properties;
•Employee and labor relations;
•Any local concerns about perceived over-tourism or the effect of new hotels or other accommodations on affordable housing, noise or neighborhood congestion;
•Our support for local communities, and other community relations matters;
•Our approach to supply chain management, sustainability, human rights, and other matters relating to corporate social responsibility;
•Our ability to protect and use our brand and trademarks; and
•Any perceived or alleged non-compliance with regulatory requirements.
Reputational value is also based on perceptions, and broad access to social media makes it easy for anyone to provide public feedback that can influence perceptions of us, our brand and our properties. It may be difficult to control or effectively manage negative publicity, regardless of whether it is accurate.
Our ability to control our reputation and brand is also limited due to the role of third parties in our business. For example, guests who book stays through OTAs and other indirect channels sometimes have issues with their bookings that we do not control, such as refund and cancellation terms, which may result in disputes or otherwise negatively affect our reputation.

We also rely on third-party companies to provide some guest services, including housekeeping and linen services at many of our locations, and remote guest support. We do not directly control these companies or their personnel. We also depend upon our landlords to perform important maintenance and other functions at our properties, particularly in common areas, and at many properties we do not control access to or amenities at the entire building, including pools, gyms and food and beverage services. Guest complaints or negative publicity about our properties, services or business activities, due to our own operations or actions or omissions of third parties, could diminish consumer confidence in the Sonder brand and impair our relationships with guests, landlords, governmental authorities, local residents, third-party business partners, and others that are important to our business.
We may become involved in claims, lawsuits, and other proceedings that could adversely affect our business, financial condition, and results of operations.
We are involved in various legal proceedings relating to matters incidental to the ordinary course of our business, and may be subject to additional legal proceedings from time to time. Such legal actions include tort and other general liability claims, employee claims, consumer protection claims, violations of privacy claims, commercial disputes, claims by guests, claims under state and federal law, and disputes with landlords. Due to the potential risks, expenses, and uncertainties of litigation, we may, from time to time, settle disputes even where we have meritorious claims or defenses. We may also be the subject of subpoenas, requests for information, reviews, investigations and proceedings (both formal and informal) by governmental agencies regarding our business activities. Legal and regulatory proceedings can be time-consuming, divert management’s attention and resources, and cause us to incur significant expenses or liability for substantial damages. The timing and amount of these expenses and damages are difficult to estimate and subject to change, and they could adversely affect our business, financial condition and results of operations.
We may be subject to liability for the activities of our guests or other incidents at our properties, which could harm our reputation and increase our operating costs.
We may be subject to claims of liability based on events that occur during guests’ stays, including those related to robbery, injury, illness, death, physical damage to property, and other similar incidents. These claims could increase our operating costs and adversely affect our business and results of operations, even if they do not result in liability, as we may incur costs related to investigation and defense. This risk is heightened due to the fact that, in many cases, we do not control access to certain areas of buildings in which our units are located. From time to time, we must also spend time and resources resolving issues with guests who remain past their paid stay, which results in lost revenue and higher costs. If we are subject to additional disputes, liability or claims of liability relating to the acts of our guests, third parties in or around our leased properties (including residents of these properties who are not our guests) or the condition of the leased properties, we may be subject to negative publicity, incur additional expenses, face regulatory or governmental scrutiny, and be subject to liability, any of which could harm our business and operating results.
We are subject to claims and liabilities associated with potential health and safety issues and hazardous substances at our properties.
We and the developers and owners of our leased properties are exposed to potentially significant liabilities and compliance costs as a result of any hazardous or unsafe conditions at our properties, including under environmental, health and safety laws and regulations. These laws and regulations govern matters such as the release, use, storage and disposal of hazardous and toxic substances, such as asbestos, mold, radon gas, or lead, and unsafe or unhealthy conditions at hotels and other residential premises. Failure to comply with these laws, including any required permits or licenses, can result in substantial fines or possible revocation of our authority to conduct operations. Any impairment of our or our landlords’ authority to permit hospitality operations at our leased properties, due to these factors, could harm our reputation and revenue. We could also be liable under environmental, health and safety laws for the costs of investigation, removal or remediation of hazardous or toxic substances or unsafe or unhealthy conditions at our currently or formerly leased or managed properties, even if we did not know of or cause the presence or release of the substances or conditions, and even where this is contractually the responsibility of our landlord.
The presence or release of toxic, unhealthy or hazardous substances or conditions at our properties could result in governmental investigations and third-party claims for personal injury, property or natural resource damages, business interruption or other losses, and costly disputes with our landlords and guests. For example, we have engaged in litigation with one of our landlords relating to the presence of toxic mold at one property, and we have faced expensive and disruptive claims relating to Legionella bacteria contamination in the water supply at another property, including lawsuits by guests. We expect to encounter claims, governmental investigations and potential enforcement actions about property conditions and related matters in the future. These claims and the need to investigate, remediate or otherwise address hazardous, toxic or unsafe conditions could adversely affect our business, reputation, results of operations and financial condition. Environmental, health and safety requirements have also become increasingly stringent, and our costs may increase as a result. New or revised laws and regulations or new interpretations of existing laws and regulations, such as those related to climate change, could affect the operation of our properties or result in significant additional expense and restrictions on our business operations.
We rely on our third-party landlords to deliver properties to us in a safe and suitable condition, and in most cases we do not undertake to independently verify the safety, suitability or condition of the properties we lease. We expect to continue to rely on landlords to disclose information about their properties, though such disclosures may be inaccurate or incomplete, and to keep the properties in a safe and compliant condition in accordance with the terms of our leases and applicable law. If unsafe or unhealthy conditions are present or develop at our properties, our guests may be harmed, we may be subject to expensive and disruptive claims, and our reputation, business, results of operations, and financial condition could be materially and adversely affected.
We are subject to the risk of financial and reputational damage due to fraud.
We have from time to time experienced, and expect to continue to experience, fraud in connection with bookings and payments. The methods used by perpetrators of fraud are complex and constantly evolving. We devote substantial resources to trust and security measures, but they may not detect all fraudulent activity or prevent stays that are disruptive or harmful to neighbors or other guests. As a result, we expect to continue to receive complaints from guests and requests for reimbursement of their payments, as well as actual or threatened related legal action against us, due to fraudulent activity or the actions of persons booking stays under false pretenses.
We may focus on rapid innovation, expansion and growth, over short-term financial results.
We often emphasize innovation and growth, sometimes over short-term financial results. We have taken actions in the past and may continue to make decisions that have the effect of reducing our short-term revenue or profitability if we believe that the decisions will benefit long-term revenue and profitability through enhanced guest experiences, penetration of new markets, greater familiarity with the Sonder brand, or otherwise. The short-term reductions in revenue or profitability could be more severe than anticipated. These decisions may not produce the expected long-term benefits, in which case our growth, guest experience, relationships with developers and landlords, and business and results of operations could be harmed.
We depend on our key personnel and other highly skilled personnel, and if we fail to attract, retain, motivate or integrate our personnel, our business, financial condition and results of operations could be adversely affected.
Our success depends to a significant degree on the continued service of our founders, senior management team, key technical, financial and operations employees and other highly skilled personnel and on our ability to identify, hire, develop, promote, motivate, retain and integrate highly qualified personnel for all areas of our organization. We may not be successful in attracting and retaining qualified personnel to fulfill our current or future needs. In addition, all of our U.S.-based employees, including our management team, work for Sonder on an at-will basis, and there is no assurance that any such employee will remain with us. Competitors may be successful in recruiting and hiring members of our management team or other key employees, and it may be difficult to find suitable replacements on a timely basis, on competitive terms or at all. If we are unable to attract and retain the necessary personnel, particularly in critical areas of our business, we may not achieve our strategic goals.
We face intense competition for highly skilled personnel in all areas of our business, especially in the San Francisco Bay Area, the Dallas-Fort Worth metroplex, Denver and Montreal where we have a substantial presence, and the recent move by companies to offer a remote or hybrid work environment may increase the competition for such employees. To attract and retain top talent, we have had to offer, and we believe we will need to continue to offer, competitive compensation and benefits packages. Job candidates and existing personnel often consider the value of the equity awards they receive in connection with their employment. If the perceived value of our equity awards declines, it may adversely affect our ability to attract and retain highly qualified personnel. We may need to invest significant amounts of cash and equity to attract and retain new employees and expend significant time and resources to identify, recruit, train and integrate such employees, and we may never realize returns on these investments. In addition, prolonged remote work, as well as COVID-19 more generally, introduced new dynamics into the households of many of our employees, including struggling with work-life balance and feelings of stress and social isolation, and we experienced and may continue to experience higher levels of attrition. If we are unable to effectively manage our hiring needs or successfully integrate new hires, our efficiency, ability to meet forecasts and employee morale, productivity and retention could suffer, which could adversely affect our business, financial condition and results of operations.

We are subject to risks associated with the employment of hospitality personnel, particularly at locations that employ unionized labor, and the use of third-party guest services contractors.
Our hospitality employees and other guest services personnel are critical to our ability to add properties, maintain our units, enhance the guest experience, and attract and retain guests. If our relationship with employees in any city or at any key property, or within our central guest services function, deteriorates for any reason, our reputation, guest relationships and revenue may suffer, and we may incur costs to replace and retrain additional personnel or third-party contractors. In addition, many of our guest services representatives and housekeepers who provide services to us and our guests are employed by third-party agencies, which we do not control. Our business and reputation could be harmed in the event of any dispute with these agencies by their staff or with us, or if their staff do not provide services that meet our or our guests’ standards and expectations. Guest services, live support for guest bookings, and our expenses may also be adversely affected by any event that disrupts the operations of our third-party guest services contractors. For example, the typhoon that struck the Philippines in December 2021 disrupted our outsourced service center there, causing temporary delays in guest responses and other temporary disruptions in our operations. In addition, labor costs are a significant component of our operating expenses, and any increase in the cost of wages, benefits or other employee-related costs could cause our results of operations and cash flow to be lower than anticipated. Certain cities have also adopted re-hiring ordinances and other requirements with respect to hotel and other hospitality employees, and these and other employment regulations may increase our costs and impair our operations.
Like other businesses in the hospitality industry, we may be adversely affected by organized labor activity. A small portion of our non-U.S. employees are currently represented by labor unions and/or covered by a collective bargaining agreement. Union, worker council or other organized labor activity may occur at other locations. We cannot predict the outcome of any labor-related proposal or other organized labor activity. Increased unionization of our workforce or other collective labor action, new labor legislation or changes in regulations could be costly, reduce our staffing flexibility or otherwise disrupt our operations, and reduce our profitability. From time to time, hospitality operations may be disrupted because of strikes, lockouts, public demonstrations or other negative actions and publicity involving employees and third-party contractors. We may also incur increased legal costs and indirect labor costs because of disputes involving our workforce. The resolution of labor disputes or new or renegotiated labor contracts could lead to increased labor costs, which are a significant component of our operating costs, either by increases in wages or benefits or by changes in work rules that raise operating costs. Labor disputes and disruptions may also occur within landlords’ workforces at buildings we occupy, which could harm our guests’ experience and reduce bookings at the affected property.
We have identified a material weakness in our internal control over financial reporting, and may identify material weaknesses in the future or otherwise fail to maintain an effective system of internal controls, which may result in material misstatements of our consolidated financial statements.
We have identified a material weakness in our internal control over financial reporting as of December 31, 2021, which, if not remediated, could affect the reliability of our consolidated financial statements and have other adverse consequences. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis.
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
To remediate this material weakness, we have engaged a third party consultant and are developing formal policies and procedures over our lease administration process, implementing a lease administration and accounting system, and providing additional training to personnel responsible for the relevant controls.
We can give no assurance that our efforts will succeed in remediating this deficiency in internal control over financial reporting or that additional material weaknesses in our internal control over financial reporting will not be identified in the future. Our failure to remediate this deficiency, or to implement and maintain effective internal control over our lease accounting data, could result in errors in our consolidated financial statements.

Our failure to implement and maintain effective internal control over financial reporting could result in errors in our consolidated financial statements that could result in a restatement of our consolidated financial statements, and could cause us to fail to meet our reporting obligations, any of which could diminish investor confidence in us and cause a decline in the price of the common stock. Failure could also subject us to potential delisting from Nasdaq or to other regulatory investigations and civil or criminal sanctions.
If we are unable to adapt to changes in technology, our business could be harmed.
Our website and mobile app, and the technology-enabled features of our units, are critical to our business, and guests increasingly demand technology-driven features and amenities when they seek accommodations. Therefore, we will need to continuously modify and enhance our services and business systems to keep pace with technological changes. We may not be successful in developing necessary, functional and popular modifications and enhancements. Furthermore, uncertainties about the timing and nature of these necessary changes could result in unplanned research and development expenses which could result in a failure to meet our financial projections or divert resources from other business initiatives. In addition, if our properties, website or mobile app, or internal systems fail to operate effectively with future technologies, we could experience guest dissatisfaction, lost revenue, difficulties in providing customer service or adding new properties to our portfolio, or other disruptions in our operations, any of which could materially harm our business.
We rely on certain third-party technologies and services, and any failures of or defects in these technologies or any inability to obtain or integrate third-party technologies could harm our business.
We rely on software and other technologies and services supplied by third parties to provide certain services to us and our guests, including internal communications, customer service communications, web hosting, payment processing of guest credit cards, lease management, accounting and other internal functions, and other technologies employed to facilitate bookings and guests’ use and enjoyment of our properties, such as digital locks and streaming television services. Our business may be adversely affected to the extent such software, services and technologies contain errors or vulnerabilities, are compromised or experience outages, or otherwise fail to meet expectations. Any of these risks could increase our costs and adversely affect our business, financial condition and results of operations.
When we incorporate technology from third parties into our technology, we cannot be certain that our licensors are not infringing the intellectual property rights of others or that our suppliers and licensors have sufficient rights to the technology in all jurisdictions in which we may operate. If we are unable to obtain or maintain rights to any of this technology because of intellectual property infringement claims brought by third parties against our suppliers and licensors or against us, our ability to operate some aspects of our business could be severely limited and our business could be harmed. In addition, some of our license agreements may be terminated by our licensors for convenience. If we are unable to obtain necessary technology from third parties, we may be forced to acquire or develop alternate technology, which may require significant time and effort and may be of lower quality or performance standards. This would limit and delay our ability to provide new or competitive offerings and increase our costs. In addition, we may be unable to enter into new agreements on commercially reasonable terms or develop our own technologies and amenities relying on or containing technology previously obtained from third parties. If alternate technology cannot be obtained or developed, we may not be able to offer certain functionality to our guests or manage our business as we had intended, which could adversely affect our business, financial condition and results of operations.
We rely on a third-party payment processor to process payments made by guests, and if we cannot manage our relationships with such third party and other payment-related risks, our business, financial condition and results of operations could be adversely affected.
We rely on a third-party payment processor to process payments made by guests. If our third-party payment processor terminates its relationship with us or refuses to renew its agreement with us on commercially reasonable terms, we would need to find an alternate payment processor, and we may not be able to secure similar terms or replace such payment processor in an acceptable time frame. Furthermore, the software and services provided by our third-party payment processor may fail to meet our expectations, contain errors or vulnerabilities, be compromised or experience outages. Any of these risks could cause us to lose our ability to accept online payments or other payment transactions or make timely payments to landlords, any of which could adversely affect our ability to attract and retain guests or disrupt our operations.
Nearly all payments made to us by our guests are made by credit card, debit card or through a third-party payment service, which subjects us to certain regulations and to the risk of fraud. We may in the future offer new payment options to guests that may be subject to additional regulations and risks. We are also subject to a number of other laws and regulations relating to the payments we accept from our guests, including with respect to money laundering, money transfers, privacy and information security, and these regulations may differ by locality and can be expected to change over time.

Our processing, storage, use and disclosure of personal data exposes us to risks of internal or external security breaches and could give rise to liabilities and/or damage to reputation.
The security of guests’ personal data is essential to maintaining consumer confidence in our services. Among other things, we may collect guests’ name, birthdate, credit card data, proof of identity (including identification numbers) and other personal information as part of the booking process. Cyberattacks by individuals, groups of hackers and state-sponsored organizations are increasing in frequency and sophistication and are constantly evolving. For example, cyberattacks may increase as a result of the Russian invasion of Ukraine in 2022. Security breaches may also occur due to misuse or misappropriation of guests’ personal data by employees or third-party contractors. Any security breach whether instigated internally or externally on our systems or third-party systems could significantly harm our reputation and therefore our business, brand, market share and results of operations. It is possible that computer circumvention capabilities, new discoveries or advances or other developments, including our own acts or omissions, could result in a compromise or breach of consumer data. Techniques used to obtain unauthorized access to systems change frequently and may not be known until launched against us or our third-party service providers. Security breaches can also occur as a result of non-technical issues, including social engineering and other intentional or inadvertent actions by our employees, our third-party service providers, or their personnel. For example, third parties may attempt to fraudulently induce employees or guest services contractors, travel service provider partners or consumers to disclose usernames, passwords or other sensitive information (“phishing”), which may in turn be used to access our information technology systems or to defraud our partners or guests. Third parties may also attempt to take over consumer accounts by using passwords, usernames and other personal information obtained elsewhere to attempt to login to consumer accounts on our website. We have experienced targeted and organized phishing and account takeover attacks and may experience more in the future. These risks are likely to increase as we expand our business, integrate our products and services with those of third parties or at new properties, and store and process more data, including personal information. Our efforts to protect information from unauthorized access may be unsuccessful or may result in the rejection of legitimate attempts to book reservations, each of which could result in lost business and have a material adverse effect on our business, reputation and results of operations.
Our existing security measures may not be successful in preventing security breaches. A party (whether internal, external, an affiliate or unrelated third party) that is able to circumvent our security systems could steal consumer information, transaction data, trade secrets or other proprietary or confidential information. In connection with the audit of our 2020 financial statements, we and our independent auditors identified a material weakness in our controls over system access, program change management and computer operations that are intended to ensure that access to data is adequately restricted. This material weakness was remediated as of December 31, 2021. In the last few years, several major companies experienced high-profile security breaches that exposed their systems and information and/or their consumers’ or employees’ personal information, and it is expected that these types of events will continue to occur. We incur significant costs in an effort to detect and prevent security breaches and other security-related incidents and we expect our costs will increase as we make improvements to our systems and processes to prevent further breaches and incidents. In the event of a future breach or incident, we could be required to expend additional significant capital and other resources in an effort to prevent further breaches or incidents, which may require us to divert substantial resources. Moreover, we could be required or otherwise find it appropriate to expend significant capital and other resources to respond to, notify third parties of, and otherwise address the incident or breach and its root cause, and most jurisdictions have enacted laws requiring companies to notify individuals, regulatory authorities and others of security breaches involving certain types of data. Each of these could require us to divert substantial resources. We have experienced and responded to cyberattacks, which we believe have not had a significant impact on the integrity of our systems or the security of our data, including customer data maintained by us. These issues are likely to become more difficult to manage as we expand the number of places where we operate and the number and variety of services we offer, and as the tools and techniques used in such attacks become more advanced. Security breaches could result in severe damage to our information technology infrastructure, including damage that could impair our ability to book stays, collect payments or otherwise operate our business, or the ability of consumers to make reservations or access our properties or in-room features and services, as well as loss of consumer, financial or other data that could materially and adversely affect our ability to conduct our business or satisfy our commercial obligations. Security breaches could also result in negative publicity, damage our reputation, expose us to risk of loss or litigation and possible liability, subject us to regulatory penalties and sanctions, or cause consumers to lose confidence in our security and choose to stay with our competitors, any of which would have a negative effect on our brand, market share, results of operations and financial condition. Our insurance policies have coverage limits and deductibles and may not be adequate to reimburse us for all losses caused by security breaches.
Additionally, our guests could be affected by security breaches at third parties such as OTAs and a security breach at any such third party could be perceived by consumers as a security breach of our systems, or may decrease confidence in our security measures, and in any event could result in negative publicity, subject us to notification requirements, damage our reputation, expose us to risk of loss or litigation and possible liability and subject us to regulatory penalties and sanctions. In addition, such third parties may not comply with applicable disclosure requirements, which could expose us to liability.

System capacity constraints, system or operational failures, or denial-of-service or other attacks could materially adversely affect our business, results of operations, and financial condition.
Since our founding, we have experienced rapid growth in consumer traffic to our website and usage of our app, and our portfolio of properties has grown and diversified. If our technologies, systems and network infrastructure cannot be expanded or are not scaled to cope with increased demand or fail to perform, it could result in unanticipated disruptions in bookings and guest service, slower response times, decreased guest satisfaction, and delays in launching new properties and markets.
Our systems and operations throughout the world may be vulnerable to damage or interruption from human error, computer viruses, earthquakes, floods, fires, power loss, telecommunications failure, terrorist attacks, cyber attacks, acts of war, and similar events. A catastrophic event that results in the destruction or disruption of our global or Canadian headquarters, warehouses, or other key facilities (including but not limited to offices in our major cities), any third-party cloud hosting facilities, or our critical business or information technology systems could severely affect our ability to conduct normal business operations and result in lengthy interruptions of guest bookings, payments and other operations, which could adversely affect our business, financial condition, and results of operations.
Our systems and operations are also subject to break-ins, sabotage, intentional acts of vandalism, terrorism, and similar misconduct from external sources and malicious insiders. Our existing security measures may not be successful in preventing attacks on our systems, and any such attack could cause significant interruptions in our operations. There are numerous other potential forms of attack, such as phishing, account takeovers, malicious code injections, ransomware, and the attempted use of our platform to launch a denial-of-service attack against another party, each of which could cause significant interruptions in our operations or involve us in legal or regulatory proceedings. Reductions in the availability and response time of our app and website could cause guest dissatisfaction and lost revenue, and measures we may take to divert suspect traffic to our website in the event of such an attack could result in the diversion of bona fide customers. These issues are likely to become more difficult to manage as we expand the number of places where we operate and the variety of services we offer, and as the tools and techniques used in such attacks become more advanced and available. We have experienced targeted and organized phishing and account takeover attacks and may experience more in the future. To date, we believe these attacks have been unsuccessful in causing unauthorized transfers of funds but the outcome of any future attacks is inherently uncertain. Successful attacks could result in negative publicity, financial loss, and damage to our reputation, and could prevent guests from booking stays or receiving services during the attack, any of which could materially adversely affect our business, results of operations, and financial condition.
In the event of certain system failures, we may not have back-up systems, or may be unable to switch to back-up systems immediately, and the time to full recovery could be prolonged. We have experienced system failures from time to time, including failures of important guest-facing systems such as keyless entry systems at guest properties. In addition to placing increased burdens on our engineering staff, these outages can create a significant number of guest issues and complaints that need to be resolved by our guest services team. Any unscheduled interruption in our service could result in an immediate and significant loss of revenue, an increase in guest support costs (including refunds and reimbursements), and harm our reputation, and could result in some consumers switching to competitors. If we experience frequent or persistent system failures, our brand and reputation could be permanently and significantly harmed, and our business, results of operations, and financial condition could be materially adversely affected. Our ongoing efforts to increase the reliability of our systems will be expensive and may not be completely effective in reducing the frequency or duration of unscheduled downtime or in system errors affecting guest experience or our operations. We do not carry business interruption insurance sufficient to compensate us for all losses that may occur.
We use both internally developed systems and third-party systems to operate our mobile app, website and other critical infrastructure, including transaction and payment processing, and financial and accounting systems, and certain technology-enabled features at guest properties. If the number of consumers using our website increases substantially, or if critical internally developed or third-party systems stop operating as designed, we may need to significantly upgrade, expand, or repair our systems and other infrastructure. We may not be able to upgrade our systems and infrastructure to accommodate such conditions in a timely manner, and our systems could be impacted for a meaningful period of time, which could materially adversely affect our business, results of operations, and financial condition. The software underlying our services is highly complex and may contain undetected errors or vulnerabilities, some of which may only be discovered after the code has been released. Any errors or vulnerabilities discovered in our code after release could result in damage to our reputation, loss of customers, disruption to our sales channels, loss of revenue, or liability for damages, any of which could adversely affect our growth prospects and its business.
Disruptions in Internet access or guests’ usage of their mobile devices could harm our business.

Our business depends on the performance and reliability of the Internet, telecommunications network operators, and other infrastructures that are not under our control. Our revenue and guest experience are also heavily dependent on consumers’ ability to interact with our mobile app and guest services functions using their mobile devices. Accordingly, we depend on consumers’ access to the Internet through mobile carriers and their systems. Disruptions in Internet access, whether generally, in a specific region or otherwise, could materially adversely affect our business, results of operations, and financial condition.
Supply chain interruptions may increase our costs or reduce our revenues.
We depend on good vendor relationships and the effectiveness of our supply chain management systems to ensure reliable and sufficient supply, on reasonably favorable terms, of materials used in our renovation, building openings and operating activities, such as furniture, linens, unit decor and appliances, lighting, security equipment and consumables. The materials we purchase and use in the ordinary course of our business are sourced from a wide variety of suppliers around the world, including Vietnam, China, India, and the United States. Disruptions in the supply chain have resulted from the COVID-19 pandemic and may result from other public health crises, weather-related events, natural disasters, trade restrictions, tariffs, increases in interest rates, inflationary pressures, border controls, acts of war, terrorist attacks, third-party strikes, work stoppages or slowdowns, shipping capacity constraints, supply or shipping interruptions or other factors beyond our control. In the event of disruptions in our existing supply chain, the labor and materials we rely on in the ordinary course of our business may not be available at reasonable rates or at all. In some cases, we may rely on a single source for procurement of furniture or other supplies in a given region. Our supply chain also depends on third-party warehouses and logistics providers, including a central distribution center in Texas and smaller warehouses in other markets. Any disruption in the supply, storage or delivery of materials to our leased properties could disrupt operations at our existing locations or significantly delay our opening of a new location, which may cause harm to our reputation and results of operations.
We may be subject to liability claims and our insurance may be inadequate to wholly cover our losses.
We are subject to various types of claims and liabilities in the operation of our business. Despite the procedures, systems and internal controls we have implemented to avoid or mitigate risks, we may experience claims and incur liabilities, whether through a weakness in these procedures, systems and internal controls, or because of negligence or the willful act of an employee, contractor, guest or other third party. Our insurance policies may be inadequate to wholly cover the potentially significant losses that may result from claims arising from incidents related to our units or leased properties, guest or employee acts or omissions, disruptions in our service, including those caused by cybersecurity incidents, failures or disruptions to its infrastructure, catastrophic events and disasters or otherwise. In addition, such insurance may not be available to us in the future on economically reasonable terms, or at all. Further, the insurance may not cover all claims made against us, and defending a suit, regardless of its merit, could be costly and divert management’s attention.
Our business is subject to the risks of earthquakes, fire, floods, and other catastrophic events.
A significant natural disaster could materially adversely affect our business, results of operations, financial condition, and prospects. In addition, climate change could result in an increase in the frequency or severity of natural disasters and cause performance problems with our technology infrastructure.
Although we maintain incident management and disaster response plans, in the event of a major disruption caused by a natural disaster or man-made problem, or outbreak of pandemic diseases or other public health crises, including COVID-19, we may be unable to continue our operations and may experience system interruptions and reputational harm. Acts of terrorism and other geopolitical unrest or armed conflict, such as the 2022 Russian invasion of Ukraine, could also cause disruptions in our business or the business of our landlords, vendors or other business partners, or the economy as a whole. All of the aforementioned risks may be further increased if our disaster recovery plans prove to be inadequate.
Our technology contains third-party open source software components, and failure to comply with the terms of the underlying open source software licenses could restrict our ability to operate as intended or could increase our costs.
Our technology contains software modules licensed to us by third-party authors under “open source” licenses. Use and distribution of open source software may entail greater risks than use of third-party commercial software, as open source licensors generally do not provide support, warranties, indemnification or other contractual protections regarding infringement claims or the quality of the code. In addition, the public availability of such software may make it easier for others to compromise our technology.
Some open source licenses contain requirements that we make available source code for modifications or derivative works we create based upon the type of open source software we use, or grant other licenses to our intellectual property. If we combine our proprietary software with open source software in a certain manner, we could, under certain open source licenses, be required to release the source code of our proprietary software to the public. This would allow our competitors to create similar offerings with lower development effort and time and ultimately could result in a loss of our competitive advantages. Alternatively, to avoid the public release of the affected portions of our source code, we could be required to expend substantial time and resources to re-engineer some or all of our software.
Although we monitor our use of open source software to avoid subjecting our technology to conditions we do not intend, the terms of many open source licenses have not been interpreted by U.S. or foreign courts, and there is a risk that these licenses could be construed in a way that could impose unanticipated conditions or restrictions on our ability to provide or distribute our technology. From time to time, there have been claims challenging the ownership of open source software against companies that incorporate open source software into their solutions. As a result, we could be subject to lawsuits by parties claiming ownership of what we believe to be open source software. Moreover, we cannot assure you that our processes for controlling our use of open source software in our technology will be effective. If we are held to have breached or failed to fully comply with all the terms and conditions of an open source software license, we could face infringement or other liability, or be required to seek costly licenses from third parties to continue providing our offerings on terms that may not be economically feasible, re-engineer our technology, discontinue or delay the provision of our offerings if re-engineering could not be accomplished on a timely basis or make generally available, in source code form, our proprietary code, any of which could adversely affect our business, financial condition and results of operations.
We may be unable to protect our brand and other intellectual property, and we have been and may be subject to legal proceedings and claims relating to intellectual property rights.
Our intellectual property is important to our success. We rely on a combination of trademark, copyright, and trade secret laws, employee and third-party non-disclosure and/or invention assignment agreements and other methods to protect our intellectual property. However, these only afford limited protection, and unauthorized parties may attempt to copy aspects of our services, technology, mobile app, algorithms, or other features and functionality, or to use information that we consider proprietary or confidential. There can be no assurance that any of our intellectual property will be protectable by patents, but if it is, any efforts to obtain patent protection that is not successful may harm our business in that others will be able to use our technologies. In addition, the laws of some foreign countries do not protect proprietary rights to the same extent as do the laws of the United States. There can be no assurance that the steps taken by us to protect our proprietary rights will be adequate or that third parties will not infringe or misappropriate our trademarks, copyrights, and similar proprietary rights. We endeavor to defend our intellectual property rights diligently, but intellectual property litigation is expensive and time-consuming, and may divert managerial attention and resources from our business objectives. We may not be able to successfully defend our intellectual property rights, which could have a material adverse effect on our business, brand, and results of operations.
From time to time, in the ordinary course of business, we have been and may be subject to legal proceedings and claims relating to the intellectual property rights of others, and we expect that third parties will continue to assert intellectual property claims, in particular trademark claims, against us, particularly as we expand the complexity and scope of our business. Successful claims against us could result in a significant monetary liability or prevent us from operating our business, or portions of our business. In addition, resolution of claims may require us to obtain licenses to use intellectual property rights belonging to third parties, which may be expensive to procure, or to cease using those rights altogether. Any of these events could have a material adverse effect on our business, results of operations and financial condition.
Various factors that affect the desirability of our units in a particular region or season could adversely affect our ability to attract and retain guests.
Our units are often located in popular vacation destinations, some of which are more heavily utilized on a seasonal basis. As a result, our revenue in these regions is heavily dependent upon our ability to maintain occupancy during key seasonal periods.
In addition, factors influencing the desirability of our units in a particular city or region or during a specific season could adversely affect our ability to attract new guests and retain existing guests. A significant natural disaster, health crisis, event of civil unrest, political turmoil, acts of war, or other regional disturbance could reduce the number of available units in or visitors to the affected area, thereby reducing our revenue. Our properties are concentrated in a relatively limited number of cities, which makes local events and conditions, and the relative appeal of travel to those cities, particularly important to our business and financial results. In addition, our property leasing and opening process can take substantial time, which may make it more difficult to compete for guests in a newly popular travel destination.

Our properties are concentrated in a limited number of cities, which increases our exposure to local factors affecting demand or hospitality operations.
Our operations are relatively concentrated in a limited number of cities, and we expect that the majority of our operations will continue to be concentrated in a limited number of cities. As of March 31, 2022, our five largest cities (New York City, Philadelphia, New Orleans, Dubai, and Montreal) accounted for approximately 40% of our Live Units, and our 10 largest cities accounted for approximately 60% of our Live Units. Geographic concentration magnifies the risk to us of localized economic, political, public health and other conditions such as national disasters. Civil unrest, public health crises, unusual weather, natural disasters or other factors affecting travel to these cities or other markets in which we are expanding, as well as changes in local competitive conditions, may have a disproportionate negative effect on our revenue and on our ability to secure sufficient staffing, supplies or services for our largest markets.
We are exposed to fluctuations in currency exchange rates.
Since we conduct a portion of our business outside the United States but report our results in U.S. dollars, we face exposure to adverse movements in currency exchange rates, which may cause our revenue and operating results to differ materially from expectations. In addition, fluctuation in our mix of U.S. and foreign currency denominated transactions may contribute to this effect as exchange rates vary. Moreover, as a result of these exchange rate fluctuations, revenue, cost of revenue, operating expenses and other operating results may differ materially from expectations when translated from the local currency into U.S. dollars upon consolidation. For example, if the U.S. dollar strengthens relative to foreign currencies our non-U.S. revenue would be adversely affected when translated into U.S. dollars. Conversely, a decline in the U.S. dollar relative to foreign currencies would increase our non-U.S. revenue when translated into U.S. dollars. As exchange rates vary, revenue, cost of revenue, operating expenses and other operating results, when translated, may differ materially from expectations. In addition, our revenue and operating results are subject to fluctuation if our mix of U.S. and foreign currency denominated transactions and expenses changes in the future. We may enter into hedging arrangements in order to manage foreign currency exposure, but such activity may not completely eliminate fluctuations in our operating results.
Changes in our effective tax rate could harm our future operating results.
We are subject to federal and state income taxes in the United States and in various international jurisdictions. Our provision for income taxes and our effective tax rate are subject to volatility and could be adversely affected by several factors, including:
•Earnings being lower than anticipated in countries that have lower tax rates and higher than anticipated in countries that have higher tax rates;
•Effects of certain non-tax-deductible expenses, including those arising from the requirement to expense stock options;
•Changes in the valuation of our deferred tax assets and liabilities;
•Adverse outcomes resulting from any tax audit, including transfer pricing adjustments with respect to intercompany transactions;
•Our ability to utilize our net operating losses and other deferred tax assets; and
•Changes in accounting principles or changes in tax laws and regulations, or the application of the tax laws and regulations, including possible U.S. changes to the deductibility of expenses attributable to foreign income or the foreign tax credit rules.
Our corporate structure and intercompany arrangements cause us to be subject to the tax laws of various jurisdictions, and we could be obligated to pay additional taxes, which could materially adversely affect our business, financial condition, results of operations, and prospects.
We are expanding our international operations and personnel to support our business in international markets. We generally conduct our international operations through wholly-owned subsidiaries and are or may be required to report our taxable income in various jurisdictions worldwide based upon our business operations in those jurisdictions. Our intercompany relationships are subject to complex transfer pricing regulations administered by tax authorities in various jurisdictions. The amount of taxes we pay in different jurisdictions may depend on the application of the tax laws of such jurisdictions, including the United States, to our international business activities, changes in tax rates, new or revised tax laws, interpretations of existing tax laws and policies, and our ability to operate our business in a manner consistent with our corporate structure and intercompany arrangements. The relevant tax authorities may disagree with our determinations as to the income and expenses attributable to specific jurisdictions. If such a disagreement were to occur, and our position was not sustained, we could be required to pay additional taxes, interest, and penalties, which could result in one-time tax charges, higher effective tax rates, reduced cash flows, and lower overall profitability of our operations.
If existing tax laws, rules or regulations are amended, or if new unfavorable tax laws, rules or regulations are enacted, including with respect to occupancy, sales, value-added taxes, withholding taxes, revenue based taxes, unclaimed property, or other tax laws applicable to the multinational businesses, the results of these changes could increase our tax liabilities. Possible outcomes include double taxation, multiple levels of taxation, or additional obligations, prospectively or retrospectively, including the potential imposition of interest and penalties. Demand for our products and services could decrease if such costs are passed on to our guests, result in increased costs to update or expand our technical or administrative infrastructure or effectively limit the scope of our business activities should we decide not to conduct business in particular jurisdictions.
We are subject to federal, state, and local income, sales, and other taxes in the United States and income, withholding, transaction, and other taxes in numerous foreign jurisdictions. Evaluating our tax positions and our worldwide provision for taxes is complicated and requires exercising significant judgment. During the ordinary course of business, there are many activities and transactions for which the ultimate tax determination is uncertain. In addition, our tax obligations and effective tax rates could be adversely affected by changes in the relevant tax, accounting, and other laws, regulations, principles, and interpretations, including those relating to income tax nexus, by recognizing tax losses or lower than anticipated earnings in jurisdictions where we have lower statutory rates, or higher than anticipated earnings in jurisdictions where we have higher statutory rates, by changes in foreign currency exchange rates, or by changes in the valuation of our deferred tax assets and liabilities. We may be audited in various jurisdictions, and such jurisdictions may assess additional taxes (including income taxes, sales taxes, and value added taxes) against us. Although we believe our tax estimates are reasonable, the final determination of any tax audits or litigation could differ materially from our historical tax provisions and accruals, which could have an adverse effect on our results of operations or cash flows in the period or periods for which a determination is made.
We may be subject to substantial liabilities if it is determined that we should have collected, or in the future should collect, additional sales and use, value added or similar taxes.
We currently collect and remit applicable sales taxes and other applicable transfer taxes in jurisdictions where we, through our employees or economic activity, have a presence and where we have determined, based on applicable legal precedents, that sales of travel accommodations are classified as taxable. We do not currently collect and remit state and local excise, utility user, or ad valorem taxes, fees, or surcharges in jurisdictions where we believe we do not have sufficient “nexus.” There is uncertainty as to what constitutes sufficient nexus for a state or local jurisdiction to levy taxes, fees, and surcharges on sales made over the Internet, and there is also uncertainty as to whether our characterization of our traveler accommodations in certain jurisdictions will be accepted by state and local tax authorities.
The application of indirect taxes, such as sales and use, value added, goods and services, business, and gross receipts taxes, to businesses that transact online, such as ours, is a complex and evolving area. In some instances, we sell our services through OTAs and do not control how taxes are collected or remitted. There are substantial ongoing costs associated with complying with the various indirect tax requirements in the numerous markets in which we conduct or may conduct business. If an OTA does not collect such taxes from travelers, we could be held liable for such obligations. The application of existing or future indirect tax laws, whether in the United States or internationally, or the failure to collect and remit such taxes, could materially adversely affect our business, financial condition, results of operations, and prospects.
Failure to comply with anti-bribery, anti-corruption laws and similar laws, could subject us to penalties and other adverse consequences.
We are subject to the U.S. Foreign Corrupt Practices Act of 1977, as amended, commonly referred to as the FCPA, the U.S. Travel Act, the United Kingdom Bribery Act 2010, and possibly other anti-bribery and anti-corruption laws in countries outside of the United States in which we conduct activities. Anti-corruption and anti-bribery laws have been enforced aggressively in recent years and are interpreted broadly to generally prohibit companies, their employees, agents, representatives, business partners, and third-party intermediaries from authorizing, offering, or providing, directly or indirectly, improper payments or benefits to recipients in the public or sometimes the private sector.
We sometimes engage third parties to conduct our business abroad. We and our employees, agents, representatives, business partners and third-party intermediaries may have direct or indirect interactions with officials and employees of government agencies or state-owned or affiliated entities and may be held liable for the corrupt or other illegal activities of these employees, agents, representatives, business partners or third-party intermediaries even if we do not explicitly authorize such activities. We cannot guarantee that all of our employees and agents will not take actions in violation of applicable law, for which we may be ultimately held responsible. As we increase our international sales and business, the risks under these laws may increase.
These laws also require that we keep accurate books and records and maintain internal controls and compliance procedures designed to prevent any such actions. While we have policies and procedures to address compliance with such laws, we cannot guarantee that none of our employees, agents, representatives, business partners or third-party intermediaries will take actions in violation of Company policies and applicable law, for which we may be ultimately held responsible.
Any allegations of or actual violation of the FCPA or other applicable anti-bribery and anti-corruption laws could result in whistleblower complaints, sanctions, settlements, prosecution, enforcement actions, fines, damages, adverse media coverage, investigations, loss of export privileges, severe criminal or civil sanctions, or suspension or debarment from U.S. government contracts, all of which may have an adverse effect on our reputation, business, results of operations, and prospects. Responding to any investigation or action will likely result in a materially significant diversion of management’s attention and resources and significant defense costs and other professional fees.
We are subject to governmental export and import controls and economic sanctions programs that could impair our ability to compete in international markets or subject us to liability if we violate these controls.
In many cases, our business activities are subject to U.S. and international import and export control laws and regulations including trade and economic sanctions maintained by the Office of Foreign Assets Control, or OFAC. For example, restrictions may exist on our ability to provide services to persons located in certain U.S. embargoed or sanctioned countries or listed on certain lists of sanctioned persons. U.S. and other international authorities recently imposed, and may further impose, sanctions related to the 2022 Russian invasion of Ukraine. Additionally, the import of furniture used in various properties must be conducted in accordance with applicable import laws and regulations. If we were to fail to comply with such import or export control laws and regulations, trade and economic sanctions, or other similar laws, we could be subject to both civil and criminal penalties, including substantial fines, possible incarceration for employees and managers for willful violations, and the possible loss of export or import privileges.
Operating as a public company requires us to incur substantial costs and requires substantial management attention. In addition, key members of our management team have limited experience managing a public company.
We incur substantial legal, accounting, and other expenses that we did not incur as a private company. For example, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, the applicable requirements of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, or the Dodd-Frank Act, the rules and regulations of the SEC, and the listing standards of Nasdaq. Compliance with these rules and regulations increases our legal and financial compliance costs, and increases demand on our systems, particularly after we are no longer an “emerging growth company” under SEC rules. In addition, we may be subject to stockholder activism, which can lead to additional substantial costs, distract management, and impact the manner in which we operate our business in ways that we cannot currently anticipate. As a result of disclosure of information in filings required of a public company, our business and financial condition has become more visible, which may result in threatened or actual litigation, including by competitors.
Some members of our management team have limited experience managing a publicly traded company, interacting with public company investors, and complying with the increasingly complex laws pertaining to public companies. Our management team may not successfully or efficiently manage our transition to being a public company subject to significant regulatory oversight and reporting obligations under the federal securities laws and the continuous scrutiny of securities analysts and investors. These new obligations and constituents will require significant attention from our senior management and could divert their attention away from the day-to-day management of our business, which could adversely affect our business, financial condition, and results of operations.
If we fail to maintain an effective system of disclosure controls and internal control over financial reporting, our ability to produce timely and accurate financial statements or comply with applicable regulations could be impaired, which may adversely affect investor confidence in us and, as a result, the market price of our common stock.
As a public company, we are required to comply with the requirements of the Sarbanes-Oxley Act, including, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. We are continuing to develop and refine our disclosure controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file with the SEC is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that information required to be disclosed in reports under the

Exchange Act, is accumulated and communicated to our management, including our principal executive and financial officers.
We are also continuing to improve our internal control over financial reporting. As disclosed elsewhere in this report, we have identified a material weakness in our internal control over financial reporting. Pursuant to the SEC rules that implement Section 404 of the Sarbanes-Oxley Act, beginning with our second annual report on Form 10-K, as a public company, we will be required to make a formal assessment of the effectiveness of our internal control over financial reporting, and once we cease to be an emerging growth company, we will be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. To achieve compliance with these requirements within the prescribed time period, we have engaged in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we will need to continue to dedicate internal resources, potentially engage outside consultants and adopt a detailed work plan to assess and document the adequacy of our internal control over financial reporting, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. Despite our efforts, there is a risk that we will not be able to conclude, within the prescribed time period or at all, that our internal control over financial reporting is effective as required by Section 404 of the Sarbanes-Oxley Act. Moreover, our testing, or the subsequent testing by our independent registered public accounting firm, may reveal deficiencies in our internal control over financial reporting that are deemed to be material weaknesses.
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
Risks Related to Government Regulation
Unfavorable changes in, or interpretations or enforcement of, government regulations or taxation of the evolving short-term and long-term rental, Internet and e-commerce industries could harm our operating results.
We operate in markets throughout the world and are subject to various regulatory and taxation requirements of the jurisdictions in which we operate. Our regulatory compliance efforts are burdensome because each local jurisdiction has different requirements, including with respect to zoning, licensing, permitting, sanitation, accessibility, taxes, employment, labor and health and safety, and regulations in the industry are constantly evolving. Compliance requirements that vary significantly from jurisdiction to jurisdiction reduce our ability to achieve economies of scale, add compliance costs, and increase the potential liability for compliance deficiencies. In addition, laws or regulations that may harm our business could be adopted, or interpreted in a manner that affects our activities, including but not limited to the regulation of personal and consumer information, consumer advertising, labor laws, accessibility, health and safety, taxation, and real estate and hotel licensing and zoning requirements. Violations or new interpretations of these laws or regulations may result in penalties, disrupt our ability to operate existing properties or to develop new ones, negatively impact our guest relations or operations in other ways, increase our expenses, and damage our reputation and business.
In addition, since we began operations, there have been, and continue to be, regulatory developments that affect the hospitality services industry and the ability of companies like us to offer units for specified durations or in certain neighborhoods. For example, some municipalities have adopted ordinances that limit our ability to offer certain properties to guests for fewer than a stated number of consecutive nights, such as 30 nights, or for more than an aggregate total number of nights per year, and other cities may introduce similar regulations, including after we have already leased properties and begun to offer stays to guests there. In addition, many of the fundamental statutes and regulations that impose taxes or other obligations on travel and hospitality companies were established before the growth of the Internet and e-commerce, which creates a risk of these laws being used in ways not originally intended that could harm our business. These and other similar new and newly interpreted regulations could increase our costs, require us to reduce or even cease operations in certain locations, reduce the diversity and number of units available for us to lease and offer to guests, and otherwise harm our business and operating results.
From time to time, we have been involved in and expect to continue to become involved in challenges to, or disputes with government agencies regarding interpretations of laws and regulations. There can be no assurance that we will be successful in these challenges or disputes.
New, changed, or newly interpreted or applied laws, statutes, rules, regulations or ordinances, including tax laws, could also increase landlords’ compliance, operating and other costs. This, in turn, could deter landlords from renting their properties to us, negatively affect lease renewals, impair landlords’ ability or willingness to repair and maintain leased properties, or increase costs of doing business. Any or all of these events could adversely impact our business and financial performance.
Furthermore, as we expand or change our business and the services that we offer or the methods by which we offer them, we may become subject to additional legal regulations, tax requirements or other risks. Whether we comply with or challenge these additional regulations, our costs may increase and our business could otherwise be harmed.
We will continue to incur increased costs and demands upon management as a result of complying with the laws and regulations affecting public companies, which could adversely affect our business, results of operations and financial condition.
As a public company, we incur substantial legal, accounting and other expenses that we did not incur as a private company, and these expenses may increase even more after we are no longer an “emerging growth company.” For example, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Act, the rules and regulations of the SEC and the listing standards of Nasdaq. Our management and other personnel devote a substantial amount of time to compliance with these requirements and we expect these rules and regulations to substantially increase our legal and financial compliance costs. For example, these rules and regulations make it more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to maintain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our board of directors, particularly to serve on our audit committee and compensation committee, or as our executive officers. In addition, we have expended, and anticipate that we will continue to expend, significant resources in order to maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting. In that regard, we will need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge. In addition, as a public company, we may be subject to shareholder activism, which can lead to substantial costs, distract management and impact the manner in which we operate our business in ways we cannot currently anticipate. As a result of disclosure of information in filings required of a public company, our business and financial condition have become more visible, which may result in threatened or actual litigation, including by competitors and other third parties. If such claims are successful, our business and results of operations could be adversely affected, and even if the claims do not result in litigation or are resolved in our favor, these claims, and the time and resources necessary to resolve them, could divert the resources of our management and adversely affect our business and results of operations. These increased costs and demands upon management could adversely affect our business, results of operations and financial condition.
The costs and other risks associated with complying with the Americans with Disabilities Act and similar legislation outside of the United States may be substantial.
We are subject to the Americans with Disabilities Act, commonly referred to as the ADA, and similar laws and regulations in certain jurisdictions outside of the United States. These laws and regulations require public accommodations to meet certain requirements related to access and use by disabled people. Our landlords may not have designed, constructed or operated their properties to comply fully with the ADA or similar laws, and our operations may not fully comply with such laws. Operators of hospitality websites, including ourselves, are also occasionally targeted by complaints that they have failed to make their sites and online reservation systems sufficiently accessible. We have been subject to minor claims by litigants regarding such website compliance in the past, and may encounter claims, governmental investigations and potential enforcement actions in the future. We may be required to expend substantial resources to remedy any noncompliance at our leased properties or in our app or website, or to defend against complaints of noncompliance, even if they lack merit. If we fail to comply with the requirements of the ADA or similar laws, we could be subject to fines, penalties, injunctive action, costly legal proceedings, an award of damages to private litigants, mandated capital expenditures to remedy such noncompliance, reputational harm and other business effects that could materially and adversely affect our brand and results of operations.
If we fail to comply with federal, state, and foreign laws relating to privacy and data protection, we may face potentially significant liability, negative publicity, and an erosion of trust, and increased regulation could materially adversely affect our business, results of operations, and financial condition.
In our processing of travel transactions and information about guests and their stays, we receive and store a large volume of personally identifiable data. This data is increasingly subject to legislation and regulations in numerous jurisdictions around the world, such as the European Union’s General Data Protection Regulation (the GDPR), and variations and implementations of that regulation in the member states of the European Union. The GDPR, which went into effect in May 2018, has resulted and will continue to result in significant compliance costs for us. If we violate the GDPR, we could be subject to significant fines. The California Consumer Privacy Act of 2018 and its implementing regulations, as amended

(the CCPA), which went into effect on January 1, 2020, establishes data privacy rights for consumers and compliance requirements for businesses doing business in California. Moreover, California voters approved the California Privacy Rights Act (the CPRA), in November 2020. The CPRA significantly modifies the CCPA, creating obligations relating to consumer data beginning on January 1, 2023, with implementing regulations expected in the third or fourth quarter of 2022, and enforcement beginning July 1, 2023. The Canadian Personal Information Protection and Electronic Documents Act (PIPEDA) is Canada’s primary federal private-sector privacy law. PIPEDA considers a “private sector” organization to be an organization or person engaged in commercial activity. Violation of PIPEDA can lead to a court action brought by individuals or by the Office of the Privacy Commissioner of Canada. Other jurisdictions may adopt similar data protection regulations. For example, the states of Virginia, Colorado, and Utah have each recently adopted their own privacy legislation, each of which will go into effect in 2023. Additional states, such as Connecticut, have recently passed privacy legislation, and several others have privacy legislation pending in their legislatures. Such laws and regulations are typically intended to protect the privacy of personal data that is collected, processed and transmitted in or from the governing jurisdiction. These laws and their interpretations continue to develop and may be inconsistent from jurisdiction to jurisdiction. In many cases, these laws apply not only to third-party transactions, but also to transfers of information between us and our subsidiaries, including employee information. While we have invested and continue to invest resources to comply with the GDPR, the CCPA, and other privacy regulations, many of these regulations are new, extremely complex, and subject to interpretation. Any failure, or perceived or alleged failure, by us to comply with our privacy policies or with any federal, state, or international laws, regulations, industry self-regulatory principles, industry standards or codes of conduct, regulatory guidance, orders to which we may be subject, or other actual or asserted legal or contractual obligations relating to privacy, data protection, information security, or consumer protection could adversely affect our reputation, brand and business, and may result in claims, proceedings, or actions against us by governmental entities or others or other liabilities or require us to change our operations and/or cease or modify our use of certain data sets. Any such claim, proceeding or action could hurt our reputation, brand and business, force us to incur significant expenses in defense of such proceedings, distract our management, increase our costs of doing business, result in a loss of customers and suppliers or an inability to process credit card payments, and may result in the imposition of monetary penalties. We may also be contractually required to indemnify and hold harmless third parties from the costs or consequences of non-compliance with any laws, regulations, or other legal obligations relating to privacy or consumer protection or any inadvertent or unauthorized use or disclosure of data that we store or handle as part of operating our business.
We could be adversely affected if legislation or regulations are expanded to require changes in our business practices or if governing jurisdictions interpret or implement their legislation or regulations in ways that negatively affect our business, results of operations, or financial condition. For example, federal, state, and international governmental authorities continue to evaluate the privacy implications inherent in the use of third-party “cookies” and other methods of online tracking for behavioral advertising and other purposes. The United States and foreign governments have enacted, have considered, or are considering legislation or regulations that could significantly restrict the ability of companies and individuals to engage in these activities, such as by regulating the level of consumer notice and consent required before a company can employ cookies or other electronic tracking tools or the use of data gathered with such tools. Additionally, some providers of consumer devices and web browsers have implemented, or announced plans to implement, means to make it easier for Internet users to prevent the placement of cookies or to block other tracking technologies, which could, if widely adopted, result in the use of third-party cookies and other methods of online tracking becoming significantly less effective. Regulation of the use of these cookies and other online tracking and advertising practices, or a loss in our ability to make effective use of services that employ such technologies, could increase our costs of operations and limit our ability to track trends, optimize our services, or acquire new customers on cost-effective terms and consequently, materially adversely affect our business, financial condition and operating results.

Regulators and legislatures at the local, state, and national level are also taking an increased interest in regulating the collection and use of biometric data, which plays an important role in our trust and safety processes. Specifically, the third parties that provide the identity verification process for us use facial geometry data to verify that a guest’s selfie picture matches the photograph on the government-issued identification provided by the guest, similar to a front desk worker at a traditional hotel visually comparing a guest’s government identification to the guest’s face. Legislation such as the GDPR and the Illinois Biometric Privacy Act, as well as local regulations in various jurisdictions, place tight regulation on the collection, use and sharing of biometric information, as well as requirements for notice and consent from individual data subjects. New laws and regulations regarding the collection, use, and sharing of biometric data have also recently been proposed or enacted in other states, and the eventual impact of those laws and regulations on Sonder’s operations remains uncertain. A failure, or alleged or perceived failure, by us to comply with these requirements could adversely affect our reputation, brand and business, and may result in claims, proceedings, or actions against us by governmental entities or private litigants or require us to change our operations and/or our ability to ensure the safety of our guests, which could adversely affect our reputation or require us to make significant investments in new technologies or processes.

Failure to comply with consumer protection, marketing and advertising laws, including with regard to direct marketing and internet marketing practices, could result in fines or place restrictions on our business.
Our business is subject to various laws and regulations governing consumer protection, advertising and marketing. We may encounter governmental and private party investigations and complaints in areas such as the clarity, accuracy and presentation of information on our website or in third-party listings of our properties, as has occurred with respect to other hospitality booking sites. In addition, as we attempt to increase the proportion of stays booked directly through our website, our marketing activities will be subject to various laws and regulations in the U.S. and internationally that govern online and other direct marketing and advertising practices. Our marketing activities could be restricted, our guest relationships and revenues could be adversely affected, and our costs could increase, due to changes required in its marketing, listing or booking practices, or any investigations, complaints or other adverse developments related to these laws and regulations.
Industry-specific payment regulations and standards are evolving and unfavorable industry-specific laws, regulations, interpretive positions or standards could harm our business.
Our payment processors expect attestation of compliance with the Payment Card Industry (PCI) Data Security Standards. If we are unable to comply with these guidelines or controls, or if our customers or third-party payment processors are unable to obtain regulatory approval to use our services where required, our business may be harmed. For example, failing to maintain our Attestation of Compliance for PCI could result in monthly fines or other adverse consequences until compliance is re-established via an external PCI qualified security assessor. Existing third parties or future business partnerships may opt out of processing payment card transactions if we are unable to achieve or maintain industry-specific certifications or other requirements or standards relevant to our customers and business partners.
Risks Related to Indebtedness and Liquidity
We may require additional capital to support business growth, and this capital might not be available in a timely manner or on favorable terms.
We intend to continue to make investments to support our business growth and may require additional funds to respond to business challenges, including the need to develop or add new properties or services or enhance our existing properties or services, enhance our operating infrastructure, add personnel, and acquire complementary businesses and technologies. Accordingly, we may need to engage in equity or debt financings to secure additional funds in the future. If we raise additional funds through further issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock. Any debt financing could involve restrictive covenants relating to financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions or strategic partnerships. In addition, we may not be able to obtain additional financing on favorable terms, if at all. If we are unable to obtain adequate or satisfactory financing when we requires it, our ability to continue to support our business growth and to respond to business challenges could be significantly limited.
Our indebtedness could adversely affect our business and financial condition.
As of March 31, 2022, we had indebtedness related to our Delayed Draw Notes in the aggregate principal amount of $168.1 million, secured against substantially all of our assets. On December 22, 2020, we entered into a credit facility with Investissement Québec for CAD$30 million, which we will be able to draw down upon after meeting certain milestones related to our operations in Canada. Risks relating to our indebtedness include:
•Increasing our vulnerability to general adverse economic and industry conditions;
•Requiring us to dedicate a portion of our cash flow to principal and interest payments on our indebtedness, thereby reducing the availability of cash flow to fund working capital, location acquisition costs, capital expenditures, acquisitions and investments and other general corporate purposes;
•Making it more difficult for us to optimally capitalize and manage the cash flow for our businesses;
•Limiting our flexibility in planning for, or reacting to, changes in our business and the markets in which we operate, due in part to restrictive covenants in our debt instruments;
•Possibly placing us at a competitive disadvantage compared to our competitors that have less debt, a lower cost of borrowing or less restrictive debt covenants; and
•Limiting our ability to borrow additional funds or to borrow funds at rates or on other terms that we find acceptable.

Our indebtedness and credit facilities contain financial covenants and other restrictions on our actions that may limit our operational flexibility or otherwise adversely affect our results of operations.
The terms of certain of our indebtedness and credit facilities include a number of covenants that limit our ability and our subsidiaries’ ability to, among other things, incur additional indebtedness, grant liens, merge or consolidate with other companies or sell our assets, pay dividends, make redemptions and repurchases of stock, make investments, loans and acquisitions, change the nature of our business or engage in transactions with affiliates. In addition, we must comply with a minimum EBITDA covenant and a minimum liquidity covenant. The terms of our indebtedness and credit facilities may restrict our current and future operations and could adversely affect our ability to finance our future operations or capital needs. In addition, complying with these covenants may make it more difficult for us to successfully execute our business strategy, including potential acquisitions, and to compete against companies that are not subject to such restrictions.
Any failure to comply with the covenants or payment requirements specified in our credit agreements could result in an event of default under the agreements, which, if not cured or waived, would give the lenders the right to terminate their commitments to provide additional loans, declare all borrowings outstanding, together with accrued and unpaid interest and fees, to be immediately due and payable, increase the interest rates applicable to such debt, and exercise rights and remedies, including by way of initiating foreclosure proceedings against any assets constituting collateral for the obligations under the credit facilities. If our debt were to be accelerated, we may not have sufficient cash or be able to borrow sufficient funds to refinance the debt or sell sufficient assets to repay the debt, which could immediately adversely affect our business, cash flows, results of operations, and financial condition. Even if we were able to obtain new financing, such financing may not be on commercially reasonable terms or on terms that are acceptable to us.
Risks Related to Ownership of Our Securities
A market for our securities may not continue, which would adversely affect the liquidity and price of our securities.
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
A significant number of shares of our common stock have been registered under the Securities Act of 1933, as amended, or the Securities Act, and are freely tradable. In addition, a large number of shares of our common stock, which are currently subject to lock-up restrictions pursuant to our bylaws and/or other agreements, will become freely tradable upon the expiration of market stand-off periods in July 2022 (subject to potential early termination of such restrictions as to certain of such shares if our common stock meets certain average price thresholds). Sales of shares of common stock in the public market or the perception that these sales might occur, may depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities, including convertible debt. We are unable to predict the effect that such sales, or of future conversions or exchanges of convertible or exchangeable securities for shares of common stock may have on the prevailing market price of our common stock.
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

•Actual or anticipated differences in our estimates, or in the estimates of analysts, for our revenues, Adjusted EBITDA, Free Cash Flow or other cash flow measures, results of operations, operating metrics, level of indebtedness, liquidity or financial condition;
•Additions and departures of key personnel;
•Failure to comply with the listing requirements of Nasdaq;
•Failure to comply with the Sarbanes-Oxley Act or other laws or regulations;
•Future issuances, sales, resales or repurchases or anticipated issuances, sales, resales or repurchases, of our securities;
•Publication of research reports about us;
•The performance and market valuations of other similar companies;
•Commencement of, or involvement in, litigation or other legal proceedings involving us;
•Broad disruptions in the financial markets, including sudden disruptions in the credit markets;
•Speculation in the press or investment community;
•Actual, potential or perceived control, accounting or reporting problems;
•Changes in accounting principles, policies and guidelines; and
•Other events or factors, including those resulting from infectious diseases, health epidemics and pandemics (including the ongoing COVID-19 pandemic), natural disasters, war (including the 2022 Russian invasion of Ukraine), acts of terrorism or responses to these events.
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
In the future, we may incur debt or issue equity-ranking senior to our common stock. Those securities will generally have priority upon liquidation. Such securities also may be governed by an indenture or other instrument containing covenants restricting our operating flexibility. Additionally, any convertible or exchangeable securities that we issue in the future may have rights, preferences and privileges more favorable than those of our common stock or provide for the issuance of additional equity securities that could be dilutive to existing stockholders. Because our decision to issue debt or equity in the future will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing, nature or success of our future capital raising efforts. As a result, future capital raising efforts may reduce the market price of our common stock and be dilutive to existing stockholders.
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
The Amended and Restated Bylaws provide that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware (or, if the Court of Chancery does not have jurisdiction, another State court in Delaware or the federal district court of the District of Delaware), will, to the fullest extent permitted by law, be the sole and exclusive forum for:
•Any derivative action or proceeding brought on our behalf;
•Any action asserting a claim of breach of a fiduciary duty owed by any of our directors, stockholders, officers or other employees to us or our stockholders;
•Any action arising pursuant to any provision of the Delaware General Corporation Law, or DGCL, our Amended and Restated Certificate of Incorporation or our Amended and Restated Bylaws; or
•Any action asserting a claim governed by the internal affairs doctrine.
This exclusive forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or any of our directors, officers, or other employees, which may discourage lawsuits with respect to such claims. However, this provision would not apply to suits brought to enforce a duty or liability created by the Exchange Act, which provides for the exclusive jurisdiction of the federal courts with respect to all suits brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder. Notwithstanding the foregoing, this exclusive forum provision will not apply to actions arising under the Securities Act, as other provisions in the Amended and Restated Bylaws designate the federal district courts of the United States as the sole and exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act against any person in connection with any offering of our securities. However, Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all such Securities Act actions. Accordingly, both state and federal courts have jurisdiction to entertain such claims. While the Delaware courts have determined that such choice of forum provisions are facially valid, a stockholder may nevertheless seek to bring a claim in a venue other than those designated in the exclusive forum provision. In such instance, we would expect to vigorously assert the validity and enforceability of the exclusive forum provisions of the Amended and Restated Bylaws. However, there can be no assurance that the provisions will be enforced by a court in those other jurisdictions. If a court were to find the exclusive forum provision contained in the Amended and Restated Bylaws to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, results of operations and financial condition.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Recent Sales of Unregistered Equity Securities; Issuer Purchases of Equity Securities

None other than as set forth in the Form 8-K filed with the SEC on January 24, 2022, as amended, which is hereby incorporated by reference.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibit and Financial Statements Schedules

(a) Exhibits.

		Incorporated by Reference
Exhibit No.	Exhibit	Form	File No.	Exhibit No	Filing Date	Filed or Furnished Herewith
3.1	Amended and Restated Certificate of Incorporation of Sonder Holdings Inc.	8-K	001-39907	3.1	January 24, 2022

3.2	Amended and Restated Bylaws of Sonder Holdings Inc.	8-K	001-39907	3.2	January 24, 2022

4.1	Form of Warrant Agreement by and among Sonder Holdings Inc., Computershare Inc., and Computershare Trust Company, N.A., dated January 19, 2022	S-1	333-262438	4.4	January 21, 2022

10.1	Amended and Restated Registration Rights Agreement, by and among Sonder Holdings Inc. (f/k/a Gores Metropoulos II, Inc.), Gores Metropoulos Sponsor II, LLC, the Gores Holders and the Sonder Holders	8-K	001-39907	10.4	January 24, 2022

10.2#	Management Equity Incentive Plan	S-4	333-257726	10.4	July 7, 2021

10.3#	Form of Restricted Stock Unit Agreement under Management Equity Incentive Plan	8-K	001-39907	10.7	January 24, 2022

10.4#	2021 Equity Incentive Plan	S-4/A	333-257726	10.8	December 13, 2021

10.5#	Form of Option Agreement under 2021 Equity Incentive Plan	8-K	001-39907	10.9	January 24, 2022

10.6#	Form of Restricted Stock Unit Agreement under 2021 Equity Incentive Plan	8-K	001-39907	10.1	January 24, 2022

10.7	2021 Employee Stock Purchase Plan	S-4/A	333-257726	10.9	November 26 2021

10.8	Outside Director Compensation Policy	8-K	001-39907	10.25	January 24, 2022

10.9	Form of Indemnification Agreement	8-K	001-39907	10.28	January 24, 2022

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

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	x

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	x

101.INS	Inline XBRL Instance Document	x

101.SCH	Inline XBRL Taxonomy Extension Schema Document	x

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	x

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	x

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	x

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	x

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)	x

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
.

Sonder Holdings Inc.

Date: May 16, 2022	By:	/s/ Sanjay Banker
	Name:	Sanjay Banker
	Title:	President and CFO