Form 10-Q
period 2022-06-30
Sonder Holdings Inc.
filed 2022-08-12
CIK 1819395

Table of Contents`

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
FORM 10-Q
___________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
Yes ☐ No ☒

The registrant had 217,458,738 shares of common stock outstanding as of August 9, 2022.

Table of Contents`
SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which statements involve substantial risk and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential,” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans, or intentions. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:
•    our plans to achieve positive quarterly Free Cash Flow within 2023 without additional fundraising and to target “capital light” lease signings, as part of our Cash Flow Positive Plan announced on June 9, 2022;
•    our financial, operating and growth forecasts and projections;
•    expectations for our business, revenue, expenses, operating results, and financial condition;
•    our ability to achieve or maintain profitability in the future;
•    trends in the travel and hospitality industries, including the anticipated timing and nature of any travel recovery;
•    our pricing and revenue management strategies, pricing and occupancy forecasts and anticipated trends, and expectations about demand elasticity;
•    our expectations concerning future transaction structures and the anticipated rent, rent abatement, capital expenditure provisions, and other terms of our future leases;
•    potential ancillary revenue opportunities and our ability to improve our revenue management capabilities;
•    anticipated capital expenditure obligations, including expectations for real estate owners’ funding of capital expenditures and other pre-opening costs at our leased properties;
•    the expected adequacy of our capital resources, and the anticipated use of proceeds from any financings;
•    trends in corporate travel and the potential for additional group and corporate travel revenue;
•    anticipated occupancy rates;
•    our expectations about extended stay bookings and our guests’ average length of stay (LOS);
•    our ability to anticipate and satisfy guest demands, including through the introduction of new features, amenities or services;
•    expectations about our geographic market mix and product mix between hotels and apartments, and their impact on our financial results;
•    our plans to roll out additional features, amenities and technologies, and our beliefs about the positive impact of our technology investments on our brand and financial results;
•    our future competitive advantages and anticipated differentiation in cost structure and guest experience compared to other accommodation providers;
•    expectations for increased cost efficiencies and technological improvements;
•    expectations and plans for expanding in existing and new markets and accommodation categories;
•    the anticipated growth in our portfolio of Live Units and Contracted Units, including the anticipated scope and timing of any removals of units from our portfolio;
•    expectations about our relationships with third-party distribution channels and indirect channels, and the percentage of future revenue attributable to bookings through indirect channels;
•    anticipated seasonality and other variations in our results of operations from period-to-period, including statements about anticipated RevPARs in specified quarters;
•    the anticipated effects of the COVID-19 pandemic or other public health crises on our business, operating results and financial condition;
•    our ability to continue meeting the listing standards of Nasdaq;
•    our assessments and beliefs regarding the timing and outcome of pending legal proceedings and any liability that we may incur as a result of those proceedings;
•    our assessments and estimates that determine our effective tax rate and regarding any tax-related audits or other tax proceedings; and
•    other expectations, beliefs, plans, strategies, anticipated developments, and other matters that are not historical facts.

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

Table of Contents`
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

Table of Contents`
SUMMARY OF RISK FACTORS

Below is a summary of the principal factors that could materially harm our business, operating results and/or financial condition, impair our future prospects or cause the price of our publicly traded securities to decline. This summary does not address all of the risks that we face. Additional discussion of the risks summarized in this risk factor summary, and other risks that we face, can be found below under the heading “Risk Factors” and should be carefully considered, together with other information in this Quarterly Report on Form 10-Q and our other filings with the Securities and Exchange Commission (the “SEC”) before making an investment decision regarding our securities.

•    Our actual results may differ materially from our forecasts and projections.
•    Our plan to reach positive quarterly Free Cash Flow within 2023 without additional fundraising may be unsuccessful, and restructuring initiatives may not provide the expected benefits and could adversely affect us.
•    Our results could be negatively affected by changes in travel, hospitality, real estate and vacation markets.
•    We may be unable to negotiate satisfactory leases or other arrangements to operate new properties, onboard new properties in a timely manner, or renew or replace existing properties on satisfactory terms or at all.
•    Delays in real estate development and construction projects could adversely affect our ability to generate revenue from the related leased buildings.
•    Newly leased properties may generate revenue later than we estimated, and may be more difficult or expensive to integrate into our operations than expected.
•    Our limited operating history and evolving business make it difficult to evaluate our future prospects and challenges.
•    We may be unable to effectively manage our growth.
•    Costs relating to the opening, operation and maintenance of our leased properties could be higher than expected.
•    We depend on landlords to deliver properties in a suitable condition and to manage and maintain them.
•    Our long-term and fixed-cost leases limit our flexibility.
•    Under certain circumstances, our leases may be subject to termination prior to the scheduled expiration of the term, which can be disruptive and costly.
•    The COVID-19 pandemic and efforts to reduce its spread have had, and will likely continue to have, a negative impact on us.
•    We may be unable to attract new guests or generate repeat bookings.
•    We may be unable to introduce upgraded amenities, services or features for our guests in a timely and cost-efficient manner.
•    We operate in the highly competitive hospitality market.
•    We use third-party distribution channels to market our units, which have historically accounted for a substantial percentage of our bookings.
•    Our results of operations vary from period-to-period, and historical performance may not be indicative of future performance.
•    Our long-term success depends, in part, on our ability to expand internationally, and our business is susceptible to risks associated with international operations.
•    Our business depends on our reputation and the strength of our brand, and any deterioration could adversely impact our market share, revenues, business, financial condition, or results of operations.
•    Claims, lawsuits, and other proceedings could adversely affect our business and financial condition.
•    We may be subject to liability or reputational damage for guests’ activities or other incidents at our properties.
•    We are subject to claims and liabilities associated with potential health and safety issues and hazardous substances at properties.
•    We must attract and retain sufficient, highly skilled personnel and are subject to risks associated with the employment of hospitality personnel, including unionized labor.
•    We have identified and may in the future identify material weaknesses in our internal control over financial reporting or otherwise fail to maintain an effective system of internal controls, which may result in material misstatements of our consolidated financial statements.
•    We rely on third parties for important services and technologies, and their availability and performance are uncertain.
•    Our processing, storage, use and disclosure of personal data expose us to risks of internal or external security breaches and could give rise to liabilities and/or damage to reputation.
•    Failure to comply with privacy, data protection, consumer protection, marketing and advertising laws could adversely affect us.
•We face risks related to our intellectual property.
•    Our business is highly regulated across multiple jurisdictions, including evolving and sometimes uncertain short-term rental regulations and tax laws, which may limit our growth or otherwise negatively affect us.
•    We may require additional capital, which might not be available in a timely manner or on favorable terms.
•    We may fail to continue to meet Nasdaq’s listing standards.

Table of Contents`
•Our indebtedness and credit facilities contain financial covenants and other restrictions that may limit our operational and financial flexibility or otherwise adversely affect us.

Table of Contents`

Table of Contents`
Part I - Financial Information
Item 1. Financial Statements
SONDER HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except for number of shares and par value information)
(unaudited)

	June 30, 2022	December 31, 2021
Assets
Current assets
Cash	$359,500	$69,726
Restricted cash	1,244	215
Accounts receivable, net of allowance of $255 and $4,127 at June 30, 2022 and December 31, 2021 respectively	7,307	4,638
Prepaid rent	2,316	2,957
Prepaid expenses	9,854	5,029
Other current assets	18,996	16,416
Total current assets	399,217	98,981
Property and equipment, net	35,605	27,461
Operating lease right-of-use assets	1,109,208	—
Other non-current assets	15,384	22,037
Total assets	$1,559,414	$148,479
Liabilities, mezzanine equity and stockholders’ equity (deficit)
Current liabilities
Accounts payable	$15,423	$19,096
Accrued liabilities	25,780	19,557
Sales tax payable	12,533	8,412
Deferred revenue	37,749	18,811
Current portion of long-term debt	—	13,116
Convertible notes	—	184,636
Current operating lease liabilities	152,064	—
Total current liabilities	243,549	263,628
Non-current operating lease liabilities	1,050,285	—
Deferred rent	—	66,132
Long-term debt, net	161,285	10,736
Other non-current liabilities	2,033	3,906
Total liabilities	1,457,152	344,402
Commitments and contingencies (Note 8)
Mezzanine equity:
Redeemable convertible preferred stock	—	518,750
Exchangeable preferred stock	—	49,733
Total mezzanine equity	—	568,483
Stockholders’ equity (deficit):
Common stock	20	1
Additional paid-in capital	924,054	43,106
Cumulative translation adjustment	14,383	7,299
Accumulated deficit	(836,195)	(814,812)
Total stockholders’ equity (deficit)	102,262	(764,406)
Total liabilities, mezzanine equity and stockholders’ equity (deficit)	$1,559,414	$148,479
See Notes to Condensed Consolidated Financial Statements.

Table of Contents`
SONDER HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except number of shares and per share information)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue	$121,322	$47,269	$201,788	$78,827
Cost of revenue (excluding depreciation and amortization)	79,187	43,745	153,083	82,950
Operations and support	54,003	34,889	102,270	60,312
General and administrative	31,277	24,615	68,258	56,764
Research and development	8,088	4,066	15,713	7,385
Sales and marketing	12,414	4,888	21,875	7,399
Restructuring and other charges	4,033	—	4,033	—
Total costs and expenses	189,002	112,203	365,232	214,810
Loss from operations	(67,680)	(64,934)	(163,444)	(135,983)
Interest expense, net and other expense (income), net:
Interest expense, net	4,382	12,522	12,584	16,349
Change in fair value of SPAC Warrants	(11,310)	—	(37,634)	—
Change in fair value of Earn Out liability	(23,345)	—	(96,522)	—
Change in fair value of share-settled redemption feature and gain on conversion of Convertible Notes	—	—	(29,512)	—
Other expense (income), net	6,251	(3,577)	8,875	65
Total interest expense, net and other expense (income), net	(24,022)	8,945	(142,209)	16,414
Loss before income taxes	(43,658)	(73,879)	(21,235)	(152,397)
Provision for income taxes	117	70	148	93
Net loss	$(43,775)	$(73,949)	$(21,383)	$(152,490)
Less: Net loss attributable to convertible preferred stock and exchangeable preferred stockholders	—	—	1,180	—
Net loss attributable to common stockholders	$(43,775)	$(73,949)	$(20,203)	$(152,490)
Net loss per share, basic and diluted	$(0.20)	$(6.41)	$(0.10)	$(13.74)
Weighted average shares outstanding of common stock, basic and diluted	215,085,516	11,538,790	197,658,542	11,099,760
Other comprehensive loss:
Net loss	$(43,775)	$(73,949)	$(21,383)	$(152,490)
Change in foreign currency translation adjustment	5,085	1,689	7,084	2,834
Comprehensive loss	$(38,690)	$(72,260)	$(14,299)	$(149,656)
See Notes to Condensed Consolidated Financial Statements.

Table of Contents`
SONDER HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF MEZZANINE EQUITY AND
STOCKHOLDERS’ EQUITY (DEFICIT)
(In thousands, except number of shares and par amount information)
(unaudited)

	Three Months Ended June 30, 2022
	Common Stock		Post-Combination Exchangeable Common Shares			Additional Paid-in Capital	Accumulated Translation Adjustment	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Par Amount	Shares	Amount
Balances as of March 31, 2022	184,678,577	$20	32,296,539	$—		$918,369	$9,298	$(792,420)	$135,267
Exercise of common stock options	375.891	—	—	—		574	—	—	574
Vesting of restricted stock units	29,742	—	—	—		57	—	—	57
Conversion of Exchangeable stock	4,259,343	—	(4,259,343)	—		—	—	—	—
Stock-based compensation	—	—	—	—		5,054	—	—	5,054
Components of comprehensive loss:
Net Loss	—	—	—	—	—	—	—	(43,775)	(43,775)
Change in Cumulative Translation Adjustment	—	—	—	—	—	—	5,085	—	5,085
Balances as of June 30, 2022	189,343,553	$20	28,037,196	$—		$924,054	$14,383	$(836,195)	$102,262
Note: Amounts may not recalculate due to rounding
See Notes to Condensed Consolidated Financial Statements.

Table of Contents`
SONDER HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF MEZZANINE EQUITY AND
STOCKHOLDERS’ EQUITY (DEFICIT)
(In thousands, except number of shares and par amount information)
(unaudited)

	Three Months Ended June 30, 2021
	Redeemable Convertible Preferred Stock		Exchangeable Preferred Stock		Common Stock		Exchangeable AA Stock		Post-Combination Exchangeable Common Shares		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Par Amount	Shares	Amount	Shares	Amount
Balances as of March 31, 2021	111,257,435	518,750	18,474,628	49,733	10,908,802	1	13,859,669	—	—	—	28,797	6,811	(598,966)	(563,357)
Issuance of common stock upon exercise of stock options	—	—	—	—	938,128	—	—	—	—	—	1,377	—	—	1,377
Issuance of common stock upon exercise of common stock warrants	—	—	—	—	82,352	—	—	—	—	—	120	—	—	120
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	2,448	—	—	2,448
Net loss	—	—	—	—	—	—	—	—	—	—		—	(73,949)	(73,949)
Other comprehensive income	—	—	—	—	—	—	—	—	—	—	—	1,689	—	1,689
Balances as of June 30, 2021	111,257,435	$518,750	18,474,628	$49,733	11,929,282	$1	13,859,669	$—	—	$—	$32,742	$8,500	$(672,915)	$(631,672)
Note: Amounts may not recalculate due to rounding
See Notes to Condensed Consolidated Financial Statements.

Table of Contents`
SONDER HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF MEZZANINE EQUITY AND
STOCKHOLDERS’ EQUITY (DEFICIT)
(In thousands, except number of shares and par amount information)
(unaudited)

	Six Months Ended June 30, 2022
	Redeemable Convertible Preferred Stock		Exchangeable Preferred Stock		Common Stock		Exchangeable AA Stock		Post-Combination Exchangeable Common Shares		Additional Paid-in Capital	Accumulated Translation Adjustment	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Par Amount	Shares	Amount	Shares	Amount
Balances as of December 31, 2021	75,767,082	$518,750	12,570,228	$49,733	8,684,246	$1	9,421,190	$—	—	$—	$43,106	$7,299	$(814,812)	$(764,406)
Retroactive adjustment to reflect the exchange ratio due to Business Combination	35,504,342	—	5,890,381	—	4,067,416	—	4,414,740	—	—	—	—	—	—	—
Balances as of December 31, 2021, as converted	111,271,424	518,750	18,460,609	49,733	12,751,662	1	13,835,930	—	—	—	43,106	7,299	(814,812)	(764,406)
Exercise of common stock options	—	—	—	—	738,834	—	—	—	—	—	1,447	—	—	1,447
Vesting of restricted stock units					29,742						57			57
Conversion of Sonder Legacy Warrants from liabilities to equity	—	—	—	—	—	—	—	—	—	—	2,111	—	—	2,111
CEO promissory note settlement	—	—	—	—	(2,725,631)	—	—	—	—	—	—	—	—	—
Conversion of Sonder Legacy Warrants	—	—	—	—	155,239	—	—	—	—	—	1,243	—	—	1,243
Conversion of Convertible Note	—	—	—	—	19,017,105	1	—	—	—	—	159,172	—	—	159,173
Conversion of Preferred stock	(111,271,424)	(518,750)	—	—	111,271,424	11	—	—	—	—	518,750	—	—	518,761
Conversion of Exchangeable stock	—	—	(18,460,609)	(49,733)	4,259,343	—	(13,835,930)	—	28,037,196	—	49,733	—	—	49,733
Issuance of common stock in connection with Business Combination and PIPE offering	—	—	—	—	43,845,835	7	—	—	—	—	267,355	—	—	267,362
Assumption of SPAC Warrants upon Business Combination											(38,135)			(38,135)
Earn Out liability recognized upon consummation of the merger	—	—	—	—	—	—	—	—	—	—	(98,117)	—	—	(98,117)
Issuance of Delayed Draw Warrants	—	—	—	—	—	—	—	—	—	—	5,598	—	—	5,598
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	11,734	—	—	11,734
Components of comprehensive loss:
Net Loss	—	—	—	—	—	—	—	—	—	—	—	—	(21,383)	(21,383)
Change in Cumulative Translation Adjustment	—	—	—	—	—	—	—	—	—	—	—	7,084	—	7,084
Balances as of June 30, 2022	—	—	—	—	189,343,553	20	—	—	28,037,196	—	924,054	14,383	(836,195)	102,262
Note: Amounts may not recalculate due to rounding
See Notes to Condensed Consolidated Financial Statements.

Table of Contents`

SONDER HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF MEZZANINE EQUITY AND
STOCKHOLDERS’ EQUITY (DEFICIT), continued
(In thousands, except number of shares and par amount information)
(unaudited)

	Six Months Ended June 30, 2021
	Convertible Preferred Stock		Exchangeable Preferred Stock		Common Stock		Exchangeable AA Stock		Post-Combination Exchangeable Common Shares		Additional Paid-in Capital	Accumulated Translation Adjustment	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount	Shares	Par Amount	Shares	Amount	Shares	Amount
Balances as of December 31, 2020	75,664,679	$517,730	12,579,755	$49,733	7,169,758	$1	9,437,358	$—	—	$—	$13,898	$5,666	$(520,425)	$(500,860)
Retroactive adjustment to reflect the exchange ratio due to Business Combination	35,456,366	—	5,894,873	—	3,359,582	—	4,422,311	—	—	—	—	—	—	—
Balances as of December 31, 2020, as converted	111,121,045	517,730	18,474,628	49,733	10,529,340	1	13,859,669	—	—	—	13,898	5,666	(520,425)	(500,860)
Issuance of Series E Convertible Preferred Stock, net of issuance costs	136,390	1,020	—	—	—	—	—	—	—	—	—	—	—	—
Issuance of common stock upon exercise of stock options	—	—	—	—	1,317,590	—	—	—	—	—	2,123	—	—	2,123
Issuance of common stock upon exercise of common stock warrants	—	—	—	—	82,352	—	—	—	—	—	120	—	—	120
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	16,601	—	—	16,601
Components of comprehensive loss:
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(152,490)	(152,490)
Other comprehensive income	—	—	—	—	—	—	—	—	—	—	—	2,834	—	2,834
Balances as of June 30, 2021	111,257,435	518,750	18,474,628	49,733	11,929,282	1	13,859,669	—	—	—	32,742	8,500	(672,915)	(631,672)
Note: Amounts may not recalculate due to rounding

See Notes to Condensed Consolidated Financial Statements.

Table of Contents`
SONDER HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities
Net loss	$(21,383)	$(152,490)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	11,626	8,332
Share-based compensation	11,734	16,601
Bad debt expense	191	88
Write-off of capital assets	373	658
Amortization of operating lease right-of-use assets	70,228	—
Write-off of debt issuance costs	362	—
Straight-line rent	—	6,199
Unrealized loss on foreign currency transactions	6,458	2,921
Amortization of debt issuance costs	9,040	1,012
Amortization of debt discounts	(2,640)	11,977
Change in fair value of share-settled redemption feature and gain on conversion of Convertible Notes	(29,512)	—
Change in fair value of derivative instruments	—	(4,100)
Change in fair value of warrants	—	1,286
Change in fair value of SPAC Warrants	(37,634)	—
Change in fair value of Earn Out liability	(96,522)	—
Other adjustments to net loss	249	—
Changes in operating assets and liabilities:
Accounts receivable	(2,941)	(164)
Prepaid rent	598	(852)
Prepaid expenses	(4,877)	(945)
Other current assets	(2,948)	(701)
Other non-current assets	6,265	(6,988)
Accounts payable	(22,382)	(856)
Accrued liabilities	11,148	6,801
Sales tax payable	4,251	1,982
Deferred revenue	19,089	12,722
Operating lease assets and operating lease liabilities, net	(24,862)	—
Other current liabilities	1,212	13
Other non-current liabilities	1,262	251
Net cash used in operating activities	(91,615)	(96,253)

Table of Contents`
SONDER HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, continued
(In thousands)
(unaudited)

	Six Months Ended June 30,
	2022	2021
Cash flows from investing activities
Purchase of property and equipment	(16,145)	(4,476)
Capitalization of internal-use software	(2,236)	(2,424)
Net cash used in investing activities	(18,381)	(6,900)
Cash flows from financing activities
Proceeds from Delayed Draw Notes, net of issuance costs of $5,775	159,225	—
Repayment of debt	(24,680)	(6,900)
Debt extinguishment costs	(3,065)	—
Proceeds from Business Combination and PIPE offering	325,928	162,366
Issuance costs of common stock	(58,555)	—
Proceeds from exercise of stock options	1,447	2,123
Proceeds from exercise of common stock warrants	—	120
Issuance of redeemable convertible preferred stock	—	1,020
Net cash provided by financing activities	400,300	158,729
Effects of foreign exchange on cash	499	(258)
Net change in cash and restricted cash	290,803	55,318
Cash and restricted cash at the beginning of period	69,941	123,108
Cash and restricted cash at end of period	$360,744	$178,426

	Six Months Ended June 30,
	2022	2021
Supplemental disclosures of cash flow information:
Cash paid for income taxes during the period	480	163
Cash paid for interest during the year	2,044	1,761
Non-cash disclosure of investing and financing activities:
Accrued purchases of property and equipment	469	227
Conversion of Convertible Notes	159,172	—
Conversion of Legacy Sonder Warrants	1,243	—
Reclassification of liability-classified Legacy Sonder Warrants to equity	2,111	—
Recognition of Earn Out liability	(98,117)	—
Issuance of Delayed Draw Warrants	5,598	—

Reconciliation of cash and restricted cash:
Cash	$359,500	$178,351
Restricted cash	1,244	75
Total cash and restricted cash	$360,744	$178,426
See Notes to Condensed Consolidated Financial Statements.

Table of Contents`
SONDER HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 1. Description of Business
Company and Background
Sonder Holdings Inc. is headquartered in San Francisco, California, and together with its wholly owned subsidiaries (collectively Sonder), provides short and long-term accommodations to travelers in various cities across North America, Europe and the Middle East. The Sonder units in each apartment style building and each hotel property are selected, designed and managed directly by Sonder.
As used herein, “Sonder,” “we,” “our,” the “Company” and similar terms include Sonder and its subsidiaries, unless the context indicates otherwise.
On January 18, 2022, Sonder consummated the previously announced business combination by and among Gores Metropoulos II, Inc. (GMII), Sunshine Merger Sub I, Inc. (First Merger Sub), a direct, wholly-owned subsidiary of Second Merger Sub (as defined below), Sunshine Merger Sub II, LLC, a direct, wholly-owned subsidiary of GMII (Second Merger Sub), and Sonder Operating Inc., a Delaware corporation formerly known as Sonder Holdings Inc. (Legacy Sonder) (the “Business Combination”). Refer to Note 16. Business Combinations for details of the transaction.
Note 2. Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (GAAP, U.S. GAAP, or generally accepted accounting principles). The condensed consolidated financial statements include the accounts of Sonder Holdings Inc., its wholly owned subsidiaries, and one variable interest entity (VIE) for which it is the primary beneficiary in accordance with consolidation accounting guidance. All intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, including normal recurring adjustments, necessary to present fairly Sonder’s financial position as of June 30, 2022, its results of operations and comprehensive loss mezzanine equity and stockholders’ equity (deficit), and cash flows for the six months ended June 30, 2022 and 2021. Sonder’s condensed consolidated results of operations and comprehensive loss, mezzanine equity and stockholders’ equity (deficit), and cash flows for the six months ended June 30, 2022 are not necessarily indicative of the results to be expected for the full year.

In accordance with ASC 810, Consolidation, Sonder evaluates its ownership, contractual and other interests in entities to assess whether it has a variable interest in entities in which it has a financial relationship and, if so, whether or not those entities are VIEs. These evaluations are complex, involving judgment and the use of estimates and assumptions based on available historical and prospective information, among other factors. For an entity to qualify as a VIE, ASC 810 requires Sonder to determine if it is the primary beneficiary of the VIE, and, if so, to consolidate such entity into its consolidated financial statements and, if not, to account for the investment or other variable interest in a VIE in accordance with applicable U.S. GAAP.

Sonder consolidates its VIE in which it holds a controlling financial interest and is therefore deemed the primary beneficiary. Sonder will be deemed to hold a controlling financial interest when it (1) has the power to direct the activities that most significantly impact the economic performance of this VIE and (2) has the obligation to absorb losses or the right to receive benefits that in either case could potentially be significant to this VIE. Periodically, Sonder reevaluates its ownership, contractual and other interests in entities to determine whether any changes in its interest or relationship with an entity impacts the determination of whether it is still the primary beneficiary of such entity. As of June 30, 2022 and December 31, 2021, Sonder’s consolidated VIE was not material to the condensed consolidated financial statements.
COVID-19 Pandemic
The ongoing impact of the COVID-19 pandemic on the global economy as well as whether and to what extent additional variants or resurgences of the virus continue to occur and the extent to which COVID-19 will continue to adversely impact Sonder remains uncertain. Sonder’s financial results for all of 2021 and the first half of 2022 were materially adversely affected by the COVID-19 pandemic, and the pandemic may continue to materially adversely impact

Table of Contents`
business operations, results of operations and liquidity in the near term and possibly longer. The extent of the recovery is uncertain and will be largely dependent on the effectiveness of COVID-19 prevention and treatment against prevalent COVID-19 strains in the cities and countries in which Sonder operates.
Use of Estimates
The preparation of condensed consolidated financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, and the reported amounts of revenue and expense during the reporting periods. Such management estimates include revenue recognition, bad debt allowance, the fair value of share-based awards, valuation of common stock, estimated useful life of software development costs, valuation of intellectual property and intangible assets, contingent liabilities, and valuation allowance for deferred tax assets, among others. These estimates are based on information available as of the date of the condensed consolidated financial statements; therefore, actual results could differ from those estimates.
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
Recent Accounting Pronouncements
Recently Adopted Accounting Pronouncements
In February 2016, FASB issued ASU No. 2016-02, Leases (Topic 842), which has subsequently been amended by ASUs 2018-01, 2018-10, 2018-11, 2018-20, 2019-01, 2019-10 and 2020-05. The guidance requires the recognition of right of use (ROU) assets and lease liabilities for substantially all leases under U.S. GAAP. The guidance retains a distinction between finance leases and operating leases, and the classification criteria for distinguishing between finance leases and operating leases are substantially similar to that under previous U.S. GAAP. The expense recognition and cash flow treatment arising from either a finance lease or operating lease by a lessee have not changed significantly from previous U.S. GAAP. For operating leases, a lessee is required to do the following: (i) recognize a right-of-use (ROU) asset and a lease liability, initially measured at the present value of the lease payments, on the condensed consolidated balance sheets; (ii) recognize a single lease cost, calculated so that the cost of the lease is allocated over the lease term, generally on a straight-line basis; and (iii) classify all cash payments within operating activities in the statement of cash flows. ASU 2016-02 is effective for public entities and employee benefit plans that file or furnish financial statements with or to the SEC for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years and is effective for all other entities for fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022, except for employee benefit plans that file or furnish financial statements with or to the SEC or not-for-profit entities. Early adoption is allowed. In November 2019, FASB issued amended guidance which defers the effective date for emerging growth companies (EGCs) for fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022. Sonder implemented ASC 842 as of January 1, 2022. The most significant effects of Topic 842 were the recognition of $1.1 billion in operating lease right-of-use assets, $143.0 million of current operating lease liabilities, $1.1 billion of non-current operating lease liabilities, and a $66.1 million reduction to deferred rent, which was recorded as a reduction the ROU asset measured on adoption date. Sonder applied Topic 842 to all leases as of January 1, 2022, with comparative periods continuing to be reported under Topic 840. As part of the adoption of Topic 842, Sonder carried forward the assessment from Topic 840 of whether our contracts contain or are leases, the classification of leases, and remaining lease terms. See Note 6. Leases for further details.
Recently Issued Accounting Pronouncements
In June 2016, FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which has subsequently been amended by ASUs 2018-19, 2019-04, 2019-05, 2019-10 and 2019-11. The guidance changes how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. The guidance replaces the current ‘incurred loss’ model with an ‘expected loss’ approach. This generally will result in the earlier recognition of allowances for losses and requires increased disclosures. ASU 2016-13 is effective for public business entities for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years, and is effective for all other entities for fiscal years

Table of Contents`
beginning after December 15, 2020, and interim periods within fiscal years beginning after December 15, 2021, with early adoption permitted. In November 2019, FASB issued amended guidance which defers the effective date for emerging growth companies (EGCs) for fiscal years beginning after December 15, 2022, and interim periods therein. Sonder is currently evaluating the impact ASU 2016-13 will have on its condensed consolidated financial position, results of operations, and cash flows.
In March 2020, FASB issued ASU 2020-04, Reference Rate Reform (Topic 848), which was subsequently amended by ASU 2021-04. The guidance provides optional expedients and exceptions to contract modifications and hedging relationships that reference the London Interbank Offered Rate or another reference rate expected to be discontinued. The standard is effective upon issuance through December 31, 2022 and may be applied at the beginning of the interim period that includes March 12, 2020 or any date thereafter. Sonder does not have any hedging relationships and currently does not have material contracts impacted by reference rate reform; however, Sonder will continue to assess contracts through December 31, 2022.
Note 3. Revenue
Revenue Recognition
Sonder generates revenues primarily by providing short-term or month-to-month accommodations to its guests. Sonder’s revenue is generated from stays booked through Sonder.com or the Sonder app, which it refers to as direct revenue, or from stays booked through third party corporate and online travel agencies (OTAs), which it refers to as indirect revenue.
The following table sets forth Sonder’s total revenues for the periods shown disaggregated between direct and indirect channels (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Direct revenue	$42,843	$23,924	$74,777	$44,005
Indirect revenue	78,479	23,345	127,011	34,822
Total revenue	$121,322	$47,269	$201,788	$78,827
No guest represented over 10% of revenues for the three and six months ended June 30, 2022 and 2021.
Three third-party corporate and OTAs represented over 34%, 18%, and 12% of net accounts receivable balance for as of June 30, 2022, and one third-party OTA represented 29% of Sonder’s net accounts receivable balance as of December 31, 2021.
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

Table of Contents`
Liabilities Measured at Fair Value on a Recurring Basis
As of December 31, 2021, Sonder did not have observable inputs for the valuation of its preferred stock warrant liabilities or the share-settled redemption feature related to Sonder’s convertible promissory notes (Convertible Notes).
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
On January 18, 2022, upon the closing of the Business Combination, the outstanding principal and accrued and unpaid interest of the Convertible Notes and the preferred stock warrants were converted to equity. As such, there were no share-settled redemption features or preferred stock warrant liabilities as of June 30, 2022.
SPAC Warrants
As part of the GMII initial public offering (GMII IPO), GMII issued 9,000,000 public warrants (the Public Warrants) and 5,500,000 private placement warrants (the Private Placement Warrants), each of which is exercisable at a price of $11.50 per share (the SPAC Warrants).
Sonder has determined that the Public Warrants issued in the GMII IPO, which remained outstanding at the closing of the Business Combination and became exercisable for shares of Sonder’s common stock, are subject to treatment as a liability. As of the closing of the Business Combination and June 30, 2022, Sonder utilized a Monte Carlo simulation methodology to value the Public Warrants using Level 3 inputs, as Sonder did not have observable inputs for the valuation. The significant unobservable inputs used in the fair value measurement of the Public Warrants liability are related to expected share-price volatility of 54.5% and the expected term of 4.6 years. The Public Warrants were valued at $0.03 per warrant at June 30, 2022.
The fair value of the Private Placement Warrants was deemed to be equal to the fair value of the Public Warrants since the Private Placement Warrants have similar terms and are subject to substantially the same redemption features as the Public Warrants. Sonder determined that the fair value of each Private Placement Warrant is equivalent to that of each Public Warrant because the transfer of the Private Placement Warrants to anyone outside of a small group of individuals constituting the sponsors would result in the Private Placement Warrants having substantially the same terms as the Public Warrants. As such, the estimated fair value of the Private Placement Warrants is classified as a Level 3 fair value measurement
Refer to Note 7. Preferred and Common Stock Warrants for further details on the SPAC Warrants.
Earn Out
In addition to the consideration paid at the closing of the Business Combination, certain investors may receive their pro rata share of up to an aggregate of 14,500,000 additional shares of Sonder’s common stock (the Earn Out) as consideration as a result of the common stock achieving certain benchmark share prices as contemplated by the Merger Agreement.
Sonder has determined that the Earn Out is subject to treatment as a liability. Sonder utilized a Monte Carlo simulation methodology to value the Earn Out using Level 2 inputs. The key assumptions used in the Monte Carlo simulation are related to expected share-price volatility, expected term, risk-free interest rate and dividend yield. The expected volatility as of June 30, 2022 was derived from the volatility of comparable public companies.
Sonder did not have any assets or liabilities measured at Level 1 as of June 30, 2022 on a recurring or non-recurring basis. As of June 30, 2022, the Earn Out liability, Public Warrants liability and Private Placement Warrants liability were

Table of Contents`
recorded in other non-current liabilities in the condensed consolidated balance sheet. The following table summarizes Sonder’s Level 2 and Level 3 financial liabilities measured at fair value on a recurring basis (in thousands):

	June 30, 2022
	Level 2	Level 3	Total
Financial liabilities:
Other non-current liabilities:
Earn Out liability	$1,595	$—	$1,595
Public Warrants	—	270	270
Private Placement Warrants	—	165	165
Total financial liabilities measured and recorded at fair value	$1,595	$435	$2,030
Sonder did not have any asset or liability measured at Level 1 or Level 2 as of December 31, 2021 on a recurring or non-recurring basis. The following table summarizes Sonder’s Level 3 financial liabilities measured at fair value on a recurring basis (in thousands):

December 31, 2021
Level 3
Financial liabilities:
Other non-current liabilities:
Preferred stock warrant liabilities	$3,288
Share-settled redemption feature	30,322
Total financial liabilities measured and recorded at fair value	$33,610
The following table presents changes in Sonder’s Level 3 liabilities measured at fair value for the six months ended June 30, 2022 (in thousands):

June 30, 2022
Level 3
Beginning balance	$33,610
Public Warrants liability	23,604
Private Placement Warrants liability	14,465
Decrease in fair value of share-settled redemption feature upon conversion of Convertible Notes	(30,322)
Decrease in fair value of Public Warrants liability	(23,334)
Decrease in fair value of Private Placement Warrants liability	(14,300)
Conversion of preferred stock warrant liabilities to equity	(3,288)
Total financial liabilities measured and recorded at fair value	$435
The following table presents changes in Sonder’s Level 3 liabilities measured at fair value for the year ended December 31, 2021 (in thousands):

December 31, 2021
Level 3
Beginning balance	$1,140
Recognition of share-settled redemption feature	45,156
Decrease in fair value of share-settled redemption feature	(14,834)
Increase in fair value of preferred stock warrant liabilities	2,148
Total financial liabilities measured and recorded at fair value	$33,610

As of December 31, 2021, the share-settled redemption feature and the preferred stock warrant liabilities were recorded in convertible notes and other non-current liabilities, respectively, in the condensed consolidated balance sheet.
There were no transfers of financial instruments between valuation levels during the three and six months ended June 30, 2022 and the year ended December 31, 2021.

Table of Contents`
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
The fair value of the warrants (Delayed Draw Warrants) issued in connection with the delayed draw term loan (Delayed Draw Notes) was estimated by separating the Delayed Draw Notes into the debt and warrants components and assigning a fair value to each component. The value assigned to the debt component was the estimated fair value as of the issuance date of similar debt without the warrants. The difference between the cash proceeds and the estimated fair value represented the value which was assigned to the Delayed Draw Warrants and recorded as a debt discount. As of the closing of the Business Combination, the fair value of the Delayed Draw Warrants was $5.6 million and was included in additional paid in capital in the condensed consolidated balance sheet.
These assumptions are inherently subjective and involve significant management judgment. Any change in fair value is recognized as a component of other expense (income), net, on the condensed consolidated statements of operations and comprehensive loss.
Note 5. Debt
Delayed Draw Note Purchase Agreement
On December 10, 2021, Sonder entered into a note and warrant purchase agreement (the Delayed Draw Note Purchase Agreement) with certain private placement investors (Purchasers or PIPE Investors) for the sale of Delayed Draw Notes to be available to Sonder following the closing of the Business Combination. The Delayed Draw Note Purchase Agreement also provided that the Purchasers will be issued Delayed Draw Warrants to purchase shares of common stock in connection with the transaction.
The Delayed Draw Notes have a maturity of five years from the date of issuance and are subject to interest on the unpaid principal amount at a rate per annum equal to the three-month secured overnight financing rate (SOFR rate) plus 0.26% (subject to a floor of 1%) plus 9.0% payable in cash, or for the first two years, payment in kind at the election of Sonder, quarterly in arrears. The Delayed Draw Notes are secured by substantially all of the assets of Sonder.
The Purchasers also received Delayed Draw Warrants to purchase an aggregate of 2,475,000 shares of Sonder’s common stock, each with an exercise price of $12.50 per share. The Delayed Draw Warrants have an expiration date of five years after issuance.
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
In January 2022, Sonder drew down $165 million in Delayed Draw Notes and issued Delayed Draw Warrants to purchase 2,475,000 shares of common stock to the Purchasers. As of June 30, 2022, the total long-term debt on the condensed consolidated balance sheet was $161.3 million, consisting of $172.4 million of unpaid principal balance, which included the $165 million principal amount and payment-in-kind (PIK) interest of $7.4 million that was added to the principal balance, net of $5.8 million in issuance costs and $5.3 million in Delayed Draw Warrant liabilities.
As of December 31, 2021, the total long-term debt on the condensed consolidated balance sheet consisted of $13.1 million of current portion of the long-term debt and $10.7 million of non-current portion of long-term debt, representing $24.5 million of unpaid principal balance, net of the $0.6 million of deferred loan issuance costs.

Table of Contents`
Long term debt, net consisted of the following (in thousands):

	June 30, 2022	December 31 2021
Principal balance	$172,372	$24,477
Less: Delayed Draw Warrants liability	(5,300)	—
Less: unamortized deferred issuance costs	(5,787)	(625)
Long term debt, net	$161,285	$23,852

2021 Convertible Promissory Notes
In March 2021, pursuant to a note purchase agreement, Sonder issued the Convertible Notes to certain investors for an aggregate principal amount of $165.0 million. The net proceeds from the issuance of the Convertible Notes were approximately $162.4 million after deducting issuance costs of $2.6 million.
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

2018 Loan and Security Agreement

In December 2018, Legacy Sonder entered into a loan and security agreement (the 2018 Loan and Security Agreement) with certain venture lenders that provided aggregate borrowing capacity of $50.0 million. As of December 31, 2021, the current portion of the long-term debt was $13.1 million on the consolidated balance sheet and the total non-current portion of the long-term debt on the consolidated balance sheet was $10.7 million, consisting of $11.3 million of unpaid principal balance, net of the $0.6 million of deferred loan issuance costs. Unused commitments under the 2018 Loan and Security Agreement as of December 31, 2021 were $25.0 million. Interest expense on the term loans totaled $4.9 million for the year ended December 31, 2021, and was recorded in interest expense, net in the condensed consolidated statements of operations and comprehensive loss.
In January 2022, at the closing of the Business Combination, Sonder paid down $24.5 million in outstanding principal of the 2018 Loan and Security Agreement and $2.5 million in debt extinguishment costs. Sonder also recognized $0.6 million of early termination fees, $0.4 million of the write off of deferred financing fees, and $0.2 million of interest expense in connection with the repayment of this 2018 Loan and Security Agreement.
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

Table of Contents`
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
As of June 30, 2022, Sonder was in compliance with all financial covenants, there were no borrowings outstanding on the 2020 Credit Facility, and outstanding letters of credit totaled $32.0 million. As of December 31, 2021, Sonder was in compliance with all financial covenants, and there were no borrowings outstanding on the 2020 Credit Facility.

2020 Québec Credit Facility
In December 2020, a Canadian subsidiary of Sonder entered into an agreement (2020 Québec Credit Facility) with Investissement Québec, a Quebecois public investment entity, that provides a loan facility of CAD $25.0 million and an additional loan of CAD $5.0 million referred to as a conditional-refund financial contribution (CRFC). The loan and the CRFC will bear interest at a fixed rate of 6% per year for a period of 10 years starting from the first date of the loan disbursement. As of June 30, 2022 and December 31, 2021, Sonder was in compliance with all financial covenants, but have not yet met the drawdown requirements and as such, there have been no borrowings on the 2020 Québec Credit Facility.
Restricted Cash
Throughout 2022 and 2021, Sonder entered into multiple cash collateral agreements in connection with the issuance of letters of credit and corporate credit card programs. As of June 30, 2022 and December 31, 2021, Sonder had $1.2 million and $0.2 million, respectively, of cash collateral which was considered to be restricted cash.
Note 6. Leases
Sonder leases buildings or portions of buildings for guest usage, warehouses to store furniture, and corporate offices under noncancellable operating lease agreements, which expire through 2039. Sonder is required to pay property taxes, insurance and maintenance costs for certain of these facilities.
Sonder adopted Topic 842 as of January 1, 2022 using the modified retrospective approach. This approach allows entities to either apply the new lease standard to the beginning of the earliest period presented or only to the condensed consolidated financial statements in the period of adoption without restating prior periods. Sonder has elected to apply the new guidance at the date of adoption without restating prior periods. In addition, Sonder elected the package of practical expedients permitted under the transition guidance within the new standard, which allowed it to carry forward the historical determination of contracts as leases, lease classification and not reassess initial direct costs for historical lease arrangements. Accordingly, previously reported financial statements, including footnote disclosures, have not been recast to reflect the application of the new standard to all comparative periods presented.
Sonder has lease agreements with lease and non-lease components, including embedded leases, and has elected to utilize the practical expedient to account for lease and non-lease components together in the condensed consolidated statements of operations.
Operating lease right-of-use (ROU) assets are included within operating lease right-of-use assets in the condensed consolidated balance sheet. The corresponding operating lease liabilities are included within current operating lease liabilities and non-current operating lease liabilities on Sonder’s condensed consolidated balance sheet as of June 30, 2022. ROU assets represent Sonder’s right to use an underlying asset for the lease term and lease liabilities represent Sonder’s obligation to make lease payments arising from the lease.

Table of Contents`
Adoption of the new lease standard had a material impact on Sonder’s condensed consolidated financial statements. The most significant impacts were the (i) recording of ROU assets of $1.1 billion, and (ii) recording lease liabilities of $1.2 billion, as of January 1, 2022 on the condensed consolidated balance sheets. Sonder also reclassified prepaid expenses of $0.2 million and the deferred rent balance, including tenant improvement allowances, and other liability balances of $31.8 million relating to Sonder’s existing lease arrangements as of December 31, 2021, into the ROU asset balance as of January 1, 2022. The standard did not materially impact Sonder’s condensed consolidated statement of operations and comprehensive loss and condensed consolidated statement of cash flows.
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

Components of operating lease expense were as follows (in thousands):

	Three Months Ended	Six Months Ended
	June 30, 2022
Operating lease cost	$65,876	$128,823
Short-term lease cost	477	479
Variable lease cost	944	1,587
Total operating lease cost	$67,297	$130,889

Supplemental information related to operating leases was as follows (in thousands):

	Three Months Ended	Six Months Ended
	June 30, 2022
Cash payments for operating leases	$56,838	$106,603
New operating lease ROU assets obtained in exchange for operating lease liabilities	$11,968	$126,868
As of June 30, 2022, the weighted average remaining lease term was 7.4 years and the weighted average discount rate used to determine the net present value of the lease liabilities was 9.4%.

As of June 30, 2022, remaining maturities of operating lease obligations are as follows (in thousands):

As of June 30, 2022	Amount
remaining six months of 2022	$126,755
2023	254,295
2024	241,299
2025	225,470
2026	197,944
2027	159,325
Thereafter	471,024
Gross lease payments	1,676,112
Less imputed interest	485,743
Total operating lease obligations, net [1]	$1,190,369
1 Total operating lease obligations, net excludes $12 million of FF&E allowances for leases that have not yet commenced. As such, total operating lease obligations, net per the above table does not agree to the condensed consolidated balance sheet.

Sonder does not have material lease receivables from noncancellable lease contracts that would reduce the total contractual operating lease obligations. As of June 30, 2022, the Company has entered into leases that have not yet commenced with

Table of Contents`
future lease payments totaling $1.9 billion, excluding purchase options, that are not yet recorded on the condensed consolidated balance sheets and are not reflected in the above table. These leases will commence between 2022 and 2026 with non-cancelable lease terms of one to 17 years.
Rental expense for operating leases for the three months ended June 30, 2022 and 2021 was $65.8 million and $40.7 million, respectively, of which $64.5 million and $38.3 million, respectively, is recognized in cost of revenues, $0.2 million and $1.8 million, respectively, in operations and support, and $1.1 million and $0.6 million, respectively, in general and administrative. Rental expense for operating leases for the six months ended June 30, 2022 and 2021 was $130.9 million and $78.6 million, respectively, of which $128.1 million and $74.2 million, respectively, is recognized in cost of revenues, $0.9 million and $2.7 million respectively, in operations and support, and $1.9 million and $1.7 million, respectively, in general and administrative.
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
The warrants previously exercisable for Series C and Series D preferred stock are accounted for as equity in accordance with FASB ASC Topic 815-40, Derivatives and Hedging – Contracts in Entity’s Own Equity. Upon the closing of the Business Combination, Sonder reclassified $2.0 million related to such warrants from other non-current liabilities to equity in the condensed consolidated balance sheet.
Common Stock Warrants
Delayed Draw Warrants
In January 2022, pursuant to the Delayed Draw Note Purchase Agreement with certain PIPE Investors, Sonder issued $165 million in aggregate principal amount of Delayed Draw Notes and 2,475,000 Delayed Draw Warrants to the PIPE Investors. The warrants are exercisable for shares of common stock at an exercise price of $12.50 per share. The Delayed

Table of Contents`
Draw Warrants have an expiration date five years after issuance. The purchasers of the Delayed Draw Notes were also provided with customary registration rights for the shares issuable upon exercise of the Delayed Draw Warrants.
The Delayed Draw Warrants are accounted for as equity-classified warrants in accordance with FASB ASC Topic 815-40, “Derivatives and Hedging – Contracts in Entity’s Own Equity.” Upon the closing of the Business Combination the value of the Delayed Draw Warrants was $5.6 million and was recorded within additional paid in capital in the condensed consolidated balance sheet.
Public Warrants
Prior to the Business Combination, GMII issued 9,000,000 public warrants (Public Warrants), which remained outstanding at the closing of the Business Combination and became exercisable for shares of common stock. Each whole Public Warrant entitles the registered holder to purchase one whole share of common stock at a price of $11.50 per share, subject to certain adjustments. A warrant holder may exercise its Public Warrants only for a whole number of shares of common stock. This means that only a whole Public Warrant may be exercised at any given time by a warrant holder. No fractional Public Warrants were issued upon separation of the units and only whole Public Warrants trade. Accordingly, unless a registered holder purchased at least five units, they were not able to receive or trade a whole Public Warrant. The Public Warrants will expire on January 18, 2027 (five years after the consummation of the Business Combination), at 5:00 p.m., New York City time, or earlier upon redemption or liquidation.
The Public Warrants are accounted for as liabilities as there are terms and features that do not qualify for equity classification in FASB ASC Topic 815-40, Derivatives and Hedging – Contracts in Entity’s Own Equity. The fair value of the Public Warrants at January 18, 2022 was a liability of $23.6 million, which was recorded in other non-current liabilities in the condensed consolidated balance sheet upon the closing of the Business Combination. At June 30, 2022, the fair value was $0.3 million and was recorded in other non-current liabilities in the condensed consolidated balance sheet. The change in fair value of $7.0 million and $23.3 million for the three and six months ended June 30, 2022, respectively, is reflected as other income in the condensed consolidated statements of operations and comprehensive loss.
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
The Private Placement Warrants are accounted for as liabilities as there are terms and features that do not qualify for equity classification in FASB ASC Topic 815-40, Derivatives and Hedging – Contracts in Entity’s Own Equity. The fair value of the Private Placement Warrants at January 18, 2022 was a liability of $14.5 million, which was recorded in other non-current liabilities in the condensed consolidated balance sheet. At June 30, 2022, the fair value decreased to $0.2 million and was recorded in other non-current liabilities in the condensed consolidated balance sheet. The change in fair value of $4.3 million and $14.3 million for the three and six months ended June 30, 2022, respectively, is reflected as other income in the condensed consolidated statements of operations and comprehensive loss.
Note 8. Commitments and Contingencies
Surety Bonds
A portion of Sonder’s leases are supported by surety bonds provided by affiliates of certain insurance companies. As of June 30, 2022, Sonder had commitments from five surety providers in the amount of $67.3 million, of which $33.4 million was outstanding. The availability, terms and conditions, and pricing of bonding capacity are dependent on, among other things, continued financial strength and stability of the insurance company affiliates providing the bonding capacity, general availability of such capacity and Sonder’s corporate credit rating.
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

Table of Contents`
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
Sonder establishes an accrued liability for loss contingencies related to legal matters when a loss is both probable and reasonably estimable. These accruals represent Sonder’s best estimate of probable losses. Sonder recorded an estimated accrual of $3.4 million and $5.3 million in the condensed consolidated balance sheets as of June 30, 2022 and December 31, 2021, respectively. Sonder’s views and estimates related to these matters may change in the future, as new events and circumstances arise and the matters continue to develop. Until the final resolution of legal matters, there may be an exposure to losses in excess of the amounts accrued. With respect to outstanding legal matters, based on current knowledge, the amount or range of reasonably possible loss will not, either individually or in the aggregate, have a material adverse effect on Sonder’s business, results of operations, financial condition, or cash flows. Legal fees are expensed as incurred.
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

Table of Contents`
Note 10. Exchangeable shares and redeemable convertible preferred stock
Exchangeable Shares
Upon the consummation of the Business Combination, each share of Sonder Canada exchangeable common shares (Exchangeable Shares) was exchanged into a new series of the same class of virtually identical Sonder Canada Exchangeable Common Shares (Post-Combination Exchangeable Common Shares) exchangeable for Sonder common stock. At June 30, 2022, Sonder had the following authorized and outstanding Post-Combination Exchangeable Common Shares (in thousands except per share amounts):

	June 30, 2022
	Shares Authorized	Shares Issued and Outstanding	Issuance Price Per Share	Net Carrying Value	Aggregate Liquidation Preference
Post-Combination Exchangeable Common Shares	40,000	28,037	$1.54	$43,173	$43,173
The net carrying value of the exchangeable shares was included in additional paid-in capital in our condensed consolidated balance sheet.
Sonder had the following authorized and outstanding Exchangeable Shares as of December 31, 2021. The figures below are prior to the application of the merger exchange ratio in the Business Combination, which closed on January 18, 2022 (in thousands except per share amounts):

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
Upon consummation of the Business Combination, all the Exchangeable Shares were automatically converted into 32,296,539 post-combination exchangeable shares of Sonder common stock for a value of $49.7 million (share figure was 21,991,418 shares prior to the application of the merger exchange ratio in the Business Combination, which closed on January 18, 2022).
Redeemable Convertible Preferred Stock
Sonder had the following authorized and outstanding redeemable convertible preferred stock as of December 31, 2021. The figures below are prior to the application of the merger exchange ratio in the Business Combination, which

Table of Contents`
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
Upon the consummation of the Business Combination, each share of Sonder Canada Exchangeable Shares was exchanged into a new series of the same class of virtually identical Post-Combination Exchangeable Common Shares exchangeable for Sonder common stock. At June 30, 2022, Sonder had 28,037,196 Post-Combination Exchangeable Common Shares. All exchangeable shares classified as mezzanine equity were reclassified into permanent equity as a result of the Business Combination.
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

Table of Contents`
which closed on January 18, 2022). Refer to Note 10. Exchangeable shares and redeemable convertible preferred stock for further details.
As of June 30, 2022, Sonder has reserved the following shares of common stock for future issuance:

June 30, 2022
Conversion of exchangeable shares	40,000,000
Outstanding stock options	29,235,358
Outstanding restricted stock units (RSUs)	9,889,782
Outstanding market stock units (MSUs)	14,499,972
Outstanding warrants liability	14,499,966
Shares issuable pursuant to Earn Out liability	14,500,000
Outstanding Delayed Draw Note warrants liability	2,475,000
Shares available for grant under the ESPP	6,564,031
Shares available for grant under the 2021 Equity Incentive Plan	19,515,277
Total common stock reserved for future issuance	151,179,386
As of December 31, 2021, Sonder reserved the following shares of common stock for future issuance:

December 31, 2021
Conversion of preferred stock and exchangeable shares(1)	208,995,747
Outstanding stock options	19,865,244
Options available for grant under the 2019 Equity Incentive Plan	1,859,784
Total common stock reserved for future issuance	230,720,775
____________
(1)Includes the warrants reclassified to equity as of December 31, 2021 and those issued in connection with the 2018 Loan and Security Agreement and related amendment as of December 31, 2021.
Note 12. Stockholders’ Equity (Deficit)
Equity Incentive Plans
2013 and 2019 Equity Incentive Plans
Prior to the closing of the Business Combination, Legacy Sonder maintained a stock based compensation plan. Legacy Sonder’s 2013 and 2019 Equity Incentive Plans (Legacy Equity Incentive Plans) provided for the grant of stock-based awards to purchase or directly issue shares of common stock to employees, directors and consultants. Options were granted at a price per share equal to the fair value of the underlying common stock at the date of grant. Stock options generally have a 10-year contractual term and vest over a four-year period starting from the date specified in each agreement.
Each Legacy Sonder option from the Legacy Equity Incentive Plans that was outstanding immediately prior to the closing of the Business Combination, whether vested or unvested, was converted into an option to acquire a number of shares of common stock (Exchanged Options) equal to the product (rounded down to the nearest whole number) of (i) the number of shares of Legacy Sonder common stock subject to such Legacy Sonder option immediately prior to the closing of the Business Combination and (ii) the exchange ratio, at an exercise price per share (rounded up to the nearest whole cent) equal to (A) the exercise price per share of such Legacy Sonder option immediately prior to the closing of the Business Combination, divided by (B) the exchange ratio. Except as specifically provided in the Merger Agreement, following the Business Combination, each Exchanged Option will continue to be governed by the same terms and conditions (including vesting and exercisability terms) as were applicable to the corresponding former Legacy Sonder

Table of Contents`
option immediately prior to the consummation of the Business Combination. All stock option activity was retroactively restated to reflect the Exchanged Options.
Sonder Holdings Inc. 2021 Management Equity Incentive Plan
In connection with the Business Combination, Sonder’s board of directors approved the 2021 management equity incentive plan (2021 Management Equity Incentive Plan). Employees (including directors and officers) and consultants who receive awards under the 2021 Management Equity Incentive Plan may receive their pro rata share of awards covering up to an aggregate of 14,500,000 additional shares of common stock that will vest upon the common stock achieving certain benchmark share prices as contemplated by the Merger Agreement (each achievement of such a benchmark, a Triggering Event). If no Triggering Event occurs within the period specified in the Merger Agreement, the unvested awards will not be issued.
Sonder Holdings Inc. 2021 Equity Incentive Plan
In connection with the Business Combination, GMII’s stockholders approved the 2021 equity incentive plan (2021 Equity Incentive Plan). The 2021 Equity Incentive Plan became effective upon the consummation of the Business Combination and succeeds Sonder’s Legacy Equity Incentive Plans. Under the 2021 Equity Incentive Plan, Sonder may grant options, stock appreciation rights, restricted stock, restricted stock units (RSUs), and performance awards to employees, directors and consultants. Options are granted at a price per share equal to the fair value of the underlying common stock at the date of grant. Options granted are exercisable over a maximum term of 10 years from the date of grant. RSUs typically have a cliff vesting period of one year and continue to vest quarterly thereafter. The 2021 Equity Incentive Plan permits Sonder to deliver up to (a) a number equal to the lesser of (i) 31,507,349 shares or (ii) 12% of the total number of shares outstanding immediately following the Business Combination (including the number of shares of common stock reserved for issuance upon the exchange of Canadian Exchangeable Shares (as defined in the Merger Agreement) issued in the Sonder Canada Share Capital Reorganization (as defined in the Merger Agreement) corresponding to shares of company special voting stock to be issued immediately following the consummation of the Business Combination, plus (b) any shares subject to stock options or other awards that are assumed in the Business Combination and that, on or after the effective date, expire or otherwise terminate without having been exercised in full, are tendered to or withheld by Sonder for payment of an exercise price or for tax withholding obligations, or are forfeited to or repurchased by Sonder due to failure to vest, with the maximum number of shares to be added to the 2021 Equity Incentive Plan under this clause (ii) equal to 26,171,806 shares.
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
Sonder Holdings Inc. 2021 Employee Stock Purchase Plan
In connection with the Business Combination, GMII’s stockholders approved the 2021 employee stock purchase plan (ESPP). The ESPP allows eligible employees to purchase shares of Sonder common stock through payroll deductions of up to 15% of their eligible compensation. The number of shares reserved for issuance under the ESPP is equal to the lesser of (i) 5,251,225 shares of common stock or (ii) two percent (2%) of the outstanding shares of the Dilution Adjusted Common Stock (as defined in the Merger Agreement) as of immediately following the consummation of the Business Combination. The ESPP provides for either (i) a 27 month offering period, or (ii) such shorter period as may be established by the administrator from time to time. At the end of each offering period employees are able to purchase shares at 85% of the lower of the fair value of our common stock on the first trading day of the offering period or on the last day of the offering period.
The number of shares of common stock available for issuance under the ESPP will automatically be increased on the first day of each fiscal year, beginning with 2022 and ending with the 2041 fiscal year equal to the least of:
(i) 6,564,031 shares of common stock;

Table of Contents`
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
Stock-based Compensation Expense
Total stock-based compensation expense is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Operations and support	$1,042	$534	$1,972	$940
General and administrative	3,091	1,628	8,020	15,119
Research and development	844	286	1,586	541
Sales and marketing	77	—	156	1
Total stock-based compensation expense	$5,054	$2,448	$11,734	$16,601
Stock options

Sonder measures stock-based compensation expense for stock options at the grant date fair value of the award and recognizes the expense on a straight-line basis over the requisite service period, which is generally the vesting period. Sonder estimates the fair value of stock options using the Black-Scholes option-pricing model. During the three and six months ended June 30, 2022, the Company recorded stock-based compensation expense from stock options of approximately $3.6 million and $8.1 million. During the three and six months ended June 30, 2021, the Company recorded stock-based compensation expense from stock options of approximately $2.4 million and $5.0 million.

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

Table of Contents`
The following table summarizes the key assumptions used to determine the fair value of Sonder’s stock options granted to employees, non-employees, officers, and directors:

	Three Months Ended June 30,	Six Months ended June 30,
	2022	2022	2021
Expected term (in years)	4.15	4.09 - 4.15	3.99
Expected volatility	55%	54.7%-55.4%	64%
Dividend yield	—%	—%	—%
Risk-free interest Rate	2.84%	1.79%-2.84%	0.41%
Weighted-average grant-date fair value per share	$0.97	0.97 - 2.13	$4.54

There were no options granted in the three months ended June 30, 2021.
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
The fair value of the 2,041,197 Service-based Options was estimated using the Black-Scholes-Merton pricing model. The grant date fair value of the Service-based Options was $3.2 million and is recognized on a straight-line basis over the term of the award. Sonder recognized $11.6 million in expense for the CEO Performance Awards in the six months ended June 30, 2021. Sonder did not recognize any expense for the CEO Performance Awards for the three months ended June 30, 2021 and 2022, or the six months ended June 30, 2022.
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

Table of Contents`
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
In the three and six months ended June 30, 2022, Sonder recognized $0.5 million and $2.7 million in stock-based compensation expense related to the vesting of the Market Capitalization Condition, respectively. In the three and six months ended June 30, 2021, Sonder did not recognize any stock-based compensation expense relating to the vesting of the Market Capitalization Condition.
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
The grant-date fair value of the 2021 CEO Option Award was estimated using the Monte Carlo simulation. The grant-date fair value of the 2021 CEO Option Award on the grant date was $1.3 million.

Restricted stock units (“RSUs”)

The fair value of the RSUs is expensed ratably over the vesting period. RSUs typically vest quarterly over the service period, which is generally four years. During the three and six months ended June 30, 2022, we recorded stock-based compensation expense from RSUs of approximately $0.9 million. We did not have any stock-based compensation expense from RSUs in the three and six months ended June 30, 2021.

Market stock units (“MSUs”)

In May 2022 we issued MSUs to certain key executives under our 2021 Management Equity Incentive Plan. One-sixth of the MSUs vest upon (including prior to but contingent on) the occurrence of each of six distinct triggering events, which occur if the stock price of the Common Stock is equal to or greater than $13.00, $15.50, $18.00, $20.50, $23.00, or $25.50, respectively, within the five year period ending July 17, 2027.

We determined the grant-date fair value of the MSUs using a Monte Carlo simulation performed by a third-party valuation firm. We recognize stock-based compensation for the MSUs over the requisite service period, which is approximately four years, using the accelerated attribution method. During the three and six months ended June 30, 2022, we granted 14,499,972 MSUs at a total grant-date fair value of $4.2 million. During the three and six months ended June 30, 2022, we recognized approximately $0.1 million in stock-based compensation expense from MSUs.

Table of Contents`
Note 13. Net Loss Per Common Share
Net loss per share calculations for all periods prior to the Business Combination have been retrospectively adjusted for the equivalent number of shares outstanding immediately after the closing of the Business Combination to effect the reverse recapitalization. Subsequent to the Business Combination, net loss per share was calculated based on the weighted average number of common stock then outstanding.
The following table sets forth the computation of basic and diluted net loss per share (in thousands, except number of shares and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Basic net loss per share:
Numerator
Net loss	$(43,775)	$(73,949)	$(21,383)	$(152,490)
Less: Net loss attributable to convertible preferred stock and exchangeable preferred stockholders	—	—	1,180	—
Net loss attributable to common stockholders	$(43,775)	$(73,949)	$(20,203)	$(152,490)
Denominator
Basic weighted-average common shares used in computing basic net loss per share	215,085,516	11,538,790	197,658,542	11,099,760
Basic net loss per share attributable to common stockholders	$(0.20)	$(6.41)	$(0.10)	$(13.74)
The following potential common shares outstanding were excluded from the computation of diluted net loss per share because including them would have been anti-dilutive (in thousands):

	As of June 30,
	2022	2021
Options to purchase common stock	29,235	26,409
Common stock subject to repurchase or forfeiture	2,173	2,693
Outstanding market stock units (MSUs)	14,500	—
Redeemable convertible preferred stock(1)	—	111,258
Exchangeable shares	28,037	32,334
Total common stock equivalents	73,945	172,694
____________
(1)Includes the warrants reclassified to equity as of June 30, 2022 and those issued in connection with the 2018 Loan and Security Agreement and related amendment as of December 31, 2021.
Note 14. Income Taxes
Provision for income taxes for the three and six months ended June 30, 2022 was $117 thousand and $148 thousand, respectively, and the effective tax rates were 0.3% and 0.7%, respectively. Provision for income taxes for the three and six months ended June 30, 2021 was $70 thousand and $93 thousand, respectively, and the effective tax rates for these periods were 0.1%. The difference between Sonder’s effective tax rate and the U.S. statutory rate of 21% was primarily due to a full valuation allowance related to Sonder’s net deferred tax assets.
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

Table of Contents`
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

Table of Contents`
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
The Company estimated the fair value of the option awards granted to the CEO, including the CEO Performance Awards that were modified in the three months ended March 31, 2021, using a Monte Carlo simulation. The fair value of the option awards was $5.5 million, which is to be recognized over the requisite service periods.
Closing of PIPE Investments
Pursuant to subscription agreements entered into in connection with the Merger Agreement (Existing Subscription Agreements), certain investors agreed to subscribe for an aggregate of 20,000,000 newly issued shares of Class A Stock (which became Common Stock upon the effectiveness of the Amended and Restated Certificate of Incorporation) for a purchase price of $10.00 per share, or an aggregate of approximately $200 million (Existing PIPE Investment). In addition, pursuant to subscription agreements entered into in connection with Amendment No.1, certain investors agreed to subscribe for an additional 11,507,074 newly issued shares of Class A Stock (which became Common Stock upon the effectiveness of the Amended and Restated Certificate of Incorporation) for a purchase price of $8.89 per share, or an aggregate of approximately $102.3 million (New PIPE Investment). In addition, concurrently with the execution of Amendment No. 1, GMII entered into a subscription agreement with the Sponsor whereby the Sponsor separately agreed to purchase an additional 709,711 shares of Class A Stock (which became Common Stock upon the effectiveness of the Amended and Restated Certificate of Incorporation) in a private placement for $10.00, or an aggregate of approximately $7.1 million (Additional Sponsor PIPE Commitment and, together with the Existing PIPE Investment and the New PIPE Investment, the PIPE Investment). At the closing of the Business Combination, the Company consummated the PIPE Investment.

Table of Contents`
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

Note 17. Restructuring Activities
On June 9, 2022, the Company announced its Cash Flow Positive Plan, including a restructuring of its operations which resulted in an approximate 21% reduction of existing corporate roles and 7% reduction of existing frontline roles. In the three months ended June 30, 2022, total restructuring and other charges were $4.0 million and are included in Restructuring and other charges in the Condensed Consolidated Statement of Operations and Comprehensive Loss.

Note 18. Subsequent Events

On August 10, 2022, the Company announced its intention to implement, subject to the final approval of the Company’s Board of Directors, an option exchange program in which eligible employees may exchange certain outstanding options, whether vested or unvested (collectively the “Eligible Awards”), for new options on a one-for-one basis with a per share exercise price equal to fair market value of the Company’s common stock at the conclusion of the tender offer.

The criteria for eligible participants and other terms of the option exchange program are still being finalized and are subject to approval by the Company’s Board of Directors. If approved, details will be announced in a tender offer statement on Schedule TO in connection with the commencement of the option exchange program. The option exchange program has not yet commenced and will only be made pursuant to the terms and conditions set forth in the tender offer statement on Schedule TO, including the offer to exchange, and other related materials to be filed with the SEC and sent to eligible participants.

Table of Contents`
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of the financial condition and results of operations of Sonder Holdings Inc. (“Sonder,” “we,” “us” or “our”) together with Sonder’s condensed consolidated financial statements and related notes included elsewhere in this report and the audited consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2021. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties. Sonder’s actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under the section titled “Risk Factors” or in other parts of this report. Sonder’s historical results are not necessarily indicative of the results that may be expected for any period in the future. Except as otherwise noted, all references to 2021 refer to the year ended December 31, 2021.
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
Overview
Sonder’s mission is to revolutionize hospitality through design and technology to make a world of better stays open to all. With our innovative end-to-end model, we aim to provide better choice, comfort, reliability and value across a wide variety of use cases — from one night to extended stays — for our diverse mix of traveler types. Officially launched in 2014 and headquartered in San Francisco, California, Sonder’s unique product portfolio of approximately 18,700 Live and Contracted Units — from rooms to suites to apartments — spans 41 cities in 10 countries and three continents as of June 30, 2022. Live Units represent the total number of units available for guest bookings on Sonder.com, the Sonder app and other channels at a given point in time. Contracted Units are Units for which we have signed real estate contracts, but are not yet available for guests to book.
We work directly with real estate developers and property owners to lease, manage and operate spaces, providing guests with exceptionally designed accommodations. We operate and manage over 250 Live properties using proprietary technology, delivering services to guests via the Sonder app which features self-service and 24/7 on-the-ground support.
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
We resumed our growth efforts in the fourth quarter of 2020, and our focus during the fourth quarter of 2020 and first quarter of 2021 was on signing new properties and rebuilding our pipeline. In the second to fourth quarters of 2021 and the first and second quarters of 2022, we continued to build our pipeline of signed leases and targeted properties across various real estate asset classes (hotels, apartments, and office to apartment conversions). However, as part of our Cash Flow Positive Plan announced in June 2022, we slowed our planned pace of new unit signings to refocus on growth primarily through our already contracted portfolio. In addition, we exited certain Contracted Units that did not align with our Cash Flow Positive Plan and excluded certain Contracted Units with substantial contingencies from the Total Portfolio. As a result, as of June 30, 2022, we had a Total Portfolio of approximately 18,700 Live and Contracted Units.

Table of Contents`
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
Direct Bookings
Direct bookings as a percentage of booked revenue (“Direct Bookings”) have fluctuated in recent years due to the COVID-19 pandemic. While OTAs were historically our primary source of demand, we saw an increase in Direct Bookings commencing in early 2020, as we pursued performance marketing and offered extended stay discounts on Sonder.com during the early phases of the pandemic. For the three months ended June 30, 2022, direct bookings as a percentage of booked revenue were 43%.
As the broader hospitality industry continues to recover from the COVID-19 pandemic, we expect our Direct Bookings to remain at current levels or decrease moderately over time.
Technology
We have invested, and will continue to invest, significant resources in our technology architecture and infrastructure. These improvements have allowed us to deploy the latest tools and technologies to build proprietary external and internal facing technology. Our technology is essential to our user experience, as our home-grown technology powers the entire guest journey, from booking through check-out.
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
◦Room attribution algorithms; and
◦Task and workflow management software.
As part of our Cash Flow Positive Plan announced in June 2022, in the short- to medium-term we are prioritizing maintenance of our existing signature tech-enabled offering, as well as investing in technological improvements to support additional automation and rapid-payback RevPAR initiatives.
The Business Combination and Public Company Costs
On April 29, 2021, Legacy Sonder entered into the Merger Agreement with GMII, First Merger Sub and Second Merger Sub pursuant to which, among other things, on January 18, 2022, Legacy Sonder merged with and into Second Merger Sub, with Second Merger Sub continuing as the Surviving Entity. Legacy Sonder has been deemed the accounting

Table of Contents`
predecessor and GMII is the successor SEC registrant, which means that Legacy Sonder’s financial statements for previous periods will be disclosed in Sonder’s periodic reports filed with the SEC subsequent to January 18, 2022.
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

Table of Contents`
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
Prior to announcing our Cash Flow Positive Plan, our leases commonly included upfront rent abatement to help offset the costs and revenue ramp-up period associated with onboarding units. In addition, in the vast majority of leases, we have been successful in negotiating upfront allowances paid for by the landlord to help us offset the capital invested to prepare and furnish the building and the individual units. Pursuant to our Cash Flow Positive Plan, we are currently aiming to only sign units that are 100% capital light.
We generate revenue on a nightly basis when guests book and stay at Sonder properties, which they can do either directly through Sonder.com or the Sonder app, or through one of several online travel agency (“OTA”) partners with whom we list our properties.
Restructuring
On June 9, 2022, we announced our Cash Flow Positive Plan to reach positive quarterly free cash flow (“FCF”) within 2023. As part of the Cash Flow Positive plan, we completed a restructuring of our operations which resulted in an approximately 21% reduction of then-existing corporate roles and a 7% reduction of then-existing frontline roles. As part of this restructuring, we incurred $4.0 million in one-time restructuring costs as of June 30, 2022, of which approximately $2.4 million was paid out in the second quarter of 2022 and the remainder of which is expected to be paid out in the second half of 2022.
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

Table of Contents`
Key Business Metrics
The following table provides the key metrics for the periods presented (rounded):

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2022	2021	#	%	2022	2021	#	%
Live Units (End of Period)	8,400	5,500	2,900	53%	8,400	5,500	2,900	53%
Bookable Nights	725,000	473,000	252,000	53%	1,414,000	885,000	529,000	60%
Occupied Nights	598,000	321,000	277,000	86%	1,101,000	594,000	507,000	85%
Total Portfolio	18,700	14,800	3,900	26%	18,700	14,800	$3,900	26%
RevPAR	$167	$100	$67	67%	$143	$89	$54	60%
ADR	$203	$147	$56	38%	$183	$133	$50	37%
Occupancy Rate	82%	68%	14%	n.m	78%	67%	11%	n.m.
Live Units
Live Units represent the total number of units available for guest bookings on Sonder.com, the Sonder app and other channels at a given point in time. Live Units generate Bookable Nights which can ultimately generate revenue. Live Units are a key driver of revenue, and a key measure of the scale of our business, which in turn drives our financial performance. As of June 30, 2022, we had approximately 8,400 Live Units, compared to approximately 5,500 Live Units as of June 30, 2021. This 53% increase in Live Units as of June 30, 2022 compared to June 30, 2021 was driven by our continued focus on converting Contacted Units into Live Units. As of June 30, 2022, our five largest cities (New York City, Philadelphia, New Orleans, Dubai and London) accounted for approximately 39% of our Live Units, and our 10 largest cities accounted for approximately 60% of our Live Units.
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
In the first quarter of 2022, we implemented a new pricing strategy targeting higher occupancy in order to take advantage of demand elasticity, and continued to pursue this strategy in the second quarter of 2022. We are marketing bookings further in advance, continuously improving our pricing strategy, and developing additional sales and marketing capabilities and our corporate travel offering to bolster demand.
For the three months ended June 30, 2022, we had 725,000 Bookable Nights, compared to 473,000 Bookable Nights during the three months ended June 30, 2021, or a 53% increase. This increase was driven by our continued focus on converting Contracted Units into Live Units.

For the three months ended June 30, 2022, we had 598,000 Occupied Nights, compared to 321,000 Occupied Nights during the three months ended June 30, 2021, or an 86% increase, driven by our continued focus on converting Contracted Units into Live Units, and strategy shift targeting higher occupancy.

For the six months ended June 30, 2022, we had 1,414,000 Bookable Nights, compared to 885,000 Bookable Nights during the six months ended June 30, 2021, or a 60% increase, driven by our continued focus on converting Contracted Units into Live Units.

For the six months ended June 30, 2022, we had 1,101,000 Occupied Nights, compared to 594,000 Occupied Nights during the six months ended June 30, 2021, or an 85% increase, driven by our continued focus on converting Contracted Units into Live Units, and strategy shift targeting higher occupancy.
Revenue Per Available Room and Average Daily Rate
Revenue per Available Room (“RevPAR”) represents the average revenue earned per available night, and can be calculated either by dividing revenue by Bookable Nights, or by multiplying Average Daily Rate (“ADR”) by Occupancy Rate (“OR”). ADR represents the average revenue earned per night occupied, and is calculated as

Table of Contents`
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
•Seasonality drives typical period-to-period variances in a particular property’s RevPARs depending upon seasonal factors (e.g., weather patterns, local attractions and events, holidays) as well as property location and type. Based on results prior to the COVID-19 pandemic, we generally saw our RevPARs to be lower on a constant portfolio basis in the first quarter and fourth quarters of each year due to seasonal factors such as weather and holidays and the market mix and product mix of our portfolio at the time. However, the effect of seasonality will vary as our market mix and product mix continues to evolve.
For the three months ended June 30, 2022, we achieved a RevPAR of $167 compared to a RevPAR of $100 for the three months ended June 30, 2021, representing a 67% increase driven by a 38% ADR increase from $147 to $203 due to robust travel recovery and a 1400 bps Occupancy Rate increase from 68% to 82% due to our strategy shift targeting higher occupancy.
For the six months ended June 30, 2022, we achieved a RevPAR of $143 compared to a RevPAR of $89 for the six months ended June 30, 2021, representing a 60% increase primarily driven by a 37% ADR increase from $133 to $183 due to robust travel recovery and a 1,075 bps Occupancy Rate increase from 67% to 78% due to our strategy shift targeting higher occupancy.
Non-GAAP Financial Measures
To supplement the condensed consolidated financial statements, which are prepared and presented in accordance with GAAP, we use the following non-GAAP financial measures: Property Level Profit (Loss), Property Level Profit (Loss) Margin, and Adjusted EBITDA (collectively the “non-GAAP financial measures”).

Table of Contents`
The following table presents the calculation of Property Level Profit (Loss) for the periods shown (in thousands):

		Three Months Ended June 30,		Six Months Ended June 30,
		2022	2021	2022	2021
Loss from operations		$(67,680)	$(64,934)	$(163,444)	$(135,983)
Add:	Operations and support	54,003	34,889	102,270	60,312
	General and administrative	31,277	24,615	68,258	56,764
	Research and development	8,088	4,066	15,713	7,385
	Sales and marketing	12,414	4,888	21,875	7,399
	Restructuring and other charges	4,033	—	4,033	—
Less:	Property Level Costs
	Channel fees included in sales and marketing	(9,535)	(3,052)	(16,349)	(4,644)
	Customer service, laundry/consumables, maintenance and utilities and insurance included in operations and support	(24,814)	(13,308)	(46,918)	(23,229)
Property Level Profit (Loss)		$7,786	$(12,836)	$(14,562)	$(31,996)
Property Level Profit (Loss) Margin		6.4%	-27.2%	-7.2%	-40.6%
GAAP Rent to Landlord Payments adjustment		$4,368	$3,188	$16,836	$6,999
GAAP Rent to Landlord Payments adjustment margin		3.6%	6.7%	8.3%	8.9%
Property Level Profit (Loss)
Property Level Profit (Loss) (“PLL” or “PLP”) represents loss from operations after adding back corporate-level expenses less Property Level Costs (“PLC”), excluding the impact of restructuring charges, if any. PLC is defined as personnel-related expenses accumulated and directly associated with each of our properties, including channel fees, customer service, laundry/consumables, maintenance, and utilities and insurance. This presentation provides the profitability at the property level in the aggregate before taking into account corporate expenses and is the most direct comparison to other hospitality companies that provide property level metrics.
Refer to the Operations and Support, Research and Development, General and Administrative, and Sales and Marketing discussion in the section titled “Components of Results of Operations” below for explanations of the changes in these figures.
PLL or PLP is a key measure of our PLC efficiency as well as financial performance and ability to operate units with compelling unit economics. PLL or PLP variances may be explained by the factors described above, as well as the following additional factors:
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
•Product Mix represents the composition of our Total Portfolio between apartment and hotel units. In general, apartments require higher rent because they typically have larger square footage compared to hotel

Table of Contents`
units. The impact of higher rent combined with higher RevPARs for apartments typically leads to relatively similar Property Level Profit (Loss) for apartments and hotels.
•Market Mix represents the composition of our portfolio based on geographic presence. Certain markets such as New York or London typically require higher rent on a per unit basis, while certain markets such as Houston or Phoenix typically require lower rent on a per unit basis. Therefore, if the market mix shifts toward lower rent markets, it may compress aggregate portfolio rent. Typically, markets with higher RevPARs have higher rent, which often leads to relatively similar Property Level Profit (Loss) for high and low RevPAR markets.
•Length of Stay represents the average number of nights for each unique stay, and is calculated as Occupied Nights divided by Checkouts. Longer stays drive lower turnover costs (i.e., cleaning, laundry and consumables) and therefore results in higher PLP because these costs are incurred by us less frequently for longer stays. Our extended stay initiative following the onset of the COVID-19 pandemic drove average Length of Stay (“LOS”) up significantly to a peak of 14 nights in April 2020. For the three and six months ended June 30, 2022, LOS was four and five nights, respectively. We expect our LOS to remain at historical averages of approximately five nights following full COVID-19 recovery, with a modest portion of long-term revenue still driven by extended stay bookings.
•Channel Fees represent the percentage of revenue booked on an OTA that we pay out as marketing fees to compensate the respective channel for its listing services. We record these charges as an operating expense in sales and marketing on the consolidated statement of operations. These fees are captured in PLC and reduce PLP. In general, direct bookings drive a higher PLP given they do not incur channel fees.
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
PLL or PLP and PLL Margin/PLP Margin may differ from similarly titled measures used by other companies due to different methods of calculation. Presentation of these metrics is not intended to be considered in isolation or as a substitute for, or superior to, the financial information prepared and presented in accordance with GAAP. PLL or PLP exclude certain costs, such as corporate costs, which are considered normal, recurring cash operating expenses and are essential to support the operation and development of our properties. Therefore, this measure may not provide a complete understanding of our operating results as a whole. As such, these metrics should be reviewed in conjunction with our GAAP financial results.
For the three months ended June 30, 2022, we had a loss from operations of $67.7 million, compared to $64.9 million for three months ended June 30, 2021, primarily driven by a $76.8 million increase in total costs and expenses as a result of an increase in headcount and Live Units in the three months ended June 30, 2022 compared to the three months ended June 30, 2021, partially offset by an increase in revenue of 156.7% year-over-year.
For the six months ended June 30, 2022, we had a loss from operations of $163.4 million, compared to $136.0 million for six months ended June 30, 2021, primarily driven by a $150.4 million increase in total costs and expenses as a result of an increase in headcount and Live Units in the six months ended June 30, 2022 compared to the six months ended June 30, 2021, partially offset by an increase in revenue of 156.0% year-over-year.

For the three months ended June 30, 2022, we had a PLP of approximately $7.8 million with a PLP Margin of 6.4%, compared to a PLL of approximately $12.8 million, with a PLL Margin of 27.2% for the three months ended June 30, 2021. This improvement in PLP was driven by an increase in revenue of $74.1 million offset by a $35.4 million increase in cost of revenue related to rent expense for new leases and an $18.0 million increase in PLC, both as a result of an increase in Live Units in the three months ended June 30, 2022 compared to the three months ended June 30, 2021.
For the six months ended June 30, 2022, we had a PLL of approximately $14.6 million with a PLL Margin of 7.2%, compared to a PLL of approximately $32.0 million, with a PLL Margin of 40.6% for the six months ended June 30, 2021. This represents a 54.5% improvement in PLL for the six months ended June 30, 2022 as compared to the six months ended June 30, 2021, driven by an increase in revenue of $123.0 million, offset by a $70.1 million increase in cost of revenue related to rent expense for new leases and a $35.4 million increase in PLC, both as a

Table of Contents`
result of an increase in Live Units in the three months ended June 30, 2022 compared to the three months ended June 30, 2021.

The following table provides a reconciliation of net loss to Adjusted EBITDA (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net loss	$(43,775)	$(73,949)	$(21,383)	$(152,490)
Interest expense, net	4,382	12,522	12,584	16,349
Provision for income taxes	117	70	148	93
Depreciation and amortization	5,996	4,213	11,626	8,332
EBITDA	$(33,280)	$(57,144)	$2,975	$(127,716)
Restructuring and other charges	4,033	—	4,033	—
Stock-based compensation	5,054	2,448	11,734	16,601
Change in fair value of SPAC Warrants	(11,310)	—	(37,634)	—
Change in fair value of Earn Out liability	(23,345)	—	(96,522)	—
Change in fair value of share-settled redemption feature and gain on conversion of Convertible Notes	—	—	(29,512)	—
Other expense (income), net	6,251	(3,577)	8,875	65
Adjusted EBITDA	$(52,597)	$(58,273)	$(136,051)	$(111,050)
GAAP Rent to Landlord Payments adjustment	$4,368	$3,188	$16,836	$6,999
FF&E allowance realized(1)	$9,756	$475	$14,204	$1,006
__________
(1)Represents cash payments from real estate owners received for capital expenditure financing
Adjusted EBITDA
Adjusted EBITDA is defined as net loss before the impact of interest expense, net, provision for income taxes, depreciation and amortization, restructuring and other charges, stock-based compensation, other expense (income) net, the change in fair value of share-settled redemption feature and gain on conversion of Convertible Notes, and changes in fair values of SPAC Warrants and Earn Out liability. Adjusted EBITDA is a key measure of our financial performance and measures our efficiency in managing our other operating expenses. We utilize Adjusted EBITDA because certain items, such as depreciation and amortization, are non-cash in nature or the amount and timing of these items are unpredictable, are not driven by core results of operations and render comparisons with prior periods and competitors less meaningful.
Adjusted EBITDA is highly leveraged to RevPAR and PLP / PLL. Adjusted EBITDA variances may be explained by the RevPAR and PLP / PLL factors described above, as well as the following additional factor:
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
For the three months ended June 30, 2022, we had a net loss of $43.8 million compared to a net loss of $73.9 million for the three months ended June 30, 2021 primarily due to an increase in revenue, an increase in other income related to fair value adjustments for the Earn Out of $23.3 million and the SPAC Warrants of $11.3 million, offset by an increase in total costs and expenses.

Table of Contents`
For the six months ended June 30, 2022, we had a net loss of $21.4 million, compared to a net loss of $152.4 million for the six months ended June 30, 2021, primarily due to an increase in revenue, an increase in other income related to fair value adjustments for the the SPAC Warrants of $96.5 million and the Earn Out of $37.6 million, and an increase in other income related to fair value adjustments for the share-settled redemption feature and gain on conversion of the Convertible Notes of $29.5 million, offset by an increase in total costs and expenses.

For the three months ended June 30, 2022, our Adjusted EBITDA was a loss of approximately $52.6 million, compared to an Adjusted EBITDA loss of approximately $58.3 million for the three months ended June 30, 2021, or a 9.7% decrease in Adjusted EBITDA loss. This was primarily driven by an increase in cost of revenue of 81.0% related to an increase in the number of leased units and an increase in operating expenses excluding restructuring and other charges of 55% primarily due to an increase in average headcount, offset by an increase in revenue of 156.7% due to a 67.0% increase in RevPAR driven by continued travel market recovery and 52.7% Live Unit growth contributing to a 53.3% increase in Bookable Nights.

For the six months ended June 30, 2022, our Adjusted EBITDA was a loss of approximately $136.1 million, compared to an Adjusted EBITDA loss of approximately $111.1 million for the six months ended June 30, 2021, or a 22.5% increase in Adjusted EBITDA loss. This was primarily driven by an increase in cost of revenue of 84.5% related to an increase in Live Units and an increase in operating expenses excluding restructuring and other charges of 57.8% mostly due to an increase in average headcount, offset by an increase in revenue of 156.0% due to a 60.3% increase in RevPAR driven by continued travel market recovery and 52.7% Live Unit growth contributing to a 59.8% increase in Bookable Nights.
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
Abatement terms are negotiated for the vast majority of our real estate contracts and represent free months of payments to real estate owners. As we continue to grow our Live Unit portfolio, abatement is expected to play a role in driving down Landlord Payments during periods with a significant number of new Live Units.
COVID-19’s Business Impact on Sonder
The ongoing impact of the COVID-19 pandemic on the global economy as well as whether and to what extent additional variants or resurgences of the virus continue to occur and the extent to which the pandemic will continue to adversely impact us remains uncertain. Our financial results for all of 2020, 2021 and the first half of 2022 were materially adversely affected by the COVID-19 pandemic, and the pandemic may continue to materially adversely impact business operations, results of operations and liquidity in the near term and possibly longer. While quarterly RevPAR and Occupancy Rates have been generally improving since May 2020, the extent of the recovery is uncertain and will be largely dependent on the effectiveness of COVID-19 prevention and treatment, infection rates, and governmental responses in the cities and countries in which we operate, as well as the other factors that affect travel demand.
The extent and duration of the impact of the COVID-19 pandemic over the longer term remain uncertain and dependent on future developments that cannot be accurately predicted at this time, such as the introduction and spread of new variants of the virus that may be more contagious or resistant to currently approved vaccines.

Table of Contents`
Components of Results of Operations
Revenue
Our revenue consists of amounts received from guests for our accommodations, net of discounts and refunds provided to guests. Our revenue is generated from stays booked through Sonder.com or the Sonder app, which we refer to as direct revenue, or from stays booked through third party online travel agencies, which we refer to as indirect revenue.
There is a difference in timing between when a booking is made and when we recognize revenue, which begins upon check-in and is recognized over the length of the stay. We record the amounts that we collect from guests prior to check-in on our balance sheet as deferred revenue. If a guest cancels a reservation within the cancellation period, a refund is provided to the guest. If the cancellation occurs subsequent to the cancellation period, we will recognize such cancellation as revenue in the period in which the cancellation occurs.
Cost of Revenue
Cost of revenue consists of those costs that are contractually fixed or variable, including rental payments payable to real estate owners to acquire usage of the unit, cleaning costs, and payment processing charges. We expect our cost of revenue will continue to increase on an absolute dollar basis for the foreseeable future to the extent that we continue to see growth in bookings and expand our portfolio of properties. Cost of revenue may vary as a percentage of revenue from period-to-period based on the timing and seasonality of bookings.
Operations and Support
Operations and support costs are related to guest-facing functions and variable expenses associated with guest units that are not payments to acquire usage of the room, such as customer service agents and hospitality agents, depreciation of property and equipment, and costs to operate rental spaces including utilities, opening new spaces, lease termination fees, and purchases of low value items for units such as small kitchen appliances. We expect operations and support expense to increase on an absolute dollar basis for the foreseeable future to the extent that we continue to grow our Live Units.
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
Research and Development
Research and development expenses primarily consist of personnel-related expenses and an allocation of our facility expenses incurred in connection with the development of our existing and new services. Our research and development efforts in the short- to mid-term are focused primarily on increasing the functionality and enhancing the ease of use of existing services, and to a lesser extent, adding new features and services. We capitalize the portion of our software development costs that meets the criteria for capitalization. We expect that our research and development expenses will vary from period to period as a percentage of revenue for the foreseeable future.
Sales and Marketing
Sales and marketing expenses primarily consist of advertising costs, personnel-related expenses for our sales, marketing, branding, as well as service charges for bookings made through OTAs. We expect our sales and marketing expense will vary from period to period as a percentage of revenue for the foreseeable future.

Table of Contents`
Restructuring and Other Charges
Restructuring and other charges consists primarily of employee termination benefits of approximately $4.0 million for the three and six months ended June 30, 2022 as part of our Cash Flow Positive plan announced in the second quarter.
Interest Expense, Net and Other Expense, Net
Interest expense, net and other expense, net consists primarily of the change in fair value of the Earn Out, SPAC Warrants, or other instruments carried at fair value, realized and unrealized gains and losses on foreign currency transactions and balances, and interest expense related to the term loans and convertible debt
Provision for Income Taxes
Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the statement of operations and comprehensive loss as of the enactment date. A valuation allowance is recorded for deferred tax assets if it is more likely than not that some portion or all of the deferred tax assets will not be realized. As of June 30, 2022 and 2021, we have recorded a full valuation allowance against our deferred tax assets due to our history of losses.
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

Table of Contents`
Results of Operations
Three Months Ended June 30, 2022 and 2021
The following table sets forth our results of operations for the periods presented and as a percentage of revenue (in thousands, except percentages):

	Three Months Ended June 30,
	2022		2021
Revenue	$121,322	100.0%	$47,269	100.0%
Cost of revenue (excluding depreciation and amortization)	79,187	65.3	43,745	92.5
Operations and support	54,003	44.5	34,889	73.8
General and administrative	31,277	25.8	24,615	52.1
Research and development	8,088	6.7	4,066	8.6
Sales and marketing	12,414	10.2	4,888	10.3
Restructuring and other charges	4,033	3.3	—	—
Total costs and expenses	$189,002	155.8%	$112,203	237.4%
Loss from operations	$(67,680)	(55.8)%	$(64,934)	(137.4)%
Interest expense, net and other expense (income), net	(24,022)	(19.8)	8,945	18.9
Loss before income taxes	(43,658)	(36.0)	(73,879)	(156.3)
Provision for income taxes	117	0.1	70	0.1
Net loss	$(43,775)	(35.9)%	$(73,949)	(156.4)%
Other comprehensive loss:
Change in foreign currency translation adjustment	$5,085	4.2%	$1,689	3.6%
Comprehensive loss	$(38,690)	(31.9)%	$(72,260)	(152.9)%
Revenue
The following table sets forth our revenue for the periods shown (in thousands, except percentages):

	Three Months Ended June 30,		Change
	2022	2021	$	%
Revenue	$121,322	$47,269	$74,053	156.7%
Revenue increased $74.1 million, or 156.7%, for the three months ended June 30, 2022, compared to the three months ended June 30, 2021, primarily due to a 67.0% increase in RevPAR driven by continued travel market recovery and our strategy targeting higher occupancy, and a 52.7% increase in Live Units contributing to a 53.3% increase in Bookable Nights.

Table of Contents`
Costs and Expenses
The following table sets forth our total costs and expenses for the periods shown (in thousands, except percentages):

	Three Months Ended June 30,		Change
	2022	2021	$	%
Cost of revenue (excluding depreciation and amortization)	$79,187	$43,745	$35,442	81.0%
Operations and support	54,003	34,889	19,114	54.8
General and administrative	31,277	24,615	6,662	27.1
Research and development	8,088	4,066	4,022	98.9
Sales and marketing	12,414	4,888	7,526	154.0
Restructuring and other charges	4,033	—	$4,033	n.m
Total costs and expenses	$189,002	$112,203	$76,799	68.4%
Cost of Revenue (excluding depreciation and amortization)
Cost of revenue increased $35.4 million, or 81.0%, for the three months ended June 30, 2022, compared to the three months ended June 30, 2021, primarily due to a $26.2 million increase in rent expense related to leases as a result of an increase in Live Units in the three months ended June 30, 2022 compared to the three months ended June 30, 2021, a $5.6 million increase in cleaning expenses as a result of an increase in the number of checkouts, and a $2.8 million increase in credit card fees due to the increase in bookings.
Operations and Support
Operations and support expense increased $19.1 million, or 54.8%, for the three months ended June 30, 2022, compared to the three months ended June 30, 2021. This increase was primarily due to a $7.2 million increase in employee compensation expense inclusive of stock compensation expense due to increase in average headcount, a $6.6 million increase in unit-related expenses, a $1.8 million increase in onboarding costs as a result of an increase in Live Units, a $1.7 million increase in legal and professional fees due to additional costs incurred in connection with becoming a public company, and a $1.5 million increase in tax expense mostly related to customs and excise tax.
General and Administrative
General and administrative expense increased $6.7 million, or 27.1%, for the three months ended June 30, 2022, compared to the three months ended June 30, 2021, primarily due to a $5.7 million increase in employee compensation cost inclusive of stock compensation expense due to increase in average headcount and a $1.3 million increase in insurance expense due to additional costs incurred in connection with becoming a public company offset by a $0.9 million decrease in tax expense mostly related to property taxes.
Research and Development
Research and development expense increased $4.0 million, or 98.9%, for the three months ended June 30, 2022, compared to the three months ended June 30, 2021, primarily due to a $2.4 million increase in employee compensation expense inclusive of stock compensation expense driven by an increase in average headcount and a $0.9 million increase in computer software expense related to the growth of the business.
Sales and Marketing
Sales and marketing expense increased $7.5 million, or 154.0%, for the three months ended June 30, 2022, compared to the three months ended June 30, 2021, primarily due to a $6.5 million increase in channel transaction fees resulting from an increase in revenue booked through third-party OTAs in line with total revenue growth and a $1.1 million increase in compensation expense driven by an increase in average headcount.
Restructuring and Other Charges

Restructuring and other charges expense increased $4.0 million, for the three months ended June 30, 2022, compared to the three months ended June 30, 2021, due to the restructuring that the Company announced on June 9, 2022.

Table of Contents`
Interest Expense, Net and Other Expense (Income), Net
The following table sets forth our total interest expense, net and other expense (income), net for the periods shown (in thousands, except percentages):

	Three Months Ended June 30,		Change
	2022	2021	$	%
Interest expense, net	$4,382	$12,522	$(8,140)	(65.0)%
Change in fair value of SPAC Warrants	(11,310)	—	(11,310)	n.m
Change in fair value of Earn Out liability	(23,345)	—	(23,345)	n.m
Other expense (income), net	6,251	(3,577)	9,828	(274.8)
Total interest expense, net and other expense (income), net	$(24,022)	$8,945	$(32,967)	(368.6)%
Interest expense, net decreased $8.1 million, or 65.0%, for the three months ended June 30, 2022, compared to the three months ended June 30, 2021, due to the conversion of the Convertible Notes to equity.
The change in the fair value of the SPAC Warrants and Earn Out increased $11.3 million and $23.3 million, respectively, as a result of fair value adjustments due to the decrease in our stock price from the closing of the Business Combination to June 30, 2022.
Other expense, net increased $9.8 million, or 274.8%, for the three months ended June 30, 2022, compared to the three months ended June 30, 2021, primarily due to fluctuations in foreign currency which impacted the remeasurement of foreign balances to reporting currency.

Six Months Ended June 30, 2022 and 2021
The following table sets forth our results of operations for the periods presented and as a percentage of revenue (in thousands, except percentages):

	Six Months Ended June 30,
	2022		2021
Revenue	$201,788	100.0%	$78,827	100.0%
Cost of revenue (excluding depreciation and amortization)	153,083	75.9	82,950	105.2
Operations and support	102,270	50.7	60,312	76.5
General and administrative	68,258	33.8	56,764	72.0
Research and development	15,713	7.8	7,385	9.4
Sales and marketing	21,875	10.8	7,399	9.4
Restructuring and other charges	4,033	2.0	—	—
Total costs and expenses	$365,232	181.0%	$214,810	272.5%
Loss from operations	$(163,444)	(81.0)%	$(135,983)	(172.5)%
Interest expense, net and other expense (income), net	(142,209)	(70.5)	16,414	20.8
Loss before income taxes	(21,235)	(10.5)	(152,397)	(193.3)
Provision for income taxes	148	0.1	93	0.1
Net loss	$(21,383)	(10.6)%	$(152,490)	(193.4)%
Other comprehensive loss :
Change in foreign currency translation adjustment	7,084	3.5%	2,834	3.6%
Comprehensive loss	$(14,299)	(7.1)%	$(149,656)	(189.9)%

Table of Contents`
Revenue
The following table sets forth our revenue for the periods shown (in thousands, except percentages):

	Six Months Ended June 30,		Change
	2022	2021	$	%
Revenue	$201,788	$78,827	$122,961	156.0%
Revenue increased $123.0 million, or 156.0%, in the six months ended June 30, 2022, compared to the six months ended June 30, 2021, primarily due to a 60.3% increase in RevPAR driven by continued travel market recovery and our strategy targeting higher occupancy, and 52.7% Live Unit growth contributing to a 59.8% increase in Bookable Nights.
Costs and Expenses
The following table sets forth our total costs and expenses for the periods shown (in thousands, except percentages):

	Six Months Ended June 30,		Change
	2022	2021	$	%
Cost of revenue (excluding depreciation and amortization)	153,083	82,950	70,133	84.5%
Operations and support	102,270	60,312	41,958	69.6%
General and administrative	68,258	56,764	11,494	20.2%
Research and development	15,713	7,385	8,328	112.8%
Sales and marketing	21,875	7,399	14,476	195.6%
Restructuring and other charges	4,033	—	4,033
Total costs and expenses	$365,232	$214,810	$150,422	70.0%
Cost of Revenue (excluding depreciation and amortization)
Cost of revenue increased $70.1 million, or 84.5%, for the six months ended June 30, 2022, compared to the six months ended June 30, 2021, primarily due to a $53.9 million increase in rent expense related to leases as a result of a 2,900 unit increase in Live Units in the six months ended June 30, 2022 compared to the six months ended June 30, 2021, a $9.8 million increase in cleaning expenses as a result of an increase in the number of checkouts as well as an increase in requests for cleaning services from our guests, and an increase of $5.0 million in payment processing fees due to an increase in bookings driven by continued travel recovery and our Live Unit growth.
Operations and Support
Operations and support expense increased $42.0 million, or 69.6%, for the six months ended June 30, 2022, compared to the six months ended June 30, 2021. This increase was primarily due to a $15.6 million increase in employee compensation expense inclusive of stock compensation expense due to an increase in average headcount, a $15.4 million increase in unit-related expenses due to an increase in Live Units as well as an increase in occupied nights, a $4.8 million increase in onboarding costs as a result of an increase in Live Units, and a $3.3 million increase in customer service costs, driven by an increase in booked nights.
General and Administrative
General and administrative expense increased $11.5 million, or 20.2%, for the six months ended June 30, 2022, compared to the six months ended June 30, 2021, primarily due to a $3.3 million increase in tax expense related to transaction (sales and VAT) taxes, mostly driven by an increase in bookings due to continued travel recovery and our Live Unit growth, a $2.6 million increase in legal and professional fees and a $2.5 million increase in insurance expense, both of which were due to additional costs incurred in connection with our becoming a public company, in addition to a $1.4 million increase in computer software expense related to the growth of the business.
Research and Development
Research and development expense increased $8.3 million, or 112.8%, for the six months ended June 30, 2022, compared to the six months ended June 30, 2021, primarily due to a $5.4 million increase in employee compensation expense inclusive of stock compensation expense driven by an increase in average headcount, a $1.2 million increase in

Table of Contents`
professional fees related to the growth of the business, and a $0.9 million increase in computer software expense related to the growth of the business.
Sales and Marketing
Sales and marketing expense increased $14.5 million, or 195.6%, for the six months ended June 30, 2022, compared to the six months ended June 30, 2021, primarily due to a $11.7 million increase in channel transaction fees resulting from an increase in revenue booked through third-party OTAs in line with total revenue growth and a $2.3 million increase in compensation expense driven by an increase in average headcount.
Restructuring and Other Charges
Restructuring and other charges expense increased $4.0 million for the six months ended June 30, 2022, compared to the six months ended June 30, 2021, due to the restructuring that we announced on June 9, 2022.
Interest Expense, Net and Other Expense, Net
The following table sets forth our total interest expense, net and other expense (income), net for the periods shown (in thousands, except percentages):

	Six Months Ended June 30,		Change
	2022	2021	$	%
Interest expense, net	12,584	16,349	$(3,765)	(23.0)%
Change in fair value of SPAC Warrants	(37,634)	—	(37,634)	n.m.
Change in fair value of Earn Out liability	(96,522)	—	(96,522)	n.m.
Change in fair value of share-settled redemption feature and gain on conversion of Convertible Notes	(29,512)	—	(29,512)	n.m.
Other expense, net	8,875	65	8,810	13553.8%
Total interest expense, net and other expense (income), net	$(142,209)	$16,414	$(158,623)	(966.4)%
Interest expense, net decreased $3.8 million, or 23.0%, for the six months ended June 30, 2022, compared to the six months ended June 30, 2021, due to the conversion of the Convertible Notes in January 2022 offset by interest expense recognized in connection with the extinguishment of the term loan in January 2022 and interest expense on the Delayed Draw Notes issued in January 2022.
The change in the fair value of the SPAC Warrants and Earn Out increased $37.6 million and $96.5 million, respectively, as a result of fair value adjustments resulting from the decrease in our stock price from the closing of the Business Combination to June 30, 2022. The change in fair value of the share-settled redemption feature related to the Convertible Notes increased $29.5 million primarily as a result of fair value adjustments due to the decrease in our stock price from the closing of the Business Combination to June 30, 2022 and an increase in other income as a result of the conversion of the Convertible Notes.
Other expense, net increased $8.8 million for the six months ended June 30, 2022, compared to the six months ended June 30, 2021, primarily due to a decrease in the fair value adjustments for preferred stock warrant liabilities that were converted to equity as a result of the closing of the Business Combination and fluctuations in foreign currency which impacted the remeasurement of foreign balances to reporting currency.
Provision for Income Taxes
The provision for income taxes for the six months ended June 30, 2022 was $148 thousand, and the effective tax rate for this period was 0.7%. The provision for income taxes for the six months ended June 30, 2021 was $93 thousand, and the effective tax rate for this period was 0.1%. The difference between our effective tax rate and the U.S. statutory rate of 21% was primarily due to a full valuation allowance related to our net deferred tax assets.
Liquidity and Capital Resources
As of June 30, 2022, our principal source of liquidity was cash of $359.5 million, which was held for working capital purposes. Reaching cash flow positivity is our primary focus in the near-term, as detailed in our Cash Flow Positive Plan. Once we reach positive free cash flow, we expect cash from operations will provide a principal source of liquidity. We

Table of Contents`
generate revenue from digital transactions directly with guests which are settled immediately through a payment processor, as well as generating revenue indirectly through OTAs, which is settled based on contractual terms. In addition, upon the closing of the Business Combination, the most significant change in our reported financial position and results was an increase in cash (as compared to the consolidated balance sheet at December 31, 2021) of approximately $401.9 million, net of the pay down of $24.7 million outstanding principal of the outstanding debt, as well as non-recurring transaction costs of approximately $58.6 million. Cash consists of checking and interest-bearing accounts.
As of June 30, 2022, since inception, we have incurred cumulative losses of $836.2 million from our operations, and we expect to continue to incur additional losses in the future. Our operations to date have been financed primarily by private equity investments in our common and redeemable convertible preferred stock, the Convertible Notes, and the Delayed Draw Term Loan.
We believe that our existing sources of liquidity will be sufficient to fund our operations and debt obligations for at least the next 12 months. Our future capital requirements will depend on many factors, including our rate of RevPAR growth, our ability to achieve cost efficiencies, and the extent of real estate owners’ funding of capital expenditures and other pre-opening costs at our leased properties. To the extent that our existing cash balance and ongoing cash from operations is insufficient to fund our future activities, we may need to raise additional funds through public or private equity or debt financing, including convertible debt or short-term bridge financing, or otherwise, but such funds may not be available on acceptable terms. If sufficient cash from operations or external funding is not available, we may be unable to adequately fund our business plans and it could have a negative effect on our business, operating cash flows, and financial condition.
Most of our cash is held in the United States. As of June 30, 2022, our foreign subsidiaries held $18.0 million of cash in foreign jurisdictions. We currently do not intend or foresee a need to repatriate these foreign funds. As a result of the Tax Cuts and Jobs Act of 2017, however, we anticipate the U.S. federal tax impact to be minimal if these foreign funds are repatriated and would not repatriate funds where there was a material tax cost. In addition, based on our current and future needs, we believe our current funding and capital resources for our international operations are adequate.
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
Cash Flows
The following table sets forth our cash flows for the periods indicated (in thousands):

	Six Months Ended June 30,
	2022	2021
Net cash used in operating activities	$(91,615)	$(96,253)
Net cash used in investing activities	(18,381)	(6,900)
Net cash provided by financing activities	400,300	158,729
Effects of foreign exchange on cash	499	(258)
Net change in cash and restricted cash	$290,803	$55,318
Cash Used in Operating Activities
Net cash used in operating activities for the six months ended June 30, 2022 was $91.6 million. Our net loss for the six months ended June 30, 2022 was $21.4 million, adjusted for non-cash charges, primarily consisting of $70.2 million in amortization of right of use assets, $11.7 million of share-based compensation expense, $11.6 million of depreciation and amortization, $9.0 million from the amortization of debt issuance costs, and $6.5 million of unrealized losses on foreign currency transactions, offset by $96.5 million of change in fair value of the Earn Out, $37.6 million in change in fair value of the SPAC Warrants, $29.5 million of change in fair value of the share-settled redemption feature derivative related to

Table of Contents`
our convertible notes issued in March 2021 and converted in January 2022, and $14.2 million in working capital adjustments.
Net cash used in operating activities for the six months ended June 30, 2021 was $96.3 million. Our net loss for the six months ended June 30, 2021 was $152.5 million, adjusted for non-cash charges, primarily consisting of $16.6 million of share-based compensation expense, $12.0 million related to the amortization of debt discount, $11.3 million in working capital adjustments, $8.3 million of depreciation and amortization, $6.2 million due to the straight lining of rent, $2.9 million of unrealized loss on foreign currency transactions and$1.3 million of fair value losses on warrants, offset by $4.1 million of change in fair value of the share-settled redemption feature derivative related to our convertible notes issued in March 2021 and converted in January 2022.
Cash Used in Investing Activities
Net cash used in investing activities for the six months ended June 30, 2022 was $18.4 million, which was primarily related to the purchases of furniture and fixtures for our units made available to guests, in addition to costs related to internally developed software, and for corporate purchases for our general operating activities.
Net cash used in investing activities for the six months ended June 30, 2021 was $6.9 million, which was primarily related to the purchases of furniture and fixtures for our units made available to guests as well as for corporate purchases for our general operating activities.
Cash Provided by Financing Activities
Net cash provided by financing activities for six months ended June 30, 2022 was $400.3 million, primarily related to $325.9 million in proceeds from the Business Combination and PIPE financing and $159.2 million from debt financing through the issuance of the Delayed Draw Notes, net of issuance costs, offset by issuance costs related to the Business Combination of $58.6 million, $24.7 million in repayment of debt, and a gain on extinguishment of debt of $3.1 million.
Net cash provided by financing activities for six months ended June 30, 2021 was $158.7 million, primarily related to $162.4 million from debt financing through the issuance of convertible notes, net of issuance costs, offset by a repayment of debt of $6.9 million.
Effect of Exchange Rates
Our changes in cash can be impacted by the effect of fluctuating exchange rates. For the six months ended June 30, 2022 and the six months ended June 30, 2021, we recorded a $0.5 million increase in cash and a $0.3 million decrease in cash, respectively, related to the fluctuation in foreign currency exchange rates.
Off-Balance Sheet Arrangements
As of June 30, 2022, we had the following off-balance sheet arrangements:
Letters of Credit
As of June 30, 2022, we had $34.2 million of irrevocable standby letters of credit outstanding, of which $32.0 million were under our revolving credit facilities. Letters of credit are primarily used as a form of security deposits for the buildings and partial buildings we lease.
Surety Bonds
A portion of our leases is supported by surety bonds provided by affiliates of certain insurance companies. As of June 30, 2022, we had assembled commitments from five surety providers in the amount of $67.3 million, of which $33.4 million was outstanding and was an off-balance sheet arrangement. The availability, terms and conditions, and pricing of bonding capacity are dependent on, among other things, continued financial strength and stability of the insurance company affiliates providing the bonding capacity, general availability of such capacity and our corporate credit rating.
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

Table of Contents`
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
Contractual Obligations and Commitments
The following table summarizes our contractual obligations and commitments as of June 30, 2022 (in thousands):

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years
Delayed Draw Notes	$200,500	$—	$—	$200,500	$—
Operating Lease Obligations(1)	1,676,113	126,755	721,064	357,269	471,024
Total	$1,876,613	$126,755	$721,064	$557,769	$471,024
___________
(1)Operating lease obligations primarily represent the initial contracted term for leases that have commenced as of June 30, 2022, not including any future optional renewal periods. In addition, as of June 30, 2022, we have entered into leases that have not yet commenced with future lease payments totaling $1.9 billion, excluding purchase options, that are not yet recorded on our condensed consolidated balance sheets and are not reflected in the above contractual obligations and commitments table. These leases will commence between 2022 and 2026 with non-cancelable lease terms of one to 17 years.

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

Table of Contents`
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

Table of Contents`
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
Long-Lived Assets
On a regular basis, we assess whether events or changes in circumstances have occurred that potentially indicate the carrying value of long-lived tangible assets (primarily related to right-of-use assets recorded upon adoption of ASC 842 and fixed assets) may not be recoverable. We test impairment using historical cash flows and other relevant facts and circumstances as the primary basis for our estimates of future cash flows. Significant factors considered include, but are not limited to, current and forecast revenue, current and forecast cash flows, the remaining lease life, and other factors which apply on a case-by-case basis. The analysis is performed at the individual lease level for indicators of impairment. Recoverability of the Company’s assets is measured by comparing the assets’ carrying value to the undiscounted cash flows expected to be generated over the assets’ remaining useful life or remaining lease term, whichever is less. This assessment requires the use of estimates and assumptions as to future cash flows of individual properties, which are subject to a high degree of judgment and are unique to each property. If assumptions as to future cash flows decrease in the future, we may be required to record impairment charges for these assets.
On a regular basis, we assess whether events or changes in circumstances have occurred that potentially indicate the carrying value of intangible assets with finite lives, primarily related to right-of-use assets recorded upon adoption of ASC 842 and fixed assets. Recoverability of the asset is measured by comparing the assets’ carrying value to the discounted future cash flows expected to be generated over the asset's remaining useful life.
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

Table of Contents`
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

Table of Contents`
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
Foreign Currency Exchange Risk
Sonder transacts business in multiple currencies worldwide, of which the most significant currency for the three months ended June 30, 2022 and 2021 was the U.S. dollar supporting its operations. Sonder’s international revenue, as well as costs and expenses denominated in foreign currencies, exposes it to the risk of fluctuations in foreign currency exchange rates against the U.S. dollar. Accordingly, Sonder is subject to foreign currency risk, which may adversely impact its financial results.
Sonder has foreign currency exchange risks related primarily to:
•Revenue, rent, and cleaning fees, which are included in cost of revenue, associated with bookings through its direct and indirect channels denominated in currencies other than the U.S. dollar;
•Balances held as funds receivable and amounts held on behalf of guests as well as funds payable, amounts payable to guests and deposits due from landlords; and
•Intercompany balances primarily related to its payment entities that process guest payments.
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

Table of Contents`
Sonder has not been exposed to, nor anticipates exposure to, material risks due to changes in interest rates. A hypothetical 100 basis points increase or decrease in interest rates would not have had a material impact on its consolidated financial statements as of June 30, 2022.
Inflation Risk

Sonder does not believe that inflation has had a material effect on its business, results of operations or financial condition. Nonetheless, Sonder may become subject to significant inflationary pressures that could have material adverse effects on its business, results of operations or financial condition, including delays or abandonment of development projects that Sonder would otherwise seek to add to its portfolio and reductions in consumer ability and willingness to travel.
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
Internal Control over Financial Reporting
During the year ended December 31, 2021, we identified a material weakness in our internal control over financial reporting related to the design and implementation of systems to capture and record lease agreements timely and accurately. Management has concluded that this material weakness in internal control over financial reporting is due to the fact that Sonder has limited resources and has not had the necessary business processes and related internal controls formally designed and implemented. In addition, we have not had the appropriate resources and the appropriate level of experience and technical expertise to oversee our business processes and controls.
To remediate this material weakness, we have engaged a third party consultant and have developed formal policies and procedures over our lease administration process, implemented a lease administration and accounting system, and provided additional training to personnel responsible for the relevant controls. Analysis and testing of the controls will be performed in the last six months of 2022 at which time we will make a determination on whether the material weakness has been fully remediated.

Changes in Internal Control over Financial Reporting

During the period covered by this report, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Table of Contents`
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

Item 1A. Risk Factors
You should carefully review and consider the following risk factors and the other information contained in this report, including the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our condensed consolidated financial statements and related notes thereto included elsewhere in this report, in making an investment decision. Our business, operating results, financial condition or prospects could also be harmed by risks and uncertainties not currently known to us or that we currently do not believe are material. If any of the risks actually occur, our business, operating results, financial condition and prospects could be adversely affected. In that event, the market price of our common stock or other publicly traded securities could decline, and you could lose part or all of your investment. The occurrence of one or more of the events or circumstances described in these risk factors, alone or in combination with other events or circumstances, may have a material adverse effect on our business, cash flows, financial condition and results of operations. The risks discussed below may not prove to be exhaustive, and are based on certain assumptions made by us that later may prove to be incorrect or incomplete. We may face additional risks and uncertainties that are not presently known to us, or that are currently deemed immaterial, which may also impair our business or financial condition. The following discussion should be read in conjunction with the financial statements and notes to the financial statements included herein.
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
Our forecasts and projections, including projected revenues, margins, profitability, cash flows, Bookable Nights, RevPAR, lease signings and Live Units, and our anticipated market opportunity, growth and penetration, are subject to significant uncertainty and are based on assumptions, analyses and estimates developed by our management, including with reference to third-party forecasts, any or all of which may prove to be incorrect or inaccurate. These include assumptions, analyses and estimates about future pricing and Occupancy Rates, the anticipated cost savings, more favorable capital requirements and other benefits of our plan, announced in June 2022, to restructure certain aspects of our operations with the goal of achieving positive quarterly free cash flow within 2023 without additional fundraising (which we refer to as our “Cash Flow Positive Plan”), the type and size of future properties, the timing of lease signings, building openings and

Table of Contents`
development, local regulatory environments, the terms of future leases, and future costs, all of which are subject to a wide variety of business, regulatory and competitive risks and uncertainties. If these assumptions, analyses or estimates prove to be incorrect or inaccurate, our actual results may differ materially from those forecasted or projected, adversely affecting the value of our common stock.
Our plan to reach positive quarterly Free Cash Flow within 2023 may be unsuccessful, we may not realize some or all of the expected benefits of our recently announced restructuring or any future restructuring initiatives, and our restructuring efforts may adversely affect our business.
In June 2022, we announced a plan to reach positive quarterly Free Cash Flow (FCF) within 2023 without additional fundraising, by reducing cash costs, reducing our planned pace of signing new Contracted Units, increasing our focus on signing “capital light” properties, and focusing on rapid payback RevPAR initiatives, which we refer to as our Cash Flow Positive Plan. The plan includes a restructuring of operations, with a reduction in corporate and frontline headcount. We also undertook staff furloughs and reductions, lease exits, and other cost-saving actions in 2020, due to the COVID-19 pandemic, and we may undertake other restructuring or cost-saving initiatives in the future. The actions we announced in June 2022, as well as future restructuring or cost-saving initiatives, may not achieve our goal of achieving positive quarterly FCF within 2023 without additional fundraising, or at all, increase the number of “capital light” properties in our portfolio, or otherwise achieve our cash flow, profitability or operational objectives. The reduction in our planned pace of signings and our increased focus on signing “capital light” properties may result in fewer Live Units than we have forecasted, with lower than expected revenues and cash flow.

In addition, implementing any restructuring plan presents potential risks that may impair our ability to achieve anticipated cost reductions, revenue enhancements, or operational improvements. These risks include management distraction from ongoing business activities, potential failure to maintain adequate controls and procedures while executing our restructuring plans, and damage to our reputation and brand image with real estate owners, potential guests and others. Additionally, as a result of restructuring initiatives, we may experience a loss of continuity and accumulated knowledge, as well as adverse effects on employee morale and productivity and on our ability to attract and retain highly skilled employees. Increased employee attrition and difficulties in recruiting could, among other things, impair our ability to maintain and enhance our internal controls and procedures, complicate our efforts to pursue new RevPAR initiatives, cause inefficiencies, and make it more difficult to pursue, open and operate new properties. Any of the above consequences could adversely impact our business, and we may not achieve positive Free Cash Flow when we anticipate, or at all.
Our revenue, expenses and operating results could be materially adversely affected by changes in travel, hospitality, and real estate markets, as well as general economic conditions such as an economic downturn or recession.
Our business is particularly sensitive to trends in the travel, hospitality, and real estate markets, and trends in the general economy, which are unpredictable. Travel, including demand for accommodations, is highly dependent on discretionary spending levels. As a result, hospitality sales tend to decline during general economic downturns and recessions, and times of political or economic uncertainty, as consumers engage in less discretionary spending, are concerned about unemployment or inflation, have reduced access to credit or experience other concerns or effects that reduce their ability or willingness to travel. Leisure travel in particular, which accounted for a substantial majority of our pre-COVID-19 pandemic traveler demographic, is dependent on discretionary consumer spending levels. Downturns in worldwide or regional economic conditions, such as the downturn resulting from the COVID-19 pandemic, have led to a general decrease in leisure travel and travel spending, and similar downturns or inflationary pressures in the future, such as from geopolitical and recessionary macroeconomic conditions, may materially adversely impact demand for our accommodations. Such a shift in consumer behavior could materially and adversely affect our business, results of operations, and financial condition. Therefore, our operating results may be adversely affected by changes in the broader economy and the travel, real estate and vacation rental industries.
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

Table of Contents`
•Natural disasters or adverse weather conditions.
In addition to affecting demand, economic downturns, rising interest rates, rising construction costs, and other adverse developments in real estate markets may result in decreases in new construction starts, property conversions and renovations, and increases in foreclosures, which could result in fewer units available for leasing. Any or all of these and other factors could reduce the demand for our services and the supply of new units, thereby reducing our revenue. The above factors could also require higher marketing and other costs to attract guests, and could result in less favorable terms for new leases, which would increase our expenses.
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
We may not be able to add sufficient properties to our portfolio that meet our brand standards, at an acceptable cost, to meet our strategic growth goals and financial forecasts. Due to the number of properties that we have already secured under leases or other arrangements in many major U.S. and Canadian cities, we may find it more difficult to find additional attractive properties in those markets. In Europe and other international markets, we have less experience and fewer real estate personnel, and local regulations and real estate industry practices may make it more difficult to locate properties that are strategically aligned with our business model. Recent increases in interest rates, inflation in construction and other costs, and concerns about a possible recession have caused and may continue to cause some property developers to delay or abandon development projects that we would otherwise seek to add to our portfolio. Even where we identify suitable properties, we may not be able to negotiate leases or other arrangements on commercially reasonable terms. Real estate owners may not accept our proposed terms, including due to our recently increased focus on signing agreements with lower capital expenditure obligations. Real estate owners may also be less willing to enter into transactions with us due to the recent decline in our stock price and related concerns of owners or their lenders about our creditworthiness, future cash position or ability to raise capital.
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
In addition, our ability to extend an expiring lease on favorable terms or to secure an alternate location will depend on then-prevailing conditions in the real estate market, such as overall rental cost increases, competition from other would-be tenants for desirable leased spaces, our relationships with current and prospective building landlords, real estate owners’ perceptions of our creditworthiness and prospects, and other potential factors that are not within our control. If we are not able to renew or replace an expiring lease, we will lose the opportunity to generate additional revenue from that space and will incur costs related to vacating it. If we renew or replace a lease with higher than expected rent or on terms that are otherwise less favorable to us than we expected, our profitability and cash flow could be adversely affected.
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

Table of Contents`
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
Our business continues to evolve. We have expanded significantly since our inception, including the number of cities and countries in which we operate. Within the last few years, we also have begun to operate properties with traditional hotel room layouts and with more extensive and complex amenities and systems, and to focus more of our expansion efforts on leasing full buildings or larger numbers of units or floors within a property. In addition, we have operated many of our leased properties for a limited period of time, and their early results may not be indicative of their long-term performance. For example, over 40% of units available for guest bookings as of June 30, 2022, which we refer to as “live” units, had been live for less than one year. Our relatively limited operating history and evolving business make it difficult to evaluate the likelihood that we will achieve our financial, operating and growth forecasts, and to predict and plan for the risks and challenges we may encounter. These risks and challenges include our ability to:
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

Table of Contents`
change, our results of operations could differ materially from expectations and our business, financial condition and results of operations could be adversely affected.
We may be unable to effectively manage our growth.
Since our inception, we have experienced rapid growth and continue to pursue significant unit growth in existing and new markets throughout the world. The number of Sonder units available for guest bookings, which are referred to as Live Units, increased to over 8,400 Live Units as of June 30, 2022. As we announced in June 2022, we have moderated our planned pace of signing new units and intend to drive near-term growth primarily by opening already Contracted Units; however, we continue to pursue additional signings in various markets. Despite our June 2022 staff reductions, our worldwide employee headcount has grown on a year-over-year basis (with occasional contractions such as during the second quarter of 2022) and is expected to continue to grow, both in the United States and internationally.
Our business is becoming increasingly complex due in part to the continued rapid evolution of the hospitality industry, the ongoing COVID-19 pandemic, our recent expansion into new markets, the increasing number of hotels within our portfolio, the growing scope and variety of property amenities and systems for which we have or share responsibility, and changing local and national tax regimes and regulatory requirements. This increased complexity and rapid growth have demanded, and will continue to demand, substantial resources and attention from our management. To support our planned growth, we will need to improve and maintain our technology infrastructure and business systems, which may be costly and is subject to uncertainties. We will also need to hire additional specialized personnel in the future as we balance the pursuit of our profitability and growth objectives. For example, we will need to hire, train and manage additional qualified employees to support our engineering, real estate, and operations (including financial operations and accounting, sales and marketing, legal, customer service, and trust and safety personnel), as well as employees experienced in security and hospitality operations to support our growing city teams to properly manage our growth. When we enter or expand operations in a particular city, we will also need to hire a substantial number of building opening and guest services staff to meet target dates for opening new properties even before these properties begin to generate revenues.
We are experiencing, and may in the future experience, shortages of qualified hospitality personnel. Hospitality personnel in many markets left the industry due to the effects of the COVID-19 pandemic, and we may experience staffing shortages again in the future. Local labor shortages may arise for other reasons, from time to time. If we are unable to hire, train and integrate a sufficient number of hospitality personnel when needed, if new hires perform poorly, or if we are unsuccessful in retaining existing employees, we may not be able to meet our business and growth objectives and provide effective guest services. A shortage of qualified hospitality personnel could also result in higher wages that would increase our labor costs, which could reduce our profits.
We have a history of net losses and we may not be able to achieve or maintain profitability in the future.
We have incurred net losses and negative cash flow each year since our inception, and we may not be able to achieve or maintain profitability or positive cash flow in the future. We incurred net losses of $294.4 million and $250.3 million for the years ended December 31, 2021 and December 31, 2020, respectively and $21.4 million for the six months ended June 30, 2022. We also had negative cash flow from operating activities of $179.4 million and $202.5 million for the years ended December 31, 2021 and 2020, respectively, and $91.6 million for the six months ended June 30, 2022. In addition, we had an accumulated deficit of $836.2 million as of June 30, 2022. Our expenses will likely increase in the future as we seek to expand in existing and new domestic and international markets, focus heavily on sales and marketing efforts, continue to invest in new technologies, internal systems, designs and unit amenities, expand our operations, and hire additional employees. These efforts may be more costly than expected and may not result in expected increases in revenue or growth in our business, which would impair our ability to achieve or maintain profitability or positive cash flow. Our Cash Flow Positive Plan announced in June 2022 may not provide the cash flow, cost savings or other benefits that we anticipate, as described above.
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
We typically devote resources to prepare a newly-leased property for its initial guests, referred to as building openings, and to keep our leased properties in a safe and attractive condition. Although we endeavor to have the landlord or developer

Table of Contents`
bear the out-of-pocket opening costs, we are sometimes responsible for all or a portion of these costs. Even where landlords and developers are contractually responsible for some costs, they may dispute or fail to comply with their obligations. In addition, while the majority of our leases require landlords to bear responsibility for the repair and maintenance of building structures and systems, at times we are responsible for some of these obligations, and in most cases, we are responsible for the repair and maintenance of damage caused by our guests. Our leases may also require that we return the space to the landlord at the end of the lease term in essentially the same condition it was delivered to us, which may require repair work. The costs associated with our building openings, repair and maintenance may be significant and may vary from our forecasts.

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

Table of Contents`
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
The COVID-19 pandemic has caused severe economic disruptions around the world, and is continuing to have a negative effect on the global hospitality and travel industries. The impact of the COVID-19 pandemic has been and continues to be a complex and evolving situation. Governments, public institutions and other organizations have and may continue to impose or recommend, at various times and degrees, that businesses and individuals implement restrictions on a wide array of activities to combat its spread, such as restrictions and bans on travel or transportation (including border closures), limitations on the size of in-person gatherings, closures of, or occupancy or other operating limitations on, work facilities, hospitality facilities, schools, public buildings and businesses, cancellation of events and meetings, mandatory vaccination requirements, and quarantines and lock-downs. COVID-19 and efforts to mitigate its spread, as well as declines in overall willingness to travel due to the risk of COVID-19 transmission, dramatically reduced travel and demand for accommodations at the outset of the pandemic, and the subsequent emergence of new variants of the virus have also negatively affected our business. Similar effects may occur in the future. While vaccines, booster shots, and treatments are now available in many countries, the ability of vaccination and treatment programs to curtail the impacts of the pandemic are uncertain. These factors may contribute to delays in economic recovery and continued reluctance to travel.

Table of Contents`
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
We adopted measures to address the COVID-19 pandemic that increased our short-term costs and reduced near-term revenues. For instance, through lease renegotiation and exercise of termination rights, we phased out nearly 3,400 units from our portfolio from March 1 through December 31, 2020 (including both Live Units and units that were leased but not yet receiving guests), which resulted in lease termination costs and other offboarding-related expenses, disputes with landlords, and foregone revenue from the phased-out units. We also implemented new cleaning procedures and health and safety protocols, and restricted certain bookings due to pandemic-related travel restrictions. Prospectively, we also expect to incur restart costs and other expenses associated with reopening offices that were closed during the COVID-19 pandemic. A future pandemic or other public health crisis may require similar responses or result in other cost increases, including higher operating expenses due to the need to invest in new technology, amenities or unit designs in order to satisfy new health and safety regulations or to conform to evolving guest expectations.
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
We also cannot predict the long-term effects of the COVID-19 pandemic on our partners and their business and operations or the ways that the pandemic or a future public health crisis may alter the travel and hospitality industries. In particular, we may need to adjust to future supply shortages or other changes in our supply chain as well as structural changes to certain types of travel. For example, we have been devoting resources to securing and supporting additional corporate travel accounts, but trends in corporate travel are difficult to predict given the increase in remote working and video conferencing during the COVID-19 pandemic, as well as lingering public health concerns. Additionally, we may incur corporate sales and marketing expenses, and other costs to support corporate accounts, without realizing the revenues that we expect.
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

Table of Contents`
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

Table of Contents`
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
Our success depends in part on our relationships with third-party distribution channels to list our units online and raise awareness of our brand. In particular, we generate demand by marketing our units with OTAs, such as Airbnb,

Table of Contents`
Booking.com, and Expedia. Bookings through these OTAs and other indirect channels accounted for over half of our revenues in the first half of 2022. The terms of some of our agreements with these partners allow the partner to change or terminate terms at their discretion. If any of our partners terminate their relationship with us or refuse to renew their agreement with us on commercially reasonable terms, we would need to find alternate providers and may not be able to secure similar terms or replace such providers in acceptable time frames. Additionally, many of these OTAs have discretion in how units are listed or prioritized within their platform and may unilaterally reduce the visibility of our units. Our revenues could be adversely affected if our units are not featured prominently or accurately within OTA platforms for any reason, including changes in an OTA’s relationship with us or its competitors, errors by an OTA, outages experienced by an OTA, or otherwise. If our relationship with an OTA is terminated or the OTA makes changes that reduce the prominence of our units on its platform, our revenue could be materially adversely affected.
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
Our strategy includes increasing the proportion of stays booked directly with us through our website, mobile app, and direct sales team, but we may be unsuccessful in increasing direct bookings, and we expect to continue to rely to a significant extent on bookings through OTAs and other Internet-based travel intermediaries. In the first half of 2022, over half of our revenues were attributable to bookings through OTAs and other indirect channels. Major Internet search companies also provide online travel services that compete with our direct bookings. If indirect channels increase in popularity, these intermediaries may be able to obtain higher commissions or other concessions from us. Some travel intermediaries are also entering into arrangements that compete with us more directly, such as partnering with hotel owners to provide access to technology or consumer data, or to operate under the intermediary’s brand. Intermediaries may reduce bookings at our properties by de-emphasizing our properties in search results on their platforms, or requiring our listings to meet certain criteria, and other online providers may divert business away from our properties.
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

Table of Contents`
•The introduction and performance of new properties, amenities, technologies and services, including how quickly new properties are ready for booking by guests;
•The effects of, and the extent to which we realize the expected benefits from, our Cash Flow Positive Plan;
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

Table of Contents`
Our long-term success depends, in part, on our ability to expand internationally, and our business is susceptible to risks associated with international operations.
Although in June 2022, we announced plans to moderate our pace of signing new real estate contracts and to focus new signings on countries where we already have operations, we continue to expand our operations. Currently, we maintain properties in the United States, Canada, the United Kingdom, continental Europe, Mexico and the United Arab Emirates, and plan to continue our efforts to expand globally, including, eventually, in jurisdictions where we do not currently operate. Managing a global organization is difficult, time consuming and expensive, and any international expansion efforts that we undertake may not be profitable in the near or long term or otherwise be successful. We have limited operating experience in many foreign jurisdictions and must continue to make significant investments to build our international operations. Conducting international operations subjects us to risks that we generally do not face in the United States. These risks include:
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

Table of Contents`
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
Our business depends on our reputation and the strength of our brand. We believe that the strength of our reputation and brand are important to our ability to attract and retain guests, to compete for attractive new properties, and to establish and preserve good relationships with the communities in which we operate and with local governmental authorities and regulators. Many factors can affect our reputation and the strength of our brand, including:
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

Table of Contents`
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

Table of Contents`
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
Despite our Cash Flow Positive Plan announced in June 2022, which focuses on rapidly achieving cash flow positivity, we often emphasize innovation and growth, sometimes over short-term financial results. We have taken actions in the past and may continue to make decisions that have the effect of reducing our short-term revenue or profitability if we believe that the decisions will benefit long-term revenue and profitability through enhanced guest experiences, penetration of new markets, greater familiarity with the Sonder brand, or otherwise. The short-term reductions in revenue or profitability could be more severe than anticipated. These decisions may not produce the expected long-term benefits, in which case our growth, guest experience, relationships with developers and landlords, and business and results of operations could be harmed.
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
We face intense competition for highly skilled personnel in all areas of our business, especially in the San Francisco Bay Area, the Dallas-Fort Worth metroplex, Denver and Montreal where we have a substantial presence, and the recent move by companies to offer a remote or hybrid work environment may increase the competition for such employees. To attract and retain top talent, we have had to offer, and we believe we will need to continue to offer, competitive compensation and benefits packages. Job candidates and existing personnel often consider the value of the equity awards they receive in connection with their employment. If the perceived value of our equity awards declines, including due to the decline in our stock price since the closing of the Business Combination, it may adversely affect our ability to attract and retain highly qualified personnel.
The reduction in headcount that we announced in June 2022 may cause additional uncertainty among existing and prospective employees, which may make it more difficult to retain or attract highly qualified personnel for important roles. We may need to invest significant amounts of cash and equity to attract and retain new employees and expend significant time and resources to identify, recruit, train and integrate such employees, and we may never realize returns on these investments. In addition, prolonged remote work, as well as COVID-19 more generally, introduced new dynamics into the households of many of our employees, including struggling with work-life balance and feelings of stress and social isolation, and we experienced and may continue to experience higher levels of attrition. If we are unable to effectively manage our hiring needs or successfully integrate new hires, or effectively retain current employees, our efficiency, ability to meet forecasts and employee morale, productivity and retention could suffer, which could adversely affect our business, financial condition and results of operations.
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

Table of Contents`
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
We identified a material weakness in our internal control over financial reporting as of December 31, 2021, which, if not remediated, could affect the reliability of our consolidated financial statements and have other adverse consequences. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis.
We previously identified material weaknesses that related to our financial closing and reporting process and to our general information technology controls in 2020, which had been remediated as of December 31, 2021. The material weakness in internal control over financial reporting that we identified as of December 31, 2021, and are currently working to remediate, relates to the design and implementation of systems to capture and record lease agreements timely and accurately.
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
To remediate this material weakness, we have engaged a third party consultant and have developed formal policies and procedures over our lease administration process, implemented a lease administration and accounting system, and provided additional training to personnel responsible for the relevant controls. Analysis and testing of the controls will be performed in the second half of 2022 to assess whether the material weakness has been fully remediated.
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

Table of Contents`
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

Table of Contents`
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

Table of Contents`
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

Table of Contents`
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
We are subject to various types of claims and liabilities in the operation of our business. Despite the procedures, systems and internal controls we have implemented to avoid or mitigate risks, we may experience claims and incur liabilities, whether through a weakness in these procedures, systems and internal controls, or because of negligence or the willful act of an employee, contractor, guest or other third party. Our insurance policies may be inadequate to wholly cover the potentially significant losses that may result from claims arising from incidents related to our units or leased properties, guest or employee acts or omissions, disruptions in our service, including those caused by cybersecurity incidents, failures or disruptions to our infrastructure, catastrophic events and disasters or otherwise. In addition, such insurance may not be available to us in the future on economically reasonable terms, or at all. Further, the insurance may not cover all claims made against us, and defending a suit, regardless of its merit, could be costly and divert management’s attention.
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

Table of Contents`
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
Our operations are relatively concentrated in a limited number of cities, and we expect that the majority of our operations will continue to be concentrated in a limited number of cities. As of June 30, 2022, our five largest cities (New York City, Philadelphia, New Orleans, Dubai, and London) accounted for approximately 39% of our Live Units, and our 10 largest cities accounted for approximately 60% of our Live Units. Geographic concentration magnifies the risk to us of localized economic, political, public health and other conditions such as national disasters. Civil unrest, public health crises, unusual weather, natural disasters or other factors affecting travel to these cities or other markets in which we are expanding, as well as changes in local competitive conditions and regulations affecting the hospitality industry, may have a

Table of Contents`
disproportionate negative effect on our revenue and on our ability to secure sufficient staffing, supplies or services for our largest markets.
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

Table of Contents`
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

Table of Contents`
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

Table of Contents`
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

Table of Contents`
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
In our processing of travel transactions and information about guests and their stays, we receive and store a large volume of personally identifiable data. This data is increasingly subject to legislation and regulations in numerous jurisdictions around the world, such as the European Union’s General Data Protection Regulation (the GDPR), and variations and implementations of that regulation in the member states of the European Union. The GDPR, which went into effect in May 2018, has resulted and will continue to result in significant compliance costs for us. If we violate the GDPR, we could be subject to significant fines. The United Kingdom has implemented legislation similar to the GDPR. The California Consumer Privacy Act of 2018 and its implementing regulations, as amended (the CCPA), which went into effect on January 1, 2020, establishes data privacy rights for consumers and compliance requirements for businesses doing business in California. Moreover, California voters approved the California Privacy Rights Act (the CPRA), in November 2020. The CPRA significantly modifies the CCPA, creating obligations relating to consumer data beginning on January 1, 2023, with implementing regulations expected in the third or fourth quarter of 2022, and enforcement beginning July 1, 2023. The Canadian Personal Information Protection and Electronic Documents Act (PIPEDA) is Canada’s primary federal private-sector privacy law. PIPEDA considers a “private sector” organization to be an organization or person engaged in commercial activity. Violation of PIPEDA can lead to a court action brought by individuals or by the Office of the Privacy Commissioner of Canada. Other jurisdictions may adopt similar data protection regulations. For example, the states of Virginia, Colorado, Utah, and Connecticut have each recently adopted their own privacy legislation, each of which will go

Table of Contents`
into effect in 2023. Several other states have privacy legislation pending in their legislatures. Such laws and regulations are typically intended to protect the privacy of personal data that is collected, processed and transmitted in or from the governing jurisdiction. These laws and their interpretations continue to develop and may be inconsistent from jurisdiction to jurisdiction. In many cases, these laws apply not only to third-party transactions, but also to transfers of information between us and our subsidiaries, including employee information. While we have invested and continue to invest resources to comply with the GDPR, the CCPA, and other privacy regulations, many of these regulations are new, extremely complex, and subject to interpretation. Any failure, or perceived or alleged failure, by us to comply with our privacy policies or with any federal, state, or international laws, regulations, industry self-regulatory principles, industry standards or codes of conduct, regulatory guidance, orders to which we may be subject, or other actual or asserted legal or contractual obligations relating to privacy, data protection, information security, or consumer protection could adversely affect our reputation, brand and business, and may result in claims, proceedings, or actions against us by governmental entities or others or other liabilities or require us to change our operations and/or cease or modify our use of certain data sets. Any such claim, proceeding or action could hurt our reputation, brand and business, force us to incur significant expenses in defense of such proceedings, distract our management, increase our costs of doing business, result in a loss of customers and suppliers or an inability to process credit card payments, and may result in the imposition of monetary penalties. We may also be contractually required to indemnify and hold harmless third parties from the costs or consequences of non-compliance with any laws, regulations, or other legal obligations relating to privacy or consumer protection or any inadvertent or unauthorized use or disclosure of data that we store or handle as part of operating our business.
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

Table of Contents`
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
We intend to continue to make investments to support our business growth and may require additional funds to respond to business challenges, including the need to develop or add new properties or services or enhance our existing properties or services, enhance our operating infrastructure, add personnel, and acquire complementary businesses and technologies. Accordingly, we may need to engage in equity or debt financings to secure additional funds in the future. If we raise additional funds through further issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock. Any debt financing could involve restrictive covenants relating to financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions or strategic partnerships. In addition, we may not be able to obtain additional financing on favorable terms, if at all. If we are unable to obtain adequate or satisfactory financing when we require it, our ability to continue to support our business growth and to respond to business challenges could be significantly limited.
Our indebtedness could adversely affect our business and financial condition.
As of June 30, 2022, we had indebtedness related to our Delayed Draw Notes in the aggregate principal amount of $172.4 million, secured against substantially all of our assets. On December 22, 2020, we entered into a credit facility with Investissement Québec for CAD$30 million, which we will be able to draw down upon only after meeting certain milestones related to our operations in Canada. Risks relating to our indebtedness include:
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

Table of Contents`
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
We consummated the Business Combination in January 2022, and accordingly, the common stock of the combined company has traded publicly for only a limited period of time because we were a “blank check” company prior to the Business Combination and Legacy Sonder was privately held. An active trading market for our securities may never develop or, if developed, it may not be sustained. In addition, the price of our securities can vary due to general economic conditions and forecasts, our general business condition and the release of our financial reports, among many other factors, including those described below under the heading “The market price and trading volume of our common stock and publicly traded warrants may be volatile and could decline significantly.” Additionally, if our securities are not listed on, or become delisted from, Nasdaq for any reason, and are quoted on the OTC Bulletin Board, an inter-dealer automated quotation system for equity securities that is not a national securities exchange, the price of our common stock could decline and the liquidity of our securities may be more limited than if we were quoted or listed on Nasdaq or another national securities exchange. See the paragraph immediately below for more information about Nasdaq’s listing requirements. You may be unable to sell your securities unless a market can be established or sustained.
We may fail to continue to meet the listing standards of Nasdaq, and as a result our common stock and publicly traded warrants may be delisted, which could have a material adverse effect on the liquidity and trading price of our common stock and warrants and on our ability to raise capital.

Our common stock and publicly traded warrants currently trade on The Nasdaq Global Select Market. The Nasdaq Stock Market LLC has requirements for our equity securities to remain listed on Nasdaq, including a rule requiring our common stock to maintain a minimum closing bid price of $1.00 per share. On various trading days in July 2022, the closing price of our common stock was below $1.00 per share, and it may fall below $1.00 per share in the future. If the closing bid price of our common stock remains below $1.00 per share for a period of 30 consecutive trading days, we expect to receive a notification from Nasdaq that our common stock would be subject to delisting if we do not regain compliance with the minimum bid price requirement within the time period specified by Nasdaq. If we were to receive such a notification, we expect that we would be afforded a grace period of 180 calendar days to regain compliance with the minimum bid price requirement, and that, to regain compliance, our common stock would need to maintain a minimum closing bid price of at least $1.00 per share for at least 10 consecutive trading days. If we fail to meet Nasdaq’s stock price requirements, or if we do not meet Nasdaq’s other listing requirements, we would fail to be in compliance with Nasdaq’s listing standards and our common stock and publicly traded warrants could be delisted from Nasdaq. There can be no assurance that we will continue to meet the minimum bid price requirement or any other Nasdaq listing requirement in the future. If our common stock and publicly traded warrants were to be delisted, the liquidity of our common stock and publicly traded warrants would be adversely affected, their market prices could decrease, and our ability to raise equity capital and our reputation and relationships with real estate owners and other business partners could be impaired.
Resales of shares of our common stock could depress the market price of our common stock.
A significant number of shares of our common stock have been registered under the Securities Act of 1933, as amended, or the Securities Act, and are freely tradable. In addition, a large number of shares of our common stock became freely tradable due to the expiration of market stand-off periods in July 2022. Sales of shares of common stock in the public market or the perception that these sales might occur, may depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities, including convertible debt. We are unable to predict the effect that such sales, or of future conversions or exchanges of convertible or exchangeable securities for shares of common stock may have on the prevailing market price of our common stock.
The market price and trading volume of our common stock and publicly traded warrants may be volatile and could decline significantly.

Table of Contents`
The stock markets, including Nasdaq, have from time to time experienced significant price and volume fluctuations. Even if an active, liquid and orderly trading market develops and is sustained for our common stock, the market price of our common stock and our publicly traded warrants may be volatile and could decline significantly. In addition, the trading volume in our common stock and warrants may fluctuate and cause significant price variations to occur. If the market price of our common stock declines significantly, you may be unable to resell your shares or warrants at or above the market price at which you acquired them. We cannot assure you that the market price of our common stock or warrants will not fluctuate widely or decline significantly in the future in response to a number of factors, including, among others, the following:
•The realization of any of the risk factors presented in this report;
•Actual or anticipated differences or changes in our estimates, or in the estimates of analysts, for our revenues, Adjusted EBITDA, Free Cash Flow or other cash flow measures, results of operations, operating metrics, level of indebtedness, liquidity or financial condition;
•Additions and departures of key personnel;
•Failure to comply with the listing requirements of Nasdaq, or the disclosure of any notifications from Nasdaq about the listing status of our common stock;
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
In the future, we may incur debt or issue equity securities ranking senior to our common stock. Those securities will generally have priority upon liquidation. Such securities also may be governed by an indenture or other instrument containing covenants restricting our operating flexibility. Additionally, any convertible or exchangeable securities that we issue in the future may have rights, preferences and privileges more favorable than those of our common stock or provide for the issuance of additional equity securities that could be dilutive to existing stockholders. Because our decision to issue

Table of Contents`
debt or equity in the future will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing, nature or success of our future capital raising efforts. As a result, future capital raising efforts may reduce the market price of our common stock and be dilutive to existing stockholders.
There is no guarantee that the Public Warrants will ever be in the money, and they may expire worthless.
The exercise price for the Public Warrants is $11.50 per share of common stock. There is no guarantee that the Public Warrants will ever be in the money prior to their expiration, and as such, the Public Warrants may expire worthless.
We may amend the terms of the Public Warrants in a manner that may be adverse to holders with the approval by the holders of at least 50% of the then-outstanding Public Warrants.
Our Public Warrants were issued in registered form under a warrant agreement with Computershare that provides that the terms of the Public Warrants may be amended without the consent of any holder to cure any ambiguity or correct any defective provision, but requires the approval by the holders of at least 50% of the then-outstanding Public Warrants to make any change that adversely affects the interests of the registered holders. Accordingly, we may amend the terms of the Public Warrants in a manner adverse to a holder if holders of at least 50% of the then-outstanding Public Warrants approve of such amendment. Although our ability to amend the terms of the Public Warrants with the consent of at least 50% of the then-outstanding Public Warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the Public Warrants, shorten the exercise period, or decrease the number of shares of Common Stock purchasable upon exercise of a Public Warrant.

We may redeem unexpired Public Warrants prior to their exercise at a time and at a price that is disadvantageous to warrant holders, thereby making their Public Warrants worthless, and an exercise of a significant number of warrants could adversely affect the market price of our Common Stock.

We have the ability to redeem outstanding Public Warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per Public Warrant; provided that the last reported sales price of our Common Stock equals or exceeds $18.00 per share for any 20 trading days within a 30 trading-day period ending on the third trading day prior to the date on which we give proper notice of such redemption to the warrant holders and provided certain other conditions are met. If and when the Public Warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. Redemption of the outstanding Public Warrants could force the warrant holders: (i) to exercise their Public Warrants and pay the exercise price therefor at a time when it may be disadvantageous for them to do so; (ii) to sell their Public Warrants at the then-current market price when they might otherwise wish to hold their Public Warrants; or (iii) to accept the nominal redemption price which, at the time the outstanding Public Warrants are called for redemption, is likely to be substantially less than the market value of their Public Warrants. Additionally, if a significant number of Public Warrant holders exercise their Public Warrants instead of accepting the nominal redemption price, the issuance of these shares would dilute other equity holders, which could reduce the market price of our Common Stock. As of the date of this report, our Common Stock has never traded above $18.00 per share.

In addition, we may redeem Public Warrants after they become exercisable for a number of shares of Common Stock determined based on the redemption date and the fair market value of our Common Stock, starting at a trading price of $10.00. Any such redemption may have similar consequences to a cash redemption described above. In addition, such redemption may occur at a time when the Public Warrants are “out-of-the-money,” in which case holders of Public Warrants would lose any potential embedded value from a subsequent increase in the value of the Common Stock had such holders’ Public Warrants remained outstanding.
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
Our Amended and Restated Bylaws provide that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware (or, if the Court of Chancery does not have jurisdiction, another State court in Delaware or the federal district court of the District of Delaware), will, to the fullest extent permitted by law, be the sole and exclusive forum for:
•Any derivative action or proceeding brought on our behalf;
•Any action asserting a claim of breach of a fiduciary duty owed by any of our directors, stockholders, officers or other employees to us or our stockholders;

Table of Contents`
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Table of Contents`

Item 6. Exhibit and Financial Statements Schedules

(a) Exhibits.

Incorporated by Reference
Exhibit No.	Exhibit	Form	File No.	Exhibit No	Filing Date	Filed or Furnished Herewith
10.1#	Offer Letter from Sonder USA Inc. to Deeksha Hebbar, dated August 1, 2022.					x

10.2#	Offer Letter from Sonder USA Inc. to Chris Berry, dated June 23, 2022.					x

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

Table of Contents`

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
.

Sonder Holdings Inc.

Date: August 12, 2022	By:	/s/ Sanjay Banker
	Name:	Sanjay Banker
	Title:	President and CFO