Form 10-Q
period 2022-09-30
Sonder Holdings Inc.
filed 2022-11-10
CIK 1819395

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
FORM 10-Q
___________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
Yes ☐ No ☒
The registrant had 218,058,524 shares of common stock outstanding as of November 4, 2022.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995. Forward-looking statements generally relate to future events or our expected future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential,” or “continue,” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans, or intentions. Forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from historical experience or our present expectations.
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
•    anticipated occupancy rates and expectations about guests’ average length of stay;
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
•    anticipated seasonality and other variations in our results of operations from period-to-period, including statements about anticipated Revenue per Available Room (“RevPAR”) in specified quarters;
•    the anticipated effects of the COVID-19 pandemic or other public health crises;
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

You should not place undue reliance on our forward-looking statements because the matters they describe are subject to known and unknown risks, uncertainties, and other factors, many of which are beyond our control. Neither we nor any other person assumes responsibility for the accuracy and completeness of any of these forward-looking statements. Moreover, the forward-looking statements made in this Quarterly Report on Form 10-Q relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statements made in this Quarterly Report on Form 10-Q to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q or to reflect new information or the occurrence of unanticipated events, except as required by law.
For a discussion of our risk factors, see the section entitled “Risk Factors” herein. Additional factors that could cause results or performance to materially differ from those expressed in our forward-looking statements are detailed in other filings we may make with the Securities and Exchange Commission (“SEC”), copies of which are available from us at no charge. Please consider our forward-looking statements in light of those risks as you read this report. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report on Form 10-Q. We cannot assure you that the results, events and circumstances reflected in the forward-looking statements will be achieved or occur, and actual results, events or circumstances could differ materially from those described in the forward-looking statements.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
SONDER HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share information)
(Unaudited)

	September 30, 2022	December 31, 2021
Assets
Current assets:
Cash	$317,324	$69,726
Restricted cash	1,131	215
Accounts receivable, net of allowance of $1,194 and $4,127 at September 30, 2022 and December 31, 2021, respectively	5,658	4,638
Prepaid rent	—	2,957
Prepaid expenses	7,530	5,029
Other current assets	10,435	16,416
Total current assets	342,078	98,981
Property and equipment, net	35,469	27,461
Operating lease right-of-use ("ROU") assets	1,139,713	—
Other non-current assets	15,272	22,037
Total assets	$1,532,532	$148,479

Liabilities, mezzanine equity, and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$9,236	$19,096
Accrued liabilities	16,504	19,557
Sales tax payable	14,368	8,412
Deferred revenue	49,431	18,811
Current portion of long-term debt	—	13,116
Convertible notes	—	184,636
Current operating lease liabilities	146,550	—
Other current liabilities	2,349	—
Total current liabilities	238,438	263,628
Non-current operating lease liabilities	1,082,412	—
Deferred rent	—	66,132
Long-term debt, net	166,707	10,736
Other non-current liabilities	5,844	3,906
Total liabilities	1,493,401	344,402

Commitments and contingencies (Note 10)

Mezzanine equity:
Redeemable convertible preferred stock	—	518,750
Exchangeable preferred stock	—	49,733
Total mezzanine equity	—	568,483
Stockholders’ equity (deficit):
Common stock	21	1
Additional paid-in capital	930,588	43,106
Cumulative translation adjustment	19,216	7,299
Accumulated deficit	(910,694)	(814,812)
Total stockholders’ equity (deficit)	39,131	(764,406)
Total liabilities, mezzanine equity, and stockholders’ equity (deficit)	$1,532,532	$148,479
See accompanying notes to unaudited condensed consolidated financial statements.

SONDER HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except share and per share information)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Revenue	$124,526	$67,454	$326,314	$146,281
Costs and operating expenses:
Cost of revenue (excluding depreciation and amortization)	76,884	52,402	229,967	135,352
Operations and support	55,586	36,592	157,856	96,904
General and administrative	33,016	21,694	101,274	78,458
Research and development	6,936	5,443	22,649	12,828
Sales and marketing	13,372	6,724	35,247	14,123
Restructuring and other charges	—	—	4,033	—
Total costs and operating expenses	185,794	122,855	551,026	337,665
Loss from operations	(61,268)	(55,401)	(224,712)	(191,384)

Interest expense, net	4,112	13,279	16,696	29,628
Change in fair value of SPAC Warrants	1,305	—	(36,329)	—
Change in fair value of Earn Out liability	2,223	—	(94,299)	—
Change in fair value of share-settled redemption feature and gain on conversion of convertible notes	—	—	(29,512)	—
Other expense (income), net	5,175	(4,229)	14,050	(4,164)
Total non-operating expenses (income), net	12,815	9,050	(129,394)	25,464
Loss before income taxes	(74,083)	(64,451)	(95,318)	(216,848)
Provision for income taxes	416	133	564	226
Net loss	$(74,499)	$(64,584)	$(95,882)	$(217,074)
Less: Net loss attributable to convertible and exchangeable preferred stockholders	—	—	(3,886)	—
Net loss attributable to common stockholders	$(74,499)	$(64,584)	$(91,996)	$(217,074)

Basic net loss per common share	$(0.35)	$(5.29)	$(0.45)	$(18.92)
Diluted net loss per common share	$(0.35)	$(5.29)	$(0.45)	$(18.92)

Other comprehensive loss:
Net loss	$(74,499)	$(64,584)	$(95,882)	$(217,074)
Change in foreign currency translation adjustment	4,833	(1,120)	11,916	1,714
Comprehensive loss	$(69,666)	$(65,704)	$(83,966)	$(215,360)
See accompanying notes to unaudited condensed consolidated financial statements.

SONDER HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF MEZZANINE EQUITY AND
STOCKHOLDERS’ EQUITY (DEFICIT)
Nine months ended September 30, 2022
(In thousands, except share information)
(Unaudited)

	Redeemable Convertible Preferred Stock		Exchangeable Preferred Stock		Common Stock		Exchangeable Series AA Stock		Post-Combination Exchangeable Common Stock		Additional Paid-in Capital	Accumulated Translation Adjustment	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2021	75,767,082	$518,750	12,570,228	$49,733	8,684,246	$1	9,421,190	$—	—	$—	$43,106	$7,299	$(814,812)	$(764,406)
Retroactive adjustment to reflect the exchange ratio due to business combination	35,504,342	—	5,890,381	—	4,067,416	—	4,414,740	—	—	—	—	—	—	—
Balance at December 31, 2021, as adjusted	111,271,424	$518,750	18,460,609	$49,733	12,751,662	$1	13,835,930	$—	—	$—	$43,106	$7,299	$(814,812)	$(764,406)
Exercise of common stock options	—	—	—	—	362,943	—	—	—	—	—	873	—	—	873
Conversion of Sonder Legacy Warrants from liabilities to equity	—	—	—	—	—	—	—	—	—	—	2,111	—	—	2,111
CEO promissory note settlement	—	—	—	—	(2,725,631)	—	—	—	—	—	—	—	—	—
Conversion of Sonder Legacy Warrants	—	—	—	—	155,239	—	—	—	—	—	1,243	—	—	1,243
Conversion of convertible note	—	—	—	—	19,017,105	1	—	—	—	—	159,172	—	—	159,173
Conversion of preferred stock	(111,271,424)	(518,750)	—	—	111,271,424	11	—	—	—	—	518,750	—	—	518,761
Conversion of exchangeable stock	—	—	(18,460,609)	(49,733)	—	—	(13,835,930)	—	32,296,539	—	49,733	—	—	49,733
Issuance of common stock in connection with business combination and PIPE offering	—	—	—	—	43,845,835	7	—	—	—	—	267,355	—	—	267,362
Assumption of SPAC Warrants upon consummation of business combination	—	—	—	—	—	—	—	—	—	—	(38,135)	—	—	(38,135)
Earn Out liability recognized upon consummation of business combination	—	—	—	—	—	—	—	—	—	—	(98,117)	—	—	(98,117)
Issuance of Delayed Draw Warrants	—	—	—	—	—	—	—	—	—	—	5,598	—	—	5,598
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	6,680	—	—	6,680
Components of comprehensive loss:	—	—	—	—	—	—	—	—	—	—	—	—	—
Net income	—	—	—	—	—	—	—	—	—	—	—	—	22,392	22,392
Change in cumulative translation adjustment	—	—	—	—	—	—	—	—	—	—	—	1,999	—	1,999
Balance at March 31, 2022	—	$—	—	$—	184,678,577	$20	—	$—	32,296,539	$—	$918,369	$9,298	$(792,420)	$135,267

SONDER HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF MEZZANINE EQUITY AND
STOCKHOLDERS’ EQUITY (DEFICIT) (continued)
Nine months ended September 30, 2022 (continued)
(In thousands, except share information)
(Unaudited)

	Redeemable Convertible Preferred Stock		Exchangeable Preferred Stock		Common Stock		Exchangeable Series AA Stock		Post-Combination Exchangeable Common Stock		Additional Paid-in Capital	Accumulated Translation Adjustment	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at March 31, 2022	—	$—	—	$—	184,678,577	$20	—	$—	32,296,539	$—	$918,369	$9,298	$(792,420)	$135,267
Exercise of common stock options	—	—	—	—	375,891	—	—	—	—	—	574	—	—	574
Vesting of restricted stock units	—	—	—	—	29,742	—	—	—	—	—	57	—	—	57
Conversion of exchangeable stock	—	—	—	—	4,259,343	—	—	—	(4,259,343)	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	5,054	—	—	5,054
Components of comprehensive loss:
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(43,775)	(43,775)
Change in cumulative translation adjustment	—	—	—	—	—	—	—	—	—	—	—	5,085	—	5,085
Balance at June 30, 2022	—	$—	—	$—	189,343,553	$20	—	$—	28,037,196	$—	$924,054	$14,383	$(836,195)	$102,262
Exercise of common stock options	—	—	—	—	159,329	—	—	—	—	—	129	—	—	129
Vesting of restricted stock units	—	—	—	—	503,742	—	—	—	—	—	—	—	—	—
Conversion of exchangeable stock	—	—	—	—	7,203,032	1	—	—	(7,203,032)	—	—	—	—	1
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	6,405	—	—	6,405
Components of comprehensive loss:	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(74,499)	(74,499)
Change in cumulative translation adjustment	—	—	—	—	—	—	—	—	—	—	—	4,833	—	4,833
Balance at September 30, 2022	—	$—	—	$—	197,209,656	$21	—	$—	20,834,164	$—	$930,588	$19,216	$(910,694)	$39,131

See accompanying notes to unaudited condensed consolidated financial statements.

SONDER HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF MEZZANINE EQUITY AND
STOCKHOLDERS’ EQUITY (DEFICIT) (continued)
Nine months ended September 30, 2021
(In thousands, except number of shares and par amount information)
(unaudited)

	Redeemable Convertible Preferred Stock		Exchangeable Preferred Stock		Common Stock		Exchangeable Series AA Stock		Post-Combination Exchangeable Common Stock		Additional Paid-in Capital	Accumulated Translation Adjustment	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2020	75,664,679	$517,730	12,579,755	$49,733	7,169,758	$1	9,437,358	$—	—	$—	$13,898	$5,666	$(520,425)	$(500,860)
Retroactive adjustment to reflect the exchange ratio due to business combination	35,456,366	—	5,894,873	—	3,359,582	—	4,422,311	—	—	—	—	—	—	—
Balance at December 31, 2020, as adjusted	111,121,045	$517,730	18,474,628	$49,733	10,529,340	$1	13,859,669	$—	—	$—	$13,898	$5,666	$(520,425)	$(500,860)
Issuance of Series E Convertible Preferred Stock	136,390	1,020	—	—	—	—	—	—	—	—	—	—	—	—
Exercise of common stock options	—	—	—	—	379,462	—	—	—	—	—	746	—	—	746
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	14,153	—	—	14,153
Components of comprehensive loss:	—	—	—	—	—	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(78,541)	(78,541)
Change in cumulative translation adjustment	—	—	—	—	—	—	—	—	—	—	—	1,145	—	1,145
Balance at March 31, 2021	111,257,435	$518,750	18,474,628	$49,733	10,908,802	$1	13,859,669	$—	—	$—	$28,797	$6,811	$(598,966)	$(563,357)
Exercise of common stock options	—	—	—	—	938,128	—	—	—	—	—	1,377	—	—	1,377
Exercise of common stock warrants	—	—	—	—	82,352	—	—	—	—	—	120	—	—	120
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	2,448	—	—	2,448
Components of comprehensive loss:
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(73,949)	(73,949)
Change in cumulative translation adjustment	—	—	—	—	—	—	—	—	—	—	—	1,689	—	1,689
Balance at June 30, 2021	111,257,435	$518,750	18,474,628	$49,733	11,929,282	$1	13,859,669	$—	—	$—	$32,742	$8,500	$(672,915)	$(631,672)
Exchange of Series AA stock to common stock	—	—	—	—	23,744	—	(23,744)	—	—	—	—	—	—	—
Exercise of common stock options	—	—	—	—	489,014	—	—	—	—	—	956	—	—	956
Vesting of restricted stock units	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Conversion of exchangeable stock	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	3,573	—	—	3,573
Components of comprehensive loss:
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(64,584)	(64,584)
Change in cumulative translation adjustment	—	—	—	—	—	—	—	—	—	—	—	(1,120)	—	(1,120)
Balance at September 30, 2021	111,257,435	$518,750	18,474,628	$49,733	12,442,040	$1	13,835,925	$—	—	$—	$37,271	$7,380	$(737,499)	$(692,847)
Note: Share amounts may not recalculate due to application of exchange ratio. See accompanying notes to unaudited condensed consolidated financial statements.

SONDER HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine months ended September 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(95,882)	$(217,074)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	17,801	12,689
Stock-based compensation	18,139	20,174
Amortization of operating lease right-of-use assets	105,569	—
Straight-line rent	—	12,895
Unrealized loss on foreign currency transactions	13,092	2,129
Capitalization of interest on long-term debt	12,544	—
Amortization of debt issuance costs	149	1,562
Amortization of debt discounts	3,374	23,009
Change in fair value of share-settled redemption feature and gain on conversion of convertible notes	(29,512)	(7,828)
Change in fair value of warrants	—	1,395
Change in fair value of SPAC Warrants	(36,329)	—
Change in fair value of Earn Out Liability	(94,299)	—
Other operating activities	1,362	846
Changes in:	—	—
Accounts receivable, net	(1,560)	(6,115)
Prepaid expenses	(2,543)	3,787
Other current and non-current assets	10,750	(11,921)
Accounts payable	(28,401)	(861)
Accrued liabilities	2,295	5,937
Sales tax payable	6,181	2,475
Deferred revenue	30,204	20,112
Operating lease ROU assets and operating lease liabilities, net	(58,493)	—
Other current and non-current liabilities	1,467	846
Net cash used in operating activities	(124,092)	(135,943)

SONDER HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(In thousands)
(Unaudited)

	Nine months ended September 30,
	2022	2021
Cash flows from investing activities:
Purchase of property and equipment	(23,579)	(8,036)
Capitalization of internal-use software	(2,510)	(3,816)
Net cash used in investing activities	(26,089)	(11,852)
Cash flows from financing activities:
Proceeds from Delayed Draw Notes, net of issuance costs	159,225	—
Repayment of debt	(24,680)	(11,900)
Extinguishment of debt	(3,065)	—
Proceeds from issuance of debt	—	162,366
Proceeds from business combination and PIPE offering	325,928	—
Common stock issuance costs	(58,555)	—
Proceeds from exercise of stock options	1,702	3,079
Proceeds from exercise of common stock warrants	—	120
Issuance of redeemable convertible preferred stock	—	1,020
Net cash provided by financing activities	400,555	154,685
Effects of foreign exchange on cash	(1,860)	(418)
Net change in cash and restricted cash	248,514	6,472
Cash and restricted cash at beginning of period	69,941	123,108
Cash and restricted cash at end of period	$318,455	$129,580

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$488	$213
Cash paid for interest	$2,306	$3,368
Supplemental disclosure of non-cash investing and financing activities
Accrued purchases of property and equipment	$134	$149
Conversion of Convertible Notes	$159,172	$—
Conversion of Legacy Sonder Warrants	$1,243	$—
Reclassification of liability-classified Legacy Sonder Warrants to equity	$2,111	$—
Recognition of Earn Out Liability	$(98,117)	$—
Issuance of Delayed Draw Warrants	$5,598	$—
Reconciliation of cash and restricted cash:
Cash	$317,324	$129,365
Restricted cash	1,131	215
Cash and restricted cash at end of period	$318,455	$129,580
See accompanying notes to unaudited condensed consolidated financial statements.

SONDER HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Note 1. Basis of Presentation

Nature of Operations

Sonder Holdings Inc. is headquartered in San Francisco, California, and together with its wholly owned subsidiaries (collectively “Sonder” or the “Company”), provides short and long-term accommodations to travelers in various cities across North America, Europe, and the Middle East. The Sonder units in each apartment-style building and each hotel property are selected, designed, and managed directly by the Company.
On January 18, 2022, the Company consummated the previously announced business combination by and among Gores Metropoulos II, Inc. (“GMII”), Sunshine Merger Sub I, Inc. (“First Merger Sub”), a direct, wholly-owned subsidiary of Second Merger Sub (as defined below), Sunshine Merger Sub II, LLC, a direct, wholly-owned subsidiary of GMII (“Second Merger Sub”), and Sonder Operating Inc., a Delaware corporation formerly known as Sonder Holdings Inc. (“Legacy Sonder”) (the “Business Combination”). Refer to Note 13, Business Combination, for details of the transaction.
Basis of Financial Statement Presentation and Principles of Consolidation

The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”, “U.S. GAAP”, or “generally accepted accounting principles”). The condensed consolidated financial statements include the accounts of Sonder Holdings Inc., its wholly owned subsidiaries, and one variable interest entity (“VIE”) for which it is the primary beneficiary in accordance with consolidation accounting guidance. All intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, including normal recurring adjustments, necessary to present fairly the Company’s financial position at September 30, 2022 and its results of operations and comprehensive loss, mezzanine equity and stockholders’ equity (deficit), for the three and nine months ended September 30, 2022 and 2021, and cash flows for the nine months ended September 30, 2022 and 2021. The Company’s condensed consolidated results of operations and comprehensive loss, mezzanine equity and stockholders’ equity (deficit) for the three and nine months ended September 30, 2022 and cash flows for the nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for the full year.

In accordance with Accounting Standards Codification (“ASC”) 810, Consolidation, the Company evaluates its ownership, contractual, and other interests in entities to assess whether it has a variable interest in entities in which it has a financial relationship and, if so, whether or not those entities are VIEs. These evaluations are complex, involving judgment and the use of estimates and assumptions based on available historical and prospective information, among other factors. For an entity to qualify as a VIE, ASC 810 requires the Company to determine if it is the primary beneficiary of the VIE, and, if so, to consolidate such entity into its consolidated financial statements. If the Company determines that it is not the primary beneficiary of the VIE, the ASC 810 requires the Company, to account for the investment or other variable interest in a VIE in accordance with applicable U.S. GAAP.

The Company consolidates its VIE in which it holds a controlling financial interest, and is therefore deemed the primary beneficiary. The Company will be deemed to hold a controlling financial interest when it: (i) has the power to direct the activities that most significantly impact the economic performance of this VIE; and (ii) has the obligation to absorb losses or the right to receive benefits that, in either case, could potentially be significant to this VIE. Periodically, the Company reevaluates its ownership, contractual, and other interests in entities to determine whether any changes in its interest or relationship with an entity impacts the determination of whether it is still the primary beneficiary of such entity. As of September 30, 2022 and December 31, 2021, the Company’s consolidated VIE was not material to the condensed consolidated financial statements.

The Company qualifies as an emerging growth company as defined in the Jumpstart Our Business Startups Act of 2012, and, as such, may take advantage of specified reduced reporting requirements and deferred accounting standards adoption dates, and is relieved of other significant requirements that are otherwise generally applicable to other public companies.

Use of Estimates

The preparation of condensed consolidated financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, and the reported amounts of revenue and expense during the reporting periods. Such management estimates include the fair value of share-based awards, estimated useful life of software development costs, bad-debt allowances, valuation of intellectual property and intangible assets, contingent liabilities, and valuation allowance for deferred tax assets, among others. These estimates are based on information available as of the date of the condensed consolidated financial statements; therefore, actual results could differ from those estimates.

Reclassification

Certain amounts reported in previous consolidated financial statements have been reclassified to conform to current period presentation. These reclassifications did not affect previously reported amounts of net income, total assets, or total stockholders’ equity (deficit).
Note 2. Recently Issued Accounting Standards

The following reflect recent accounting standards that have been adopted or are pending adoption by the Company. As discussed in Note 1, Basis of Presentation, the Company qualifies as an emerging growth company, and as such, has elected to use the extended transition period for complying with new or revised accounting standards and is not subject to the new or revised accounting standards applicable to public companies during the extended transition period. The accounting standards discussed below indicate effective dates for the Company as an emerging growth company with the extended transition period.

Recently Adopted Accounting Standards

In February 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842), which has subsequently been amended by ASUs 2018-01, 2018-10, 2018-11, 2018-20, 2019-01, 2019-10, and 2020-05. The guidance requires the recognition of ROU assets and lease liabilities on the balance sheet for substantially all leases under U.S. GAAP. The Company has elected to use the transition relief approach as provided in ASU 2018-11, which permits the Company to use January 1, 2022 as both the application date and the adoption date, rather than the modified retrospective approach. The Company also elected certain relief options offered within the new standard, which include the package of practical expedients, the option not to recognize an ROU asset and lease liability that arise from short-term leases (i.e., leases with terms of 12 months or less), and the option of hindsight when determining lease term. Substantially all of the Company’s lease agreements are considered operating leases and were not previously recognized on the Company’s balance sheets. On January 1, 2022, the Company recognized $1.0 billion in operating lease ROU assets, $1.1 billion of operating lease liabilities, and a $66.1 million reduction to deferred rent, which was recorded as a reduction the ROU asset measured on the adoption date. Refer to Note 6, Leases, for further discussion of the Company’s lease accounting.

In August 2020, the FASB issued ASU 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies the accounting for convertible instruments by reducing the number of accounting models available for convertible debt instruments. This guidance also eliminates the treasury stock method to calculate diluted earnings per share for convertible instruments and requires the use of the if-converted method. For public companies, the guidance is effective for fiscal years beginning after December 15, 2021, and interim periods within those fiscal years. Early adoption is permitted. The Company early adopted ASU 2020-06 beginning January 1, 2021, and the adoption did not have a material impact on its condensed consolidated financial statements.

Recently Issued Accounting Standards Not Yet Adopted
In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which has subsequently been amended by ASUs 2018-19, 2019-04, 2019-05, 2019-10, and 2019-11. The guidance changes how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. The guidance replaces the current ‘incurred loss’ model with an ‘expected loss’ approach. This generally will result in the earlier recognition of allowances for losses and requires increased disclosures. ASU 2016-13 was effective for public business entities for fiscal years beginning after December 15, 2019. In November 2019, FASB issued amended guidance which defers the effective date for emerging growth companies for fiscal years beginning after December 15, 2022, and interim periods therein. The Company is currently evaluating the impact ASU 2016-13 will have on its condensed consolidated financial statements.

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848), which was subsequently amended by ASU 2021-04. The guidance provides optional expedients and exceptions to contract modifications and hedging relationships that reference the London Interbank Offered Rate or another reference rate expected to be discontinued. The standard is effective upon issuance through December 31, 2022 and may be applied at the beginning of the interim period that includes March 12, 2020 or any date thereafter. The Company does not have any hedging relationships and currently does not have material contracts impacted by reference rate reform; however, the Company will continue to assess contracts through December 31, 2022.
Note 3. Revenue
The Company primarily generates revenues by providing short-term or month-to-month accommodations to its guests. Direct revenue is generated from stays booked through Sonder.com or the Sonder app or directly with our sales personnel, while indirect revenue is generated from stays booked through third-party corporate and online travel agencies (“OTAs”).
The following table sets forth the Company’s total revenues for the periods indicated, disaggregated between direct and indirect revenue (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Direct revenue	$49,392	$33,912	$124,169	$77,968
Indirect revenue	75,134	33,542	202,145	68,313
Total revenue	$124,526	$67,454	$326,314	$146,281
No individual guest represented over 10.0% of revenues for the three and nine months ended September 30, 2022 and 2021.
Four third-party corporate customers and OTAs represented approximately 26.3%, 16.9%, 15.5%, and 14.8%, respectively, of the net accounts receivable balance at September 30, 2022, and one third-party OTA represented 29.0% of Sonder’s net accounts receivable balance as of December 31, 2021.

Note 4. Fair Value Measurement and Financial Instruments

Fair Value Hierarchy

Accounting standards require the Company to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

Level 1: Quoted prices (unadjusted) for identical assets or liabilities in active markets that the Company has the ability to access as of the measurement date.

Level 2: Significant other observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data.

Level 3: Significant unobservable inputs that reflect the Company’s own assumptions about the assumptions that market participants would use in pricing an asset or liability.
A financial instrument’s classification within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement.

Preferred Stock Warrants and Share-Settled Redemption Feature related to the Convertible Notes

At December 31, 2021, the Company did not have observable inputs for the valuation of its preferred stock warrant liabilities or the share-settled redemption feature related to the Company’s convertible promissory notes (the “Convertible Notes”).
The Convertible Notes were initially separated into debt and share-settled redemption feature components and assigned a fair value. The value assigned to the debt component was the estimated fair value as of the issuance date of similar debt without the share-settled redemption feature. The difference between the cash proceeds and the estimated fair value represented the value which was assigned to the share-settled redemption feature and was recorded as a debt discount. The significant unobservable input used in the fair value measurement of the Convertible Notes and the share-settled redemption feature was the fair value of the underlying stock at the valuation measurement date.
At December 31, 2021, the fair value of the preferred stock warrant liabilities was based in part on aggregate equity value indications, consistent with the analysis for the Company’s common stock valuation using the option pricing method. The significant unobservable input used in the fair value measurement of the preferred stock warrant liabilities was the fair value of the underlying preferred stock at the valuation measurement date.
On January 18, 2022, upon the closing of the Business Combination, the outstanding principal balance of the Convertible Notes, the accrued and unpaid interest of the Convertible Notes, and the preferred stock warrants were converted to equity. As such, there were no share-settled redemption features or preferred stock warrant liabilities at September 30, 2022.
SPAC Warrants
As part of the GMII initial public offering (“GMII IPO”), GMII issued 9,000,000 public warrants (the “Public Warrants”) and 5,500,000 private placement warrants (the “Private Placement Warrants”), each of which is exercisable at a price of $11.50 per share (collectively, the “SPAC Warrants”).
Management has determined that the Public Warrants issued in the GMII IPO, which remained outstanding at the closing of the Business Combination and became exercisable for shares of the Company’s common stock, are subject to treatment as a liability. At the closing of the Business Combination and at September 30, 2022, the Company used a Monte Carlo simulation methodology to value the Public Warrants using Level 3 inputs, as the Company did not have observable inputs for the valuation. The significant unobservable inputs used in the fair value measurement of the Public Warrants liability are related to expected share-price volatility of 56.3% and the expected term of 4.30 years years. At September 30, 2022, the Public Warrants were valued at $0.12 per warrant.
The fair value of the Private Placement Warrants was deemed to be equal to the fair value of the Public Warrants, as the Private Placement Warrants have similar terms and are subject to substantially the same redemption features as the Public Warrants. As a result, Level 3 inputs were used to value the Private Placement Warrants.

Refer to Note 7, Warrants and Stockholders’ Equity (Deficit), for additional information surrounding the SPAC Warrants.

Earn Out

In addition to the consideration paid at the closing of the Business Combination, certain investors may receive their pro rata share of up to an aggregate of 14,500,000 additional shares of the Company’s common stock as consideration upon the common stock achieving certain benchmark share prices, as set forth in the merger agreement (the “Earn Out”).
Management has determined that the Earn Out is subject to treatment as a liability. The Company used a Monte Carlo simulation methodology to value the Earn Out using Level 2 inputs. The key assumptions used in the Monte Carlo simulation are related to expected share-price volatility, expected term, risk-free interest rate, and dividend yield. The expected volatility at September 30, 2022 was derived from the volatility of comparable public companies.

Delayed Draw Warrants

The fair value of the Delayed Draw Warrants (as defined in Note 5, Debt) issued in connection with the Delayed Draw Notes (as defined in Note 5, Debt) was estimated by separating the Delayed Draw Notes into the debt and warrants components and assigning a fair value to each component. The value assigned to the debt component was the estimated fair value as of the issuance date of similar debt without the warrants. The difference between the cash proceeds and the estimated fair value represented the value which was assigned to the Delayed Draw Warrants and recorded as a debt discount. As of the closing of the Business Combination, the fair value of the Delayed Draw Warrants was $5.6 million and was included in additional paid in capital in the condensed consolidated balance sheet.

Disclosures about Fair Value of Financial Instruments

At September 30, 2022, there were no assets or liabilities measured using Level 1 inputs. At September 30, 2022, the Earn Out liability, Public Warrants liability, and Private Placement Warrants liability were included in other non-current liabilities in the condensed consolidated balance sheet. The following table summarizes the Company’s Level 2 and Level 3 financial liabilities measured at fair value on a recurring basis as of September 30, 2022 (in thousands):

	Level 2	Level 3	Total
Earn Out liability	$3,818	$—	$3,818
Public Warrants	—	1,080	1,080
Private Placement Warrants	—	660	660
Total financial liabilities measured and recorded at fair value	$3,818	$1,740	$5,558
At December 31, 2021, there were no assets or liabilities measured using Level 1 or Level 2 inputs. At December 31, 2021, the share-settled redemption feature and the preferred stock warrant liabilities were recorded in convertible notes and other non-current liabilities, respectively, in the consolidated balance sheet. The following table summarizes the Company’s Level 3 financial liabilities measured at fair value on a recurring basis as of December 31, 2021 (in thousands):

Level 3
Preferred stock warrant liabilities	$3,288
Share-settled redemption feature	30,322
Total financial liabilities measured and recorded at fair value	$33,610

The following table represents changes in the Company’s Level 3 liabilities measured at fair value for the nine months ended September 30, 2022 (in thousands):

Level 3
Beginning balance at January 1, 2022	$33,610
Public Warrants liability recognized upon closing of Business Combination	23,670
Private Placement Warrants liability recognized upon closing of Business Combination	14,465
Decrease in fair value of share-settled redemption feature upon conversion of Convertible Notes	(30,322)
Decrease in fair value of Public Warrants liability	(22,590)
Decrease in fair value of Private Placement Warrants liability	(13,805)
Conversion of preferred stock warrant liabilities to equity	(3,288)
Total financial liabilities measured and recorded at fair value	$1,740
The following table presents changes in Sonder’s Level 3 liabilities measured at fair value for the year ended December 31, 2021 (in thousands):

Level 3
Beginning balance at January 1, 2021	$1,140
Recognition of share-settled redemption feature	45,156
Decrease in fair value of share-settled redemption feature	(14,834)
Increase in fair value of preferred stock warrant liabilities	2,148
Total financial liabilities measured and recorded at fair value	$33,610
There were no transfers of financial instruments between valuation levels during the three and nine months ended September 30, 2022 and the year ended December 31, 2021.

Management estimates that the fair values of its restricted cash, accounts receivable, prepaid rent, prepaid expenses, other current assets, accounts payable, accrued liabilities, sales tax payable, deferred revenue, current portion of long-term debt, convertible notes, and other current liabilities approximates their carrying values due to the relatively short maturity of the instruments. The fair value of the Company’s long-term debt approximates its carrying value because it bears interest at a market rate and all other terms are also reflective of current market terms.

These assumptions are inherently subjective and involve significant management judgment. Any change in fair value is recognized as a component of other expense (income), net, on the condensed consolidated statements of operations and comprehensive loss.
Note 5. Debt

Delayed Draw Note Purchase Agreement

On December 10, 2021, the Company entered into a note and warrant purchase agreement (the “Delayed Draw Note Purchase Agreement”) with certain private placement investors (“Purchasers”) for the sale of delayed draw notes in aggregate of $165.0 million to be available to the Company following the closing of the Business Combination (the “Delayed Draw Notes”).
The Delayed Draw Notes have a maturity of five years from the date of issuance and are subject to interest on the unpaid principal amount at a rate per annum equal to the three-month secured overnight financing rate (“SOFR”) plus 0.3% (subject to a floor of 1.0%) plus 9.0% payable in cash. For the first two years, the Company may elect payment in kind, quarterly in arrears. The Delayed Draw Notes are secured by substantially all of the assets of the Company.
The Delayed Draw Note Purchase Agreement also provided that the Purchasers be issued warrants to purchase shares of common stock in connection with the transaction (the “Delayed Draw Warrants”). As a result, the Purchasers are entitled to purchase an aggregate of 2,475,000 shares of the Company’s common stock, each with an exercise price of $12.50 per share. The Delayed Draw Warrants expire five years after issuance.
The Delayed Draw Note Purchase Agreement includes customary events of default, including failure to pay the note obligations or other amounts when due, material breach of representations or warranties, breach of negative covenants, failure to perform or comply with obligations under the Delayed Draw Notes or the Delayed Draw Note Purchase

Agreement, acceleration of certain other indebtedness, certain judgements against Sonder, legal processes instituted against Sonder or its assets, issues with the enforceability of the Delayed Draw Note Purchase Agreement and ancillary documents, bankruptcy, insolvency or similar proceedings with respect to Sonder, and orders under debtor relief laws.
In January 2022, upon the closing of the Business Combination, the Company drew $165.0 million in Delayed Draw Notes and issued Delayed Draw Warrants to purchase 2,475,000 shares of common stock to the Purchasers.
Long term debt, net consisted of the following at the dates indicated (in thousands):

	September 30, 2022	December 31, 2021
Principal balance	$177,409	$11,361
Less: Delayed Draw Warrants liability	(5,122)	—
Less: unamortized deferred issuance costs	(5,580)	(625)
Long-term debt, net	$166,707	$10,736

Convertible Notes
In March 2021, pursuant to a note purchase agreement (the “Note Purchase Agreement”), the Company issued the Convertible Notes to certain investors for an aggregate principal amount of $165.0 million. The net proceeds from the issuance of the Convertible Notes were approximately $162.4 million, net of deferred issuance costs of $2.6 million.
The Convertible Notes were scheduled to mature on March 12, 2022, unless converted in accordance with the conversion terms prior to such date. The Convertible Notes were convertible either automatically, at the option of holders, or at the option of the Company upon the occurrence of certain specified events.
In January 2022, upon the closing of the Business Combination, the outstanding principal and accrued and unpaid interest of the Convertible Notes were automatically converted into 19,017,105 shares of common stock for a value of $159.2 million. As a result, the Company recognized a gain on conversion of $29.5 million as a result of a change in the fair value of the share-settled redemption feature and $159.2 million additional-paid-in-capital. The Company also recognized the change in fair value of the share-settled redemption feature, prior to conversion, of $30.3 million, expense related to the debt discount of $10.0 million and interest expense of $1.4 million.

2018 Loan and Security Agreement

In December 2018, Legacy Sonder entered into a loan and security agreement (the “2018 Loan and Security Agreement”) with certain venture lenders that provided aggregate borrowing capacity of $50.0 million. At December 31, 2021, the Company’s current portion of long-term debt and the non-current portion of long-term debt on the consolidated balance sheet were solely related to the 2018 Loan and Security Agreement, and were net of $0.6 million of deferred issuance costs. At December 31, 2021, unused commitments under the 2018 Loan and Security Agreement were $25.0 million.

In January 2022, upon the closing of the Business Combination, the Company paid $24.5 million of the outstanding principal of the 2018 Loan and Security Agreement and $3.1 million in early termination fees. Additionally, in connection with the repayment of the 2018 Loan and Security Agreement, the Company wrote off $0.4 million of deferred issuance costs and recognized $0.2 million of interest expense.

Credit Facilities

2020 Credit Facility: In February 2020, Legacy Sonder entered into a revolving credit agreement (the “2020 Credit Facility”) for an aggregate principal balance of $50.0 million with a maturity date of February 21, 2023. Balances may be borrowed against the facility as revolving loans or used for the issuance of letters of credit. Loans under the 2020 Credit Facility may be base rate loans or Eurodollar rate loans, plus a margin of 2.0% per annum. The 2020 Credit Facility includes: (i) a letter of credit fee for each letter of credit equal to 1.5% per annum times amount available to be drawn under such letter of credit and (ii) a non-use fee equal to 0.3% times the actual daily amount by which the aggregate commitments provided by facility exceed the sum of the outstanding amount of loans and letters of credit.
The extensions of credit under the 2020 Credit Facility are guaranteed by certain of the Company’s subsidiaries and secured on a senior basis by a lien on substantially all of the Company’s and certain of its subsidiaries’ assets.

At September 30, 2022 and December 31, 2021, the Company was in compliance with all financial covenants related to the 2020 Credit Facility. Additionally, at September 30, 2022 and December 31, 2021, there were no borrowings outstanding on the 2020 Credit Facility. Outstanding letters of credit at September 30, 2022 totaled $34.0 million.

2020 Québec Credit Facility: In December 2020, a Canadian subsidiary of the Company entered into an agreement with Investissement Québec, a Quebecois public investment entity, that provides a loan facility of CAD $25.0 million and an additional loan, referred to as a conditional-refund financial contribution (“CRFC”), of CAD $5.0 million (the “2020 Québec Credit Facility”). The loan and the CRFC bear interest at a fixed rate of 6.0% per annum for a period of 10 years starting from the first date of the loan disbursement. At September 30, 2022 and December 31, 2021, the Company was in compliance with all financial covenants related to the 2020 Québec Credit Facility, but have not yet met the drawdown requirements, and as such, there have been no borrowings against the 2020 Québec Credit Facility.

Restricted Cash
Throughout 2022 and 2021, the Company entered into multiple cash collateral agreements in connection with the issuance of letters of credit and corporate credit card programs. At September 30, 2022 and December 31, 2021, the Company had $1.1 million and $0.2 million, respectively, of cash collateral which is reported as restricted cash on the Condensed Consolidated Balance Sheets.
Note 6. Leases
The Company leases buildings or portions of buildings for guest usage, warehouses to store furniture, and corporate offices under noncancellable operating lease agreements, which expire through 2039. The Company is required to pay property taxes, insurance, and maintenance costs for certain of these facilities.
The Company adopted ASC 842, Leases (“ASC 842”), effective January 1, 2022, using the modified retrospective approach. This approach allows entities to either apply the new lease standard to the beginning of the earliest period presented or only to the condensed consolidated financial statements in the period of adoption without restating prior periods. The Company has elected to apply the new guidance at the date of adoption without restating prior periods. In addition, the Company elected the package of practical expedients permitted under the transition guidance within the new standard, which allowed it to carry forward the historical determination of contracts as leases, lease classification, and not reassess initial direct costs for historical lease arrangements. Accordingly, previously reported financial statements, including footnote disclosures, have not been restated to reflect the application of the new standard to all comparative periods presented.
The Company has lease agreements with lease and non-lease components, including embedded leases, and has elected to utilize the practical expedient to account for lease and non-lease components together in the condensed consolidated statements of operations.
Operating lease ROU assets are included within operating lease right-of-use assets in the condensed consolidated balance sheets. The corresponding operating lease liabilities are included within current operating lease liabilities and non-current operating lease liabilities in the condensed consolidated balance sheets. ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease.
The adoption of ASC 842 had a material impact on the Company’s condensed consolidated financial statements. On January 1, 2022, the Company recognized $1.0 billion in operating lease ROU assets, $1.1 billion of operating lease liabilities, and a $66.1 million reduction to deferred rent, which was recorded as a reduction to the ROU asset measured on the adoption date. The standard did not materially impact the Company’s condensed consolidated statement of operations and comprehensive loss and condensed consolidated statement of cash flows.
Lease expense for fixed operating lease payments is recognized on a straight-line basis over the lease term. The Company’s assessed lease terms may include options to extend or terminate the lease when it is reasonably certain that it will exercise that option. Certain operating leases provide for annual increases to lease payments based on an index or rate. Management estimates the annual increase in lease payments based on the index or rate at the lease commencement date, for both the Company’s historical leases and for new leases commencing after January 1, 2022.

Components of operating lease expense were as follows for the periods indicated (in thousands):

	Three months ended September 30, 2022	Nine months ended September 30, 2022
Operating lease cost	$61,498	$191,908
Short-term lease cost	1,951	2,430
Total operating lease cost	$63,449	$194,338

Supplemental information related to operating leases was as follows for the periods indicated (in thousands):

	Three months ended September 30, 2022	Nine months ended September 30, 2022
Cash payments for operating leases	$64,690	$171,292
New operating lease ROU assets obtained in exchange for operating lease liabilities	$73,007	$199,875

At September 30, 2022, the weighted-average remaining lease term was 7.21 years and the weighted-average discount rate used to determine the net present value of the lease liabilities was 9.5%.

At September 30, 2022, remaining maturities of operating lease obligations were as follows (in thousands):

Remainder of 2022	$59,907
2023	263,330
2024	252,202
2025	237,237
2026	212,799
2027	170,179
Thereafter	504,964
Gross lease payments	1,700,618
Less: imputed interest	463,188
Total operating lease obligations, net [1]	$1,237,430
[1] Total operating lease obligations, net excludes $8.5 million of FF&E allowances for leases that have not yet commenced. As such, total operating lease obligations, net per the above table does not agree to the condensed consolidated balance sheet.

The Company does not have material lease receivables from noncancellable lease contracts that would reduce the total contractual operating lease obligations. At September 30, 2022, the Company has entered into leases that have not yet commenced with future lease payments totaling $1.9 billion, excluding purchase options, that are not yet recorded on the condensed consolidated balance sheets and are not reflected in the table above. These leases will commence between 2022 and 2026 with non-cancelable lease terms of three to 15 years.
Rental expense for operating leases for the three months ended September 30, 2022 and 2021 was $61.5 million and $46.9 million, respectively, of which $63.6 million and $45.0 million, respectively, is recognized in cost of revenues, $0.5 million and $1.1 million, respectively, in operations and support, and $0.9 million and $0.8 million, respectively, in general and administrative. Rental expense for operating leases for the nine months ended September 30, 2022 and 2021 was $193.8 million and $125.5 million, respectively, of which $189.6 million and $119.2 million, respectively, is recognized in cost of revenues, $1.4 million and $3.8 million respectively, in operations and support, and $2.8 million and $2.5 million, respectively, in general and administrative.

Supplemental Information for Comparative Periods
At December 31, 2021, prior to the adoption of ASC 842, future minimum payments lease payments under non-cancelable operating leases were as follows (in millions):

2022	$279,093
2023	366,299
2024	418,156
2025	433,541
2026	403,582
Thereafter	1,641,237
Total minimum future lease payments	$3,541,908
Note 7. Warrants and Stockholders’ Equity (Deficit)
The condensed consolidated statements of mezzanine equity and stockholders’ equity (deficit) reflect the closing of the Business Combination on January 18, 2022. As Legacy Sonder was deemed the accounting acquirer in the Business Combination with GMII, all periods prior to the closing date reflect the balances and activity of Legacy Sonder. The balances at December 31, 2021 from the consolidated financial statements of Legacy Sonder as of that date, share activity (redeemable convertible preferred stock, exchangeable shares, and common stock), and per share amounts were retroactively adjusted, where applicable, using the recapitalization exchange ratio of 1.4686. All redeemable convertible preferred stock classified as mezzanine equity was converted into common stock, and reclassified into permanent equity as a result of the Business Combination.

Preferred Stock Warrants

The Company had the following preferred stock warrants outstanding at December 31, 2021 (number outstanding and exercise price are prior to the application of the recapitalization exchange ratio discussed above):

Type of Warrant	Number Outstanding	Issuance Date	Exercise Price	Expiration Date
Series A	59,440	10/20/2016	$1.36	10/20/2026
Series B	57,696	1/30/2018	$2.40	1/30/2028
Series C	218,417	12/28/2018	$5.04	12/28/2025
Series D	71,456	2/21/2020	$10.50	2/21/2027
Upon the closing of the Business Combination, (i) the Series A and Series B preferred stock warrants were converted into 150,092 post-combination shares of the Company’s common stock for a value of $1.2 million, and (ii) the Series C and Series D preferred stock warrants automatically converted into warrants to purchase shares of the Company’s common stock.
The Series C and Series D preferred stock warrants are accounted for as equity in accordance with ASC 815-40, Derivatives and Hedging – Contracts on an Entity’s Own Equity (“ASC 815-40”). Upon the closing of the Business Combination, the Company reclassified $2.0 million related to such warrants from other non-current liabilities to equity in the condensed consolidated balance sheet.

Common Stock Warrants

Delayed Draw Warrants: The Delayed Draw Warrants are accounted for as equity-classified warrants in accordance with ASC 815-40. Upon the closing of the Business Combination, the value of the Delayed Draw Warrants was $5.6 million and was recorded within additional paid-in capital in the condensed consolidated balance sheets. The purchasers of the Delayed Draw Notes were also provided with customary registration rights for the shares issuable upon exercise of the Delayed Draw Warrants.

Public Warrants: The Public Warrants remained outstanding at the closing of the Business Combination and became exercisable for whole shares of common stock. No fractional Public Warrants were issued upon separation of the units and only whole Public Warrants trade. Accordingly, unless a registered holder purchased at least five units, they were not able to receive or trade a whole Public Warrant. The Public Warrants will expire on January 18, 2027, or earlier upon redemption or liquidation.

The Public Warrants are accounted for as liabilities, as there are certain terms and features of the warrants that do not qualify for equity classification in accordance with ASC 815-40. The fair value of the Public Warrants upon the closing of the Business Combination was a liability of $23.6 million, and was recorded in other non-current liabilities in the condensed consolidated balance sheet. At September 30, 2022, the fair value was $1.1 million and was recorded in other non-current liabilities in the condensed consolidated balance sheet. The change in fair value of $0.8 million and $22.5 million for the three and nine months ended September 30, 2022, respectively, is reflected as other income in the condensed consolidated statements of operations and comprehensive loss.

Private Placement Warrants: The Private Placement Warrants have terms and provisions that are identical to those of the Public Warrants, except that the Private Placement Warrants may be physical (cash) or net share (cashless) settled and are not redeemable, so long as they are held by Gores Metropoulos Sponsor II, LLC (the “Sponsor”) or its permitted transferees, and are entitled to certain registration rights. The sale of the Private Placement Warrants was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

The Private Placement Warrants are accounted for as liabilities, as there are certain terms and features that do not qualify for equity classification in accordance with ASC 815-40. The fair value of the Private Placement Warrants upon the closing of the Business Combination was a liability of $14.5 million, which was recorded in other non-current liabilities in the condensed consolidated balance sheet. At September 30, 2022, the fair value was $0.7 million and was recorded in other non-current liabilities in the condensed consolidated balance sheet. The change in fair value of $0.5 million and $13.8 million for the three and nine months ended September 30, 2022, respectively, is reflected as other income in the condensed consolidated statements of operations and comprehensive loss.

Exchangeable Stock
Upon the closing of the Business Combination, each share of Sonder Canada Inc., a corporation existing under the laws of the province of Québec (“Legacy Sonder Canada”) exchangeable common stock (“Legacy Sonder Canada Exchangeable Stock” and collectively, “Legacy Sonder Canada Exchangeable Shares”) was exchanged into a new series of the same class of virtually identical Legacy Sonder Canada Exchangeable Common Stock (“Post-Combination Exchangeable Common Stock” and collectively, “Post-Combination Exchangeable Shares”) exchangeable for the Company’s common stock. At September 30, 2022, the Company had the following authorized and outstanding Post-Combination Exchangeable Common Stock (in thousands except per share amounts):

	Shares Authorized	Shares Issued and Outstanding	Issuance Price Per Share	Net Carrying Value	Aggregate Liquidation Preference
Post-Combination Exchangeable Common Stock	40,000,000	20,834,164	$1.54	$32,081	$32,081
The net carrying value of the Post-Combination Exchangeable Shares is included in additional paid-in capital in the condensed consolidated balance sheets.

At December 31, 2021, the Company had the following authorized and outstanding Exchangeable Shares, prior to the application of the recapitalization exchange ratio discussed above (in thousands except shares and per share amounts):

	Shares Authorized	Shares Issued and Outstanding	Issuance Price Per Share	Net Carrying Value	Aggregate Liquidation Preference
Series AA Common	22,517,608	9,421,190	$—	$—	$—
Series Seed 1	2,588,866	2,588,866	$0.53	$1,359	$1,372
Series Seed 2	1,209,160	1,209,160	$0.50	$606	$605
Series Seed 3	704,380	704,380	$1.09	$787	$768
Series A	183,420	183,420	$1.36	$250	$250
Series B	2,335,500	2,335,500	$2.40	$5,610	$5,605
Series C	3,175,207	3,175,207	$5.04	$15,991	$16,003
Series D	2,057,926	1,953,125	$10.50	$20,600	$20,600
Series E	420,570	420,570	$10.77	$4,530	$4,530
Total exchangeable shares	35,192,637	21,991,418	$—	$49,733	$49,733
Upon the closing of the Business Combination, all the Exchangeable Shares were automatically converted into 32,296,539 Post-Combination Exchangeable Shares for a value of $49.7 million (or 21,991,418 shares prior to the application of the recapitalization exchange ratio discussed above).

Redeemable Convertible Preferred Stock

The Company had the following authorized and outstanding redeemable convertible preferred stock at December 31, 2021, prior to the application of the recapitalization exchange ratio discussed above (in thousands except per share amounts):

	Shares Authorized	Shares Issued and Outstanding	Issuance Price Per Share	Net Carrying Value	Aggregate Liquidation Preference
Series Seed 1	3,702,526	785,420	$0.53	$269	$416
Series Seed 1-A	3,702,526	328,240	0.53	$174	$174
Series Seed 2	1,719,560	470,994	0.50	$222	$235
Series Seed 2-A	1,719,560	39,406	0.50	$20	$20
Series Seed 3	704,380	—	1.09	$—	$—
Series Seed 3-A	704,380	—	1.09	$—	$—
Series A	7,023,193	6,780,333	1.36	$9,241	$9,221
Series A-1	7,023,193	—	1.36	$—	$—
Series B	15,611,276	13,218,080	2.40	$27,105	$31,723
Series B-1	15,611,276	—	2.40	$—	$—
Series C	19,070,648	12,143,631	5.04	$56,496	$61,204
Series C-1	19,070,648	3,513,536	5.04	$17,708	$17,708
Series D	21,603,476	3,481,893	10.50	$35,808	$36,560
Series D-1	21,603,476	16,049,365	10.50	$168,518	$168,518
Series E	34,932,992	18,956,184	10.77	$203,189	$204,159
Total redeemable convertible preferred stock	173,803,110	75,767,082	—	$518,750	$529,938
Upon the closing of the Business Combination, all the shares of redeemable convertible preferred stock were automatically converted into shares of post-combination common stock for a value of $518.8 million.

Common and Preferred Stock
The Company’s amended and restated certificate of incorporation following the Business Combination authorizes the issuance of 690,000,000 shares, consisting of: (a) 440,000,000 shares of general common stock (“General Common Stock”), including: (i) 400,000,000 shares of common stock, and (ii) 40,000,000 shares of Special Voting Common Stock (“Special Voting Common Stock”), and (b) 250,000,000 shares of preferred stock, par value $0.0001 per share (“Preferred Stock”).
As of September 30, 2022, the Company had reserved the following shares of common stock for future issuance:

September 30, 2022
Conversion of exchangeable shares	20,873,522
Outstanding stock options	32,655,185
Outstanding restricted stock units (“RSUs”)	26,337,247
Outstanding market stock units (“MSUs”)	14,499,972
Outstanding warrants liability	14,499,966
Shares issuable pursuant to Earn Out liability	14,500,000
Outstanding Delayed Draw Note warrants liability	2,475,000
Shares available for grant under the Employee Stock Purchase Plan	5,251,225
Shares available for grant under the 2021 Equity Incentive Plan	13,466,630
Total common stock reserved for future issuance	144,558,747
As of December 31, 2021, the Company reserved the following shares of common stock for future issuance:

December 31, 2021
Conversion of preferred stock and exchangeable shares(1)	208,995,747
Outstanding stock options	19,865,244
Options available for grant under the 2019 Equity Incentive Plan	1,859,784
Total common stock reserved for future issuance	230,720,775
____________
(1)Includes the warrants reclassified to equity as of December 31, 2021 and those issued in connection with the 2018 Loan and Security Agreement and related amendment as of December 31, 2021.
Note 8. Equity Incentive Plans and Stock-Based Compensation
Equity Incentive Plans
2013 and 2019 Equity Incentive Plans: Prior to the closing of the Business Combination, Legacy Sonder provided for the grant of stock-based awards to purchase or directly issue shares of common stock to employees, directors, and consultants through its 2013 and 2019 Equity Incentive Plans (the “Legacy Equity Incentive Plans”). Options were granted at a price per share equal to the fair value of the underlying common stock at the date of grant. Stock options generally had a 10-year contractual term and vest over a four-year period starting from the date specified in each agreement.

Each Legacy Sonder stock option from the Legacy Equity Incentive Plans that was outstanding immediately prior to the closing of the Business Combination, whether vested or unvested, was converted into an option to acquire a number of shares of common stock (the “Exchanged Options”) equal to the product of: (i) the number of shares of Legacy Sonder common stock subject to such Legacy Sonder option immediately prior to the closing of the Business Combination; and (ii) the recapitalization option exchange ratio, as discussed in Note 13, Business Combination. The Exchanged Options are exercisable at an exercise price per share equal to: (i) the exercise price per share of such Legacy Sonder option immediately prior to the closing of the Business Combination; divided by (ii) the recapitalization exchange ratio. Except as specifically provided in the Merger Agreement (as defined in Note 13, Business Combination), following the Business Combination, each Exchanged Option will continue to be governed by the same terms and conditions as were applicable to the corresponding former Legacy Sonder option immediately prior to the Business Combination. All stock option activity was retroactively restated to reflect the Exchanged Options.
Sonder Holdings Inc. 2021 Management Equity Incentive Plan: In connection with the Business Combination, GMII’s stockholders approved the 2021 Management Equity Incentive Plan (the “2021 Management Equity Incentive Plan”). Employees, including directors and officers, and consultants who receive awards under the 2021 Management Equity Incentive Plan may receive their pro-rata share of awards up to an aggregate of 14,500,000 shares of common stock that will vest upon the common stock achieving certain benchmark share prices as contemplated by the Merger Agreement (as defined in Note 13, Business Combination). If these benchmark share prices are not achieved within the period specified in the Merger Agreement (as defined in Note 13, Business Combination), the unvested awards will not be issued.
Sonder Holdings Inc. 2021 Equity Incentive Plan: In connection with the Business Combination, GMII’s stockholders approved the 2021 Equity Incentive Plan (the “2021 Equity Incentive Plan”). The 2021 Equity Incentive Plan became effective upon the closing of the Business Combination and succeeds the Legacy Equity Incentive Plans. Under the 2021 Equity Incentive Plan, the Company may grant options, stock appreciation rights, restricted stock, RSUs, and performance awards to employees, directors, and consultants. Options are granted at a price per share equal to the fair value of the underlying common stock at the date of grant. Options granted are exercisable over a maximum term of 10 years from the date of grant. RSUs typically have a cliff vesting period of one year and continue to vest quarterly thereafter. The Company is authorized to issue up to 26,002,371 shares under this plan, of which 13,466,630 shares remain available for future grants at September 30, 2022.
The total number of shares that may be issued under the 2021 Equity Incentive Plan will automatically increase on the first trading day of each calendar year, beginning with calendar year 2022, by a number of shares equal to the least of: (i) 32,820,155 shares; (ii) 12.5% of the total number of shares outstanding as of immediately following the closing of the Business Combination (including the number of shares of common stock reserved for issuance upon the exchange of Canadian Exchangeable Shares (as defined in the Merger Agreement) issued in the Sonder Canada Share Capital Reorganization (as defined in the Merger Agreement) corresponding to shares of company special voting stock to be issued immediately following the closing of the Business Combination); (iii) five percent (5.0%) of the total number of shares outstanding on the last day of the immediately preceding fiscal year; and (iv) a lesser number of shares determined by the administrator.
Sonder Holdings Inc. 2021 Employee Stock Purchase Plan: In connection with the Business Combination, GMII’s stockholders approved the 2021 Employee Stock Purchase Plan (the “ESPP”). The ESPP allows eligible employees to purchase shares of the Company’s common stock at 85.0% of stock price on the first trading day of the offering period or on the last day of the offering period, whichever is lower. Employees can contribute up to 15.0% of their eligible compensation to purchase shares. The ESPP provides for either (i) a 27-month offering period, or (ii) such shorter period as may be established by the administrator from time to time. The Company is authorized to issue up to 5,251,225 shares under the ESPP, of which all shares remain available for future issuance as of September 30, 2022.
The number of shares of common stock available for issuance under the ESPP will automatically be increased on the first day of each fiscal year, beginning with 2022 and ending with the 2041 fiscal year equal to the least of: (i) 6,564,031 shares of common stock; (ii) 2.5% of the total number of shares of common stock outstanding immediately following the closing of the Business Combination (including the number of shares of common stock reserved for issuance upon the exchange of Canadian Exchangeable Shares (as defined in the Merger Agreement) issued in the Sonder Canada Share Capital Reorganization (as defined in the Merger Agreement) corresponding to shares of Company special voting stock to be issued immediately following the closing of the Business Combination); (iii) one percent (1.0%) of the outstanding shares of Common Stock on the last day of the immediately preceding fiscal year; or (iv) a lesser number of shares determined by the administrator.

Stock-based Compensation Expense

Total stock-based compensation expense is as follows for the periods indicated (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Operations and support	$1,333	$639	$3,305	$1,579
General and administrative	4,110	2,405	12,130	17,524
Research and development	855	475	2,441	1,016
Sales and marketing	107	54	263	55
Total stock-based compensation expense	$6,405	$3,573	$18,139	$20,174
Stock options

The Company measures stock-based compensation expense for stock options at the grant date fair value of the award and recognizes the expense on a straight-line basis over the requisite service period, which is generally the vesting period. The fair value of stock options is estimated using the Black-Scholes option-pricing model. During the three and nine months ended September 30, 2022, the Company recorded stock-based compensation expense from stock options of approximately $4.0 million and $12.1 million. During the three and nine months ended September 30, 2021, the Company recorded stock-based compensation expense from stock options of approximately $3.6 million and $8.6 million.

The Company recognizes only the portion of the option award granted that is ultimately expected to vest as compensation expense and elects to recognize gross share-based compensation expense with actual forfeitures as they occur.

Fair Value of Stock Options: The fair value of each stock option award is estimated using the Black-Scholes option-pricing model, which uses the fair value of the Company’s common stock and requires the input of the following subjective assumptions:
Expected term. The expected term for options granted to employees, officers, and directors is based on the historical pattern of option exercise behavior and the period of time they are expected to be outstanding. The expected term for options granted to consultants is determined using the remaining contractual life of the option.
Expected volatility. The expected volatility is based on the average volatility of similar public entities within the Company’s peer group as the Company’s stock has not been publicly trading for a long enough period to rely on its own expected volatility.
Expected Dividends. The dividend assumption is based on the Company’s historical experience. To date, Company has not paid any dividends on its common stock.
Risk-Free Interest Rate. The risk-free interest rate used in the valuation is the implied yield currently available on the United States Treasury zero-coupon issues, with a remaining term equal to the expected life term of the Company’s options.
The following table summarizes the key assumptions used to determine the fair value of the Company’s stock options granted to employees, non-employees, officers, and directors:

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Expected term (in years)	6.07	4.00	4.09 - 6.07	3.99 - 4.00
Expected volatility	50.0%	64.0%	50.0%-55.4%	64.0%
Dividend yield	—%	—%	—%	—%
Risk-free interest rate	2.89%	0.61%	1.79%-2.93%	0.41% - 0.61%
Weighted-average grant-date fair value per share	$1.09	$6.59	$0.87 - $2.13	$4.54 - $6.59

Performance and Market-based Equity Awards
On November 15, 2019, the Legacy Sonder Board of Directors (the “Legacy Sonder Board”) granted an award to Francis Davidson, the Company’s Chief Executive Officer (“CEO”), for a total of 5,613,290 options (the “2019 CEO Option Award”), which Mr. Davidson exercised in full in December 2020, with a promissory note payable to the Company in the amount of $24.6 million (the “Promissory Note”). 2,041,197 of these options vest in 72 equal monthly installments starting as of October 1, 2017 (the “Service-Based Options”), subject to Mr. Davidson’s continuous employment with the Company, and 3,572,093 options are performance-based (the “CEO Performance Awards”) that vest as follows, subject to Mr. Davidson’s continuous employment with the Company at each such event (the “Performance Conditions”): (i) 1,530,897 performance awards upon an initial public offering (“IPO”), if certain share price targets are met (the “IPO Condition”); (ii) 1,020,598 performance awards upon a qualified financing at certain valuation milestones (the “Qualified Financing Condition”); and (iii) 1,020,598 performance awards upon Sonder achieving a certain market capitalization milestone (the “Market Capitalization Condition”).
The fair value of the Service-Based Options was estimated using the Black-Scholes option pricing model. The grant date fair value of these awards was $3.2 million and was recognized on a straight-line basis over the term of the award. The Company recognized $11.6 million in expense for the CEO Performance Awards during the nine months ended September 30, 2021. The Company did not recognize any expense for the CEO Performance Awards for the three months ended September 30, 2021 and 2022, or the nine months ended September 30, 2022.
During the three months ended March 31, 2021, the CEO Performance Awards were modified to accelerate the vesting of the IPO Condition and the Qualified Financing Condition because the Legacy Sonder Board desired to reward Mr. Davidson in leading the Company to perform above expectations given the economic impact of the COVID-19 pandemic, especially in the hospitality sector, and additionally, engaging the Company in potential strategic transactions which resulted in increased company valuations. While the vesting of the options under the Market Capitalization Condition were not accelerated by the Legacy Sonder Board, the Legacy Sonder Board approved a resolution clarifying that the Market Capitalization Condition would be eligible to vest in connection with a business combination with a special purpose acquisition company that otherwise achieves the applicable Market Capitalization Condition using an equivalent share price rather than the market capitalization.
During the three and nine months ended September 30, 2022, Sonder recognized $0.5 million and $3.2 million in stock-based compensation expense related to the vesting of the Market Capitalization Condition. In the three and nine months ended September 30, 2021, Sonder did not recognize any stock-based compensation expense relating to the vesting of the Market Capitalization Condition.

The modification-date fair value of the CEO Performance Awards was estimated using a Monte Carlo simulation. The Monte Carlo simulation utilizes multiple input variables to estimate the probability that performance conditions will be achieved. These variables include the Company’s expected stock price volatility over the expected term of the award, historical and projected employee stock option exercise behaviors, and the risk-free interest rate for the expected term of the award. The Company recognizes compensation expense for its performance awards using an accelerated attribution method from the time it is deemed probable that the vesting condition will be met through the time the service-based vesting condition has been achieved.

The Promissory Note bore interest at the rate of 2.0% per annum, compounding semiannually. The principal amounts and accrued interest were due upon the consummation of the Business Combination. The Promissory Note was secured by the shares issued upon exercise of the award and in exchange for the note. While the Promissory Note is full recourse, it was considered to be non-recourse for accounting purposes and thus was not recorded in the condensed consolidated balance sheets as a receivable. At December 31, 2021, the aggregate borrowings outstanding under the Promissory Note, including interest, was $25.2 million.
On January 14, 2022, the aggregate outstanding principal amount and interest under the Promissory Note was repaid in full as a result of Mr. Davidson selling 1,855,938 shares of Legacy Sonder common stock to the Company at a repurchase price of $13.85 per Legacy Sonder common share (number of shares and amount per share is not adjusted for the application of the recapitalization exchange ratio discussed above), which was equal to the fair value of a share of Legacy Sonder common stock as of the repurchase date, for a total aggregate repurchase price of $25.7 million.

On February 18, 2021, the Legacy Sonder Board granted a total of 3,061,794 options to Mr. Davidson (the “2021 CEO Option Award”). The options vest upon the successful closing of the Business Combination and upon certain share price milestones, subject to Mr. Davidson’s continuous employment at the Company during each such event.
The grant-date fair value of the 2021 CEO Option Award was estimated using the Monte Carlo simulation. The grant-date fair value of the 2021 CEO Option Award on the grant date was $1.3 million.

RSUs

The fair value of the Company’s RSUs is expensed ratably over the vesting period. The Company’s RSUs generally vest over four years, with a cliff equal to one-fourth of the award after the first year, and then quarterly thereafter over the remaining service period. For the three and nine months ended September 30, 2022, the Company recorded stock-based compensation expense from RSUs of approximately $1.6 million and $2.5 million, respectively. There was no stock-based compensation expense from RSUs in the three and nine months ended September 30, 2021.

MSUs

In May 2022, the Company issued MSUs to certain key executives in accordance with the Company’s 2021 Management Equity Incentive Plan. One-sixth of the MSUs vest upon (including prior to but contingent on) the occurrence of each of six distinct triggering events, including if certain share price targets are met, within the five-year period ending July 17, 2027.

The Company determined the grant-date fair value of the MSUs using a Monte Carlo simulation performed by a third-party valuation firm. The Company recognizes stock-based compensation for the MSUs over the requisite service period, which is approximately four years, using the accelerated attribution method. During the three and nine months ended September 30, 2022, the Company granted 14,499,972 MSUs at a total grant-date fair value of $4.2 million. During the three and nine months ended September 30, 2022, the Company recognized approximately $0.3 million and $0.4 million, respectively, in stock-based compensation expense from MSUs.
Note 9. Net Loss per Common Share
Net loss per share calculations and share amounts for all periods prior to the Business Combination presented below have been retrospectively adjusted for the equivalent number of shares outstanding immediately after the closing of the Business Combination to effect the reverse recapitalization. Subsequent to the Business Combination, net loss per share was calculated based on the weighted average number of common stock then outstanding.
The following table sets forth the computation of basic and diluted net loss per share for the periods indicated (in thousands, except number of shares and per share information):

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Numerator:
Net loss	$(74,499)	$(64,584)	$(95,882)	$(217,074)
Less: Net loss attributable to convertible and exchangeable preferred stockholders	—	—	(3,886)	—
Net loss attributable to common stockholders	$(74,499)	$(64,584)	$(91,996)	$(217,074)
Denominator:
Weighted average basic common shares outstanding	215,682,346	12,204,601	202,513,880	11,472,291
Add: Dilutive effect of outstanding stock awards	—	—	—	—
Weighted average diluted common shares outstanding	215,682,346	12,204,601	202,513,880	11,472,291
Net loss per common share:
Basic	$(0.35)	$(5.29)	$(0.45)	$(18.92)
Diluted	$(0.35)	$(5.29)	$(0.45)	$(18.92)

The following potential common shares outstanding were excluded from the computation of diluted net loss per share because including them would have been anti-dilutive:

	September 30,
	2022	2021
Options to purchase common stock	32,655,185	26,178,842
Common stock subject to repurchase or forfeiture	2,043,262	2,563,110
Outstanding MSUs	14,499,972	—
Redeemable convertible preferred stock(1)	—	111,257,435
Exchangeable shares	20,834,164	32,310,553
Total common stock equivalents	70,032,583	172,309,940
____________
(1)Includes the warrants reclassified to equity as of September 30, 2022 and those issued in connection with the 2018 Loan and Security Agreement and related amendment as of December 31, 2021.
Note 10. Commitments and Contingencies
Surety Bonds
A portion of the Company’s leases are supported by surety bonds provided by affiliates of certain insurance companies. At September 30, 2022, the Company had commitments from five surety providers in the amount of $67.1 million, of which $33.6 million was outstanding. The availability, terms and conditions, and pricing of bonding capacity are dependent on, among other things, continued financial strength and stability of the insurance company affiliates providing the bonding capacity, general availability of such capacity, and the Company’s corporate credit rating.
Legal and Regulatory Matters
The Company has been and expects to continue to become involved in litigation or other legal proceedings from time to time, including the matter described below. Except as described below, the Company is not currently a party to any litigation or legal proceedings that, in the opinion of management, is likely to have a material adverse effect on the Company’s business. Regardless of outcome, litigation and other legal proceedings can have an adverse impact on the Company because of defense and settlement costs, diversion of management resources, possible restrictions on the business as a result of settlement or adverse outcomes, and other factors.
In February 2020, the Company was informed about an investigation underway by the New York City Department of Health and Mental Hygiene relating to possible Legionella bacteria contamination in the water supply at 20 Broad Street, New York, NY (the “Broad Street Property”). Due to the failure of the owner of the Broad Street Property (the “Broad Street Landlord”) to address the Legionella bacteria contamination and the associated health risks posed to Sonder’s guests, the Company withheld payment of rent to the Broad Street Landlord on grounds of, among other reasons, constructive eviction. On July 30, 2020, the Broad Street Landlord sued Sonder USA Inc., Sonder Canada Inc., and Sonder Holdings Inc. for breach of the lease, seeking no less than $3.9 million in damages. The Company filed counterclaims against the Broad Street Landlord and the property management company for breach of contract, seeking significant damages. The Broad Street Landlord filed a motion for summary judgment. The hearing and oral argument for the summary judgment motion occurred on December 21, 2021. No ruling was issued by the judge. The motion for summary judgment is now under submission. The Company intends to vigorously defend itself and management believes that the claims of the Broad Street Landlord are without merit.
The Company establishes an accrued liability for loss contingencies related to legal matters when a loss is both probable and reasonably estimable. These accruals represent management’s best estimate of probable losses. The Company recorded an estimated accrual of $3.2 million and $5.3 million in the condensed consolidated balance sheets as of September 30, 2022 and December 31, 2021, respectively. Management’s views and estimates related to these matters may change in the future, as new events and circumstances arise and the matters continue to develop. Until the final resolution of legal matters, there may be an exposure to losses in excess of the amounts accrued. With respect to outstanding legal matters, based on management’s current knowledge, the amount or range of reasonably possible loss will not, either individually or in the aggregate, have a material adverse effect on the Company’s business, results of operations, financial condition, or cash flows. Legal fees are expensed as incurred.

Indemnifications

The Company has entered into indemnification agreements with all of its directors. The indemnification agreements and its Amended and Restated Bylaws (the “Bylaws”) require the Company to indemnify these individuals to the fullest extent not prohibited by Delaware law. Subject to certain limitations, the indemnification agreements and Bylaws also require the Company to advance expenses incurred by its directors. No demands have been made for the Company to provide indemnification under the indemnification agreements or the Bylaws, and thus, there are no claims that management is aware of that could have a material adverse effect on the Company’s business, results of operations, financial condition, or cash flows.
In the ordinary course of business, the Company has included limited indemnification provisions under certain agreements with parties with whom it has commercial relations of varying scope and terms with respect to certain matters, including losses arising out of its breach of such agreements or out of intellectual property infringement claims made by third parties. It is not possible to determine the maximum potential loss under these indemnification provisions due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular provision. To date, no material costs have been incurred, either individually or collectively, in connection with the Company’s indemnification provisions.
Note 11. Income Taxes
Provision for income taxes for the three and nine months ended September 30, 2022 was $416.0 thousand and $564.0 thousand, respectively, and the effective tax rates were 0.6% and 0.6%, respectively. Provision for income taxes for the three and nine months ended September 30, 2021 was $133.0 thousand and $226.0 thousand, respectively, and the effective tax rates were 0.2% and 0.1%, respectively. The difference between Sonder’s effective tax rate and the U.S. statutory rate of 21.0% was primarily due to a full valuation allowance related to Sonder’s net deferred tax assets.
Note 12. Related Party Transactions
Francis Davidson Promissory Note
In November 2019, Legacy Sonder entered into the Promissory Note with its CEO, Francis Davidson. At December 31, 2021, the aggregate borrowings outstanding under the note, including interest of $1.1 million, was $25.2 million. The aggregate outstanding principal amount and interest under the Promissory Note was repaid in full by Mr. Davidson prior to the consummation of the Business Combination, and as such, no balances were outstanding at September 30, 2022. Refer to Note 8, Equity Incentive Plans and Stock-Based Compensation, for additional details related to the Promissory Note.
Convertible Notes
The Company’s investors and their affiliates held $43.3 million of the $165.0 million Convertible Notes discussed in Note 5, Debt. The Convertible Notes automatically converted into shares of Sonder common stock immediately prior to the consummation of the Business Combination. Refer to Note 5 for additional details related to the transaction.
Note 13. Business Combination

On January 18, 2022, the Company closed the previously announced Business Combination pursuant to the Agreement and Plan of Merger, dated April 29, 2021 (as amended by the Amendment No. 1 to the Agreement and Plan of Merger, dated as of October 27, 2021 (“Amendment No. 1”)) (collectively, the “Merger Agreement”), by and among GMII, Sunshine Merger Sub I, Inc., a Delaware corporation and a direct, wholly-owned subsidiary of Second Merger Sub, Sunshine Merger Sub II, LLC, a Delaware limited liability company and a direct, wholly-owned subsidiary of GMII, and Legacy Sonder.

Pursuant to the Merger Agreement: (i) First Merger Sub merged with and into Legacy Sonder, with Legacy Sonder continuing as the surviving corporation (the “First Merger”); and (ii) immediately following the First Merger and as part of the same overall transaction as the First Merger, Legacy Sonder merged with and into Second Merger Sub, with Second Merger Sub continuing as the surviving entity and, together with the other transactions contemplated by the Merger Agreement (the “Second Merger”). As a result of the First Merger, Second Merger Sub owned 100.0% of the outstanding capital stock of Legacy Sonder as the surviving corporation of the First Merger and each share of capital stock of Legacy Sonder was cancelled and converted into the right to receive the merger consideration in accordance with the terms of the Merger Agreement. As a result of the Second Merger, GMII (which was renamed Sonder Holdings Inc.) now owns 100.0% of the outstanding interests in the surviving entity of the Second Merger (the “Surviving Entity”).

The aggregate merger consideration (excluding any Earn Out shares) paid to securityholders of Legacy Sonder immediately prior to the effective time of the First Merger (the “Legacy Sonder Securityholders”) in connection with the Business Combination was approximately 190,160,300 shares of GMII’s common stock (the “Common Stock”, which term (a) with reference to GMII prior to the Business Combination and the effectiveness of the Amended and Restated Certificate of Incorporation (the “Amended and Restated Certificate of Incorporation”), means the Class A Stock and the Class F Stock, and (b) with reference to Sonder from and after the effectiveness of the Amended and Restated Certificate of Incorporation and the conversion of the Class F Stock in accordance with the Amended and Restated Certificate of Incorporation, means the common stock, par value $0.0001 per share, of Sonder). Certain of these shares of Common Stock were reserved for issuance upon: (i) the exercise of Rollover Options (as defined below) and (ii) the exchange of the Post-Combination Exchangeable Common Stock (as defined below) corresponding to shares of Post-Combination Company Special Voting Common Stock (as defined below) issued in the Business Combination.

Pursuant to the Merger Agreement:
•holders of existing shares of Common Stock of Legacy Sonder, par value $0.000001 per share (the “Legacy Sonder Common Stock”) (following the conversion of each issued and outstanding share of Legacy Sonder’s preferred stock and the convertible promissory notes issued by Legacy Sonder to certain purchasers pursuant to the Note Purchase Agreement, dated March 12, 2021, as amended, into shares of Legacy Sonder Common Stock prior to the effective time of the First Merger), received approximately 140,544,052 shares of the Company’s Common Stock, pursuant to the recapitalization exchange ratio of 1.4686 shares for each share of Legacy Sonder Common Stock held;
•holders of existing shares of Special Voting Series AA Common Stock, par value $0.000001 per share (“Legacy Sonder Special Voting Common Stock”), received approximately 32,296,539 shares of the newly created Post-Combination Special Voting Common Stock, par value $0.0001 per share (“Post-Combination Special Voting Common Stock”), pursuant to the recapitalization exchange ratio of 1.4686 shares for each share of Legacy Sonder Special Voting Common Stock held;
•holders of Series AA Common Exchangeable Preferred Shares (“Legacy Sonder Canada Exchangeable Common Shares”) of Sonder Canada Inc., a corporation existing under the laws of the province of Québec (“Legacy Sonder Canada”) received Post-Combination Exchangeable Common Stock whose terms provide: (i) for a deferral of any mandatory exchange caused by the Business Combination for a period of at least 12 months from the closing date of the Business Combination, and (ii) that such Post-Combination Exchangeable Common Stock shall be exchangeable for Common Stock upon the completion of the Business Combination; and
•holders of options to purchase Legacy Sonder Common Stock (“Legacy Sonder Stock Options”) received options to acquire approximately 30,535,549 shares of Company’s Common Stock (“Rollover Options”), pursuant to the option exchange ratio of 1.5444 shares for each share of Legacy Sonder Stock Options held.

As a result of the above, the share figures as of December 31, 2021 and 2020 in the condensed consolidated statement of mezzanine equity and stockholders’ equity (deficit) and for the three and nine months ended September 30, 2022 have been adjusted for the application of the recapitalization exchange ratio of 1.4686 per share. In addition, all options were adjusted for the option exchange ratio of 1.5444 shares for each share of Legacy Sonder Stock Options held.

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

In addition to the consideration paid at the closing of the Business Combination, immediately prior to the closing of the Business Combination, holders of Legacy Sonder Common Stock, Legacy Sonder Canada Exchangeable Common Shares, and warrants of Legacy Sonder were entitled to receive their pro-rata share of up to an aggregate of 14,500,000 additional shares of Common Stock as consideration as a result of the Common Stock achieving certain benchmark share prices as contemplated by the Merger Agreement.

The Business Combination was accounted for as a reverse recapitalization. Under this method of accounting, GMII was treated as the acquired company for financial statement reporting purposes. The most significant change in the Company’s reported financial position and results is an increase in cash (as compared to the Company’s consolidated balance sheet at December 31, 2021) of approximately $401.9 million, net of the payoff of $24.7 million outstanding principal of certain promissory notes which were executed under the 2018 Loan and Security Agreement, as well as non-recurring transaction costs of $58.6 million. The $401.9 million includes $159.2 million of Delayed Draw Notes, net of issuance costs.

The Business Combination was treated as an acquisition of control of Legacy Sonder’s stock for tax purposes. As a result, the foreign capital loss carryforwards available to Legacy Sonder as of December 31, 2021 expired, and the Company is no longer eligible to utilize these foreign capital loss carryforwards in future periods.

Closing of Private Investment in Public Equity (“PIPE”) Investments

Pursuant to subscription agreements entered into in connection with the Merger Agreement (the “Existing Subscription Agreements”), certain investors agreed to subscribe for an aggregate of 20,000,000 newly issued shares of Class A Stock (which became common stock upon the effectiveness of the Amended and Restated Certificate of Incorporation) for a purchase price of $10.00 per share, or an aggregate value of approximately $200 million (the “Existing PIPE Investment”). In addition, pursuant to subscription agreements entered into in connection with Amendment No.1, certain investors agreed to subscribe for an additional 11,507,074 newly issued shares of Class A Stock (which became common stock upon the effectiveness of the Amended and Restated Certificate of Incorporation) for a purchase price of $8.89 per share, or an aggregate value of approximately $102.3 million (the “New PIPE Investment”). In addition, concurrently with the execution of Amendment No. 1, GMII entered into a subscription agreement with the Sponsor whereby the Sponsor separately agreed to purchase an additional 709,711 shares of Class A Stock (which became common stock upon the effectiveness of the Amended and Restated Certificate of Incorporation) in a private placement for $10.00, or an aggregate value of approximately $7.1 million (the “Additional Sponsor PIPE Commitment” and, together with the Existing PIPE Investment and the New PIPE Investment, the “PIPE Investment”). At the closing of the Business Combination, the Company consummated the PIPE Investment.

The following table reconciles the elements of the Business Combination to the condensed consolidated statement of cash flows and the consolidated statement of stockholders’ equity (deficit) for the nine months ended September 30, 2022 (in thousands):

Cash - PIPE Financing	$309,398
Cash - GMII trust and cash, net of redemptions	16,530
Less: transaction costs and advisory fees	(58,555)
Net proceeds from Business Combination and PIPE	$267,373

Proceeds from Delayed Draw Notes, net of issuance costs	159,225
Repayment of debt	(24,680)
Net proceeds from Business Combination, PIPE, and Delayed Draw Notes	$401,918

Note 14. Restructuring Activities
On June 9, 2022, the Company announced its Cash Flow Positive Plan, including a restructuring of its operations which resulted in an approximate 21.0% reduction of existing corporate roles and 7.0% reduction of existing frontline roles. In the three and nine months ended September 30, 2022, total restructuring and other charges were zero and $4.0 million, respectively, and are included in restructuring and other charges in the condensed consolidated statement of operations and comprehensive loss.

Note 15. Subsequent Events

On October 18, 2022, the Company launched an option repricing program whereby eligible employees may elect to reprice certain outstanding stock options, whether vested or unvested (collectively the “Eligible Options”), with modified vesting terms. Options repriced under the option repricing program will have a new exercise price based on the closing price of the Company’s common stock on the Nasdaq Global Select Market on the expiration date of the offer to reprice, which is expected to be November 15, 2022. On October 18, 2022, the Company filed a tender offer statement on Schedule TO, and subsequently, amendments to the Schedule TO, in connection with the commencement of the option repricing program.

On November 4, 2022, the Company extended the date on which the Post-Combination Exchangeable Shares of Sonder Canada Inc. are subject to mandatory exchange into shares of the Company’s common stock for an additional five years to January 18, 2028, which may be extended further by Sonder Canada Inc. upon prior notice to the holders of the exchangeable shares.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the financial condition and results of operations of Sonder Holdings Inc. (“Sonder,” “we,” “us” or “our”) should be read together with Sonder’s condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2021. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties. Sonder’s actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under the section entitled “Risk Factors” herein or in other parts of this Quarterly Report on Form 10-Q. Sonder’s historical results are not necessarily indicative of the results that may be expected for any period in the future. Except as otherwise noted, all references to 2021 refer to the year ended December 31, 2021.
On January 18, 2022, Sonder consummated the previously announced business combination by and among Gores Metropoulos II, Inc. (“GMII”), Sunshine Merger Sub I, Inc. (“First Merger Sub”), a direct, wholly-owned subsidiary of Second Merger Sub (as defined below), Sunshine Merger Sub II, LLC, a direct, wholly-owned subsidiary of GMII (“Second Merger Sub”), and Sonder Operating Inc., a Delaware corporation formerly known as Sonder Holdings Inc. (“Legacy Sonder”) (the “Business Combination”). As such, certain terms used in this discussion and analysis of the financial condition and results of operations of Sonder have the same meaning as set forth in GMII’s proxy statement/prospectus/consent solicitation statement dated December 22, 2021 and filed by GMII with the United States Securities and Exchange Commission (“SEC”) on December 23, 2021.
Overview

Sonder’s mission is to revolutionize hospitality through design and technology to make a world of better stays available to all. With our innovative end-to-end model, we aim to provide better choice, comfort, reliability, and value across a wide variety of use cases — from one night to extended stays — for our diverse mix of traveler types. Officially launched in 2014 and headquartered in San Francisco, California, Sonder’s unique product portfolio of approximately 18,900 live and contracted units — from rooms to suites to apartments — spans 43 cities in 10 countries as of September 30, 2022. Live Units represent the total number of units available for guest bookings on Sonder.com, the Sonder app, and other channels at a given point in time. Contracted Units are units for which we have signed real estate contracts, but are not yet available for guests to book.

We work directly with real estate developers and property owners to lease, manage, and operate spaces, providing guests with exceptionally designed accommodations. We operate and manage over 250 live properties using proprietary technology, delivering services to guests via the Sonder app which features self-service and 24/7 on-the-ground support.
Management Discussion Regarding Opportunities, Challenges and Risks
Supply Growth
A key driver of our revenue growth is our ability to take our previously signed properties live and to continue signing properties with favorable terms. Contracted properties become available for guests to book on their Live Date, which is when the property starts to generate Bookable Nights, which is the total number of nights available for stays across all Live Units.
Although we proactively slowed our growth at the onset of the COVID-19 pandemic, we resumed growth efforts in the fourth quarter of 2020, and our focus during the fourth quarter of 2020 and first quarter of 2021 was on signing new properties and rebuilding our pipeline. In the second quarter of 2021 through the second quarter of 2022, we continued to build our pipeline of signed leases and targeted properties across various real estate asset classes (hotels, apartments, and office to apartment conversions). However, as part of our Cash Flow Positive Plan announced in June 2022, we slowed our planned pace of new unit signings to refocus on growth primarily through our already contracted portfolio. In addition, we exited certain Contracted Units that did not align with our Cash Flow Positive Plan and excluded certain Contracted Units with substantial contingencies from the Total Portfolio. As a result, as of September 30, 2022, we had a Total Portfolio of approximately 18,900 Live and Contracted Units.

Ability to Attract and Retain Guests
Another key driver of our revenue growth is our ability to attract demand from repeat guests and to attract new guests through various channels. We source demand from a variety of channels, including online travel agencies (“OTAs”) such as Airbnb, Booking.com, and Expedia, as well as directly through Sonder.com and the Sonder app. Bookings made through OTAs incur channel transaction fees, where we pay a certain percentage of the revenue booked on the OTA in order to compensate the OTA for its listing services. In general, direct bookings are more advantageous to us as they do not incur channel transaction fees.
Direct Bookings
Direct bookings as a percentage of booked revenue (“Direct Bookings”) have fluctuated in recent years due to the COVID-19 pandemic. While OTAs were historically our primary source of demand, we saw an increase in Direct Bookings commencing in early 2020, as we pursued performance marketing and offered extended stay discounts on Sonder.com during the early phases of the pandemic. For the three months ended September 30, 2022, direct bookings as a percentage of booked revenue were 42.0%.
As the broader hospitality industry continues to recover from the COVID-19 pandemic, we expect our Direct Bookings to remain at current levels or decrease moderately over time.
Technology
We have invested, and will continue to invest, significant resources in our technology architecture and infrastructure. These improvements have allowed us to deploy the latest tools and technologies to build proprietary external and internal facing technology. Our technology is essential to our user experience, as our home-grown technology powers the entire guest journey, from booking through check-out. In addition to our guest-facing technology, proprietary technology powers our business processes and operations, from supply growth to building openings and day-to-day operations.
The Business Combination and Public Company Costs
On April 29, 2021, Legacy Sonder entered into the Merger Agreement with GMII, First Merger Sub and Second Merger Sub pursuant to which, among other things, on January 18, 2022, Legacy Sonder merged with and into Second Merger Sub, with Second Merger Sub continuing as the Surviving Entity. Legacy Sonder has been deemed the accounting predecessor and GMII is the successor SEC registrant. As such, Legacy Sonder’s financial statements for previous periods will be disclosed in Sonder’s periodic reports filed with the SEC subsequent to January 18, 2022.
The Business Combination was accounted for as a reverse recapitalization. Under this method of accounting, GMII was treated as the acquired company for financial statement reporting purposes. The most significant change in our reported financial position and results is an increase in cash (as compared to our consolidated balance sheet at December 31, 2021) of approximately $401.9 million, net of the payoff of $24.7 million outstanding principal of promissory notes which were executed under Legacy Sonder’s 2018 loan and security agreement, as well as non-recurring transaction costs of $58.6 million. The $401.9 million includes $159.2 million of Delayed Draw Notes, net of issuance costs.
Upon the closing of the Business Combination, our Common Stock began trading on on the Nasdaq Global Select Market under the ticker symbol “SOND.” As a publicly traded company, Legacy Sonder’s management team and business operations comprise our management and operations. Sonder will need to continue to hire additional personnel and implement procedures and processes to address public company regulatory requirements and customary practices. We expect to incur additional annual expenses as a public company for, among other things, directors’ and officers’ liability insurance, director fees, and additional internal and external accounting, legal, administrative resources, including increased audit and legal fees.

Sonder’s Business Model
We offer a selection of hotel and apartment style units in cities around the world that guests can book on a nightly, weekly or monthly basis. We leverage our proprietary technology to select, design and manage our global portfolio of properties. We secure our portfolio of properties by entering into agreements with real estate owners under multi-year contracts that allow us to operate the properties on a nightly basis. The agreements can take the form of a Fixed Lease, Mixed Lease, or Revenue Share agreement.
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
Our leases commonly include upfront rent abatement to help offset the costs and revenue ramp-up period associated with onboarding units. In addition, in the vast majority of leases, we have been successful in negotiating upfront allowances paid for by the landlord to help us offset the capital invested to prepare and furnish the building and the individual units. Pursuant to our Cash Flow Positive Plan, we are currently aiming to only sign units that are 100.0% “capital light.”.
We generate revenue on a nightly basis when guests book and stay at Sonder properties, which they can do either directly through Sonder.com or the Sonder app, or through one of several OTA partners with whom we list our properties.
Restructuring
On June 9, 2022, we announced our Cash Flow Positive Plan to reach positive quarterly free cash flow (“FCF”) within 2023. As part of the Cash Flow Positive plan, we completed a restructuring of our operations resulting in an approximate 21.0% reduction of then-existing corporate roles and a 7.0% reduction of then-existing frontline roles. As part of this restructuring, we incurred $4.0 million in one-time restructuring costs in the nine months ended September 30, 2022, of which approximately $2.4 million was paid out in the second quarter of 2022, $1.1 million was paid out in the third quarter of 2022, and the remainder is expected to be paid out by early 2023.

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

Key Business Metrics
The following table provides the key metrics for the periods indicated (rounded):

	Three months ended September 30,		Change		Nine months ended September 30,		Change
	2022	2021	No.	%	2022	2021	No.	%
Live Units (End of Period)	9,000	6,300	2,700	42.9%	9,000	6,300	2,700	42.9%
Bookable Nights	786,000	536,000	250,000	46.6%	2,200,000	1,420,000	780,000	54.9%
Occupied Nights	661,000	366,000	295,000	80.6%	1,762,000	960,000	802,000	83.5%
Total Portfolio	18,900	16,200	2,700	16.7%	18,900	16,200	2,700	16.7%
RevPAR	$158	$126	$32	25.4%	$148	$103	$45	43.7%
ADR	$189	$184	$5	2.7%	$185	$152	$33	21.7%
Occupancy Rate	84.0%	68.0%	16.0%	n.m.	80.0%	68.0%	12.0%	n.m.
Live Units
Live Units represent the total number of units available for guest bookings on Sonder.com, the Sonder app and other channels at a given point in time. Live Units generate Bookable Nights which can ultimately generate revenue. Live Units are a key driver of revenue, and a key measure of the scale of our business, which in turn drives our financial performance. As of September 30, 2022, we had approximately 9,000 Live Units, compared to approximately 6,300 Live Units as of September 30, 2021. This 42.9% increase in Live Units as of September 30, 2022 compared to September 30, 2021 was driven by our continued focus on converting Contacted Units into Live Units. As of September 30, 2022, our five largest cities (New York City, Dubai, Philadelphia, New Orleans and London) accounted for approximately 39.5% of our Live Units, and our 10 largest cities accounted for approximately 60.3% of our Live Units.
Bookable Nights / Occupied Nights
Bookable Nights represent the total number of nights available for stays across all Live Units. Occupied Nights represent the total number of nights occupied across all Live Units. Occupancy Rate is calculated as Occupied Nights divided by Bookable Nights. Bookable Nights, Occupied Nights, and Occupancy Rate are key drivers of revenue, and key measures of the scale of our business, which in turn drives financial performance.

In the first quarter of 2022, we implemented a new pricing strategy targeting higher occupancy in order to take advantage of demand elasticity, and continued to pursue this strategy in the second and third quarters of 2022. We are marketing bookings further in advance, continuously improving our pricing strategy, and developing additional sales and marketing capabilities and our corporate travel offering to bolster demand. However, we are continually evaluating the balance between demand and rate, and therefore we view occupancy as more of an output of RevPAR optimization efforts rather than a standalone strategy.

For the three months ended September 30, 2022, we had 786,000 Bookable Nights, compared to 536,000 Bookable Nights during the three months ended September 30, 2021, or a 46.6% increase. This increase was driven by our focus on converting Contracted Units into Live Units.

For the three months ended September 30, 2022, we had 661,000 Occupied Nights, compared to 366,000 Occupied Nights during the three months ended September 30, 2021, or an 80.6% increase. This increase was driven by our focus on converting Contracted Units into Live Units, and strategy shift targeting higher occupancy.

For the nine months ended September 30, 2022, we had 2,200,000 Bookable Nights, compared to 1,420,000 Bookable Nights during the nine months ended September 30, 2021, or a 54.9% increase. This increase was driven by our focus on converting Contracted Units into Live Units.

For the nine months ended September 30, 2022, we had 1,762,000 Occupied Nights, compared to 960,000 Occupied Nights during the nine months ended September 30, 2021, or an 83.5% increase. This increase was driven by our focus on converting Contracted Units into Live Units, and strategy shift targeting higher occupancy.

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
Several factors may explain period-to-period RevPAR variances, including:
•Units that became live in recent months and have not yet reached mature economics. Typically, new units take several months to achieve mature ADR and OR as buildings stabilize and drive organic bookings. If a period has a significant increase in Live Units, this may reduce the portfolio’s RevPAR.
•Market mix represents the composition of our portfolio based on geographic presence. Certain markets such as New York or London typically earn higher RevPARs, while certain other markets such as Houston or Phoenix typically earn lower RevPARs. Therefore, if the market mix shifts toward lower RevPAR markets, it may adversely impact the portfolio’s RevPAR.
•Product mix represents the composition of our portfolio between apartment and hotel style units. In general, apartments are typically higher RevPAR bookings because they typically offer more amenities (e.g., kitchen, in-unit washer/dryer) and have higher square footage compared to hotel units. Therefore, if the product mix shifts towards hotel units, it may adversely impact the portfolio’s RevPAR.
•Seasonality drives typical period-to-period variances in a particular property’s RevPAR depending upon seasonal factors (e.g., weather patterns, local attractions and events, holidays) as well as property location and type. Based on results prior to the COVID-19 pandemic, RevPAR tends to be lower on a constant portfolio basis in the first quarter and fourth quarters of each year due to seasonal factors such as weather and holidays and the market mix and product mix of our portfolio at the time. However, the effect of seasonality will vary as our market mix and product mix continues to evolve.
For the three months ended September 30, 2022, we achieved a RevPAR of $158 compared to a RevPAR of $126 for the three months ended September 30, 2021, representing a 25.4% increase driven by a 1,600 basis points Occupancy Rate increase from 68.0% to 84.0% due to our strategy shift targeting higher occupancy and a 2.7% ADR increase from $184 to $189 due to continued travel recovery.

For the nine months ended September 30, 2022, we achieved a RevPAR of $148 compared to a RevPAR of $103 for the nine months ended September 30, 2021, representing a 43.7% increase primarily driven by a 1,200 basis points Occupancy Rate increase from 68.0% to 80.0% due to our strategy shift targeting higher occupancy and a 21.7% ADR increase from $152 to $185 due to continued travel recovery.

Non-GAAP Financial Measures

To supplement the condensed consolidated financial statements, which are prepared and presented in accordance with GAAP, we use the following non-GAAP financial measures: Free Cash Flow (“FCF”), Cash Contribution, and Cash Contribution Margin (“CCM”) (collectively, the “non-GAAP financial measures”).

The following table presents the calculation of FCF for the periods indicated (in thousands):

	Nine months ended September 30,
	2022	2021
Cash used in operating activities	$(124,092)	$(135,943)
Cash used in investing activities	(26,089)	(11,852)
FCF, including restructuring costs	(150,181)	(147,795)
Cash paid for restructuring costs	3,477	—
FCF, excluding restructuring costs	$(146,704)	$(147,795)

FCF

FCF represents cash used in operating activities less cash used in investing activities, excluding the impact of restructuring charges in connection with our Cash Flow Positive Plan. The most directly comparable GAAP financial measure is cash used in operating activities. Our near-term focus is to reach positive FCF, as detailed in our Cash Flow Positive Plan ("CFPP"). Our CFPP seeks to reach positive quarterly free cash flow within 2023 without additional fundraising and while preserving a robust cash cushion. The CFPP includes 4 key levers: reducing cash costs, reducing planned pace of signing new units (growing primarily by opening previously Contracted Units), only targeting 100.0% "capital light" deals for any incremental unit signings, and focusing on rapid payback RevPAR initiatives.

We believe FCF is meaningful to investors as a useful measure of performance and the strength of the business as it is the primary liquidity metric that we focus on internally to evaluate our progress towards the objectives outlined in our Cash Flow Positive Plan. Given our current cash balance and our goal to achieve positive cash flow, we believe that achieving the goals around this metric will put us on a path to financial sustainability and will help fund our future growth.

Our FCF may differ from similarly titled measures used by other companies due to different methods of calculation. Presentation of these metrics is not intended to be considered in isolation or as a substitute for, or superior to, the financial information prepared and presented in accordance with GAAP. In addition, this measure may not provide a complete understanding of our operating results as a whole. As such, these measures should be reviewed in conjunction with our GAAP financial results.

For the nine months ended September 30, 2022, we had a negative FCF, excluding restructuring costs, of $146.7 million, as compared to a negative FCF of $147.8 million for the nine months ended September 30, 2021, representing a 0.7% improvement period-over-period. This change was primarily driven by a decrease in cash used in operating activities, excluding the impact of restructuring costs, of $15.3 million, offset by an increase in cash used in investing activities of $14.2 million. Refer to the section entitled “Liquidity and Capital Resources – Cash Flows” below for further discussion surrounding the changes in our cash flow figures period-over-period.

Cash Contribution and CCM

The following table presents the calculation of Cash Contribution and CCM for the periods indicated (in thousands):

	Nine months ended September 30,
	2022	2021
Non-property level sales and marketing
Sales and marketing	$35,247	$14,123
Less: Property level sales and marketing	(26,915)	(9,282)
Non-property level sales and marketing	$8,332	$4,841

Non-property level operations and support:
Operations and support	$157,856	$96,904
Less: Property level operations and support	(73,885)	(38,024)
Non-property level operations and support	$83,971	$58,880

Non-property level operating expenses
General and administrative	$101,274	$78,458
Plus: Research and development	22,649	12,828
Plus: Non-property level sales and marketing	8,332	4,841
Plus: Non-property level operations and support	83,971	58,880
Less: Stock-based compensation	(18,139)	(20,174)
Less: Depreciation and amortization	(17,801)	(12,689)
Non-property level operating expenses	$180,286	$122,144

Cash Contribution
Cash used in operating activities	$(124,092)	$(135,943)
Plus: Cash paid for restructuring costs	3,477	—
Plus: Non-property level operating expenses	180,286	122,144
Cash contribution (numerator)	$59,671	$(13,799)
Revenue (denominator)	$326,314	$146,281
CCM	18.3%	(9.4)%
Cash contribution is defined as operating cash flow before non-property level costs and the impact of restructuring charges, if any. CCM is defined as cash contribution as a percentage of revenue. The most directly comparable GAAP financial measure is cash used in operating activities. CCM is a unit economics measure for our property-level financial performance. We use CCM to assess the cash performance of our live units portfolio, taking into account the benefit of upfront rent abatement, which is typical in the deals we sign. We believe CCM is meaningful to investors as it functions as a useful measure of property-level unit economics.
Our CCM may differ from similarly titled measures used by other companies due to different methods of calculation. Presentation of this measure is not intended to be considered in isolation or as a substitute for, or superior to, the financial information prepared and presented in accordance with GAAP. In addition, this measure may not provide a complete understanding of our operating results as a whole. As such, this measure should be reviewed in conjunction with our GAAP financial results.
For the nine months ended September 30, 2022, CCM improved by 2,772 basis points as compared to the nine months ended September 30, 2021, driven by an increase in Cash Contribution of $73.5 million and an increase in revenue of $180.0 million. Refer to the section entitled “Liquidity and Capital Resources – Cash Flow Information” below for further discussion surrounding the changes in our cash flow figures period-over-period.

Impact of COVID-19 and Macroeconomic Factors on the Business

Our financial results for all of 2020, 2021 and the first half of 2022 were materially adversely affected by the COVID-19 pandemic, and the pandemic may continue to materially adversely impact business operations, results of operations and liquidity in the near term and possibly longer if additional serious variants or resurgences of the virus occur. While quarterly RevPAR has been generally improving since May 2020, and we continue to evaluate the nature and extent of the impact of the pandemic on our business, the extent and duration of the current travel recovery remain uncertain and will be largely dependent on the effectiveness of COVID-19 prevention and treatment measures, infection rates, and governmental responses in the cities and countries in which we operate, as well as the other factors that affect travel demand. Additionally, the uncertainty surrounding macroeconomic factors in the U.S. and globally, characterized by inflationary pressures, rising interest rates, significant volatility of global markets and geopolitical conflicts, could have a material adverse effect on our business and could lead to further economic disruption and expose us to greater risk of a potential deceleration or reversal of the current travel market recovery trends.
Components of Results of Operations
Revenue

The Company primarily generates revenues by providing short-term or month-to-month accommodations to its guests. Direct revenue is generated from stays booked through Sonder.com or the Sonder app or directly with our sales personnel, while indirect revenue is generated from stays booked through third-party corporate and online travel agencies.

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

Operations and Support

Operations and support costs are related to guest-facing functions and variable expenses associated with guest units that are not payments to acquire usage of the room, such as customer service agents and hospitality agents, depreciation of property and equipment, and costs to operate rental spaces including utilities, opening new spaces, lease termination fees, and purchases of low value items for units such as small kitchen appliances. We expect operations and support costs to increase on an absolute dollar basis for the foreseeable future to the extent that we continue to grow our Live Units.

General and Administrative

General and administrative costs primarily consist of personnel-related expenses for back-office administrative functions, such as legal, finance and accounting, public policy, and human resources. It also includes certain professional services fees, corporate offices, technology expenses, bad debt expense, general corporate and director and officer insurance, and other corporate-level expenses we incur to manage and support our operations. We expect to continue to incur certain general and administrative costs as a result of operating as a public company, including expenses to comply with the rules and regulations of the SEC and Nasdaq, as well as higher expenses for corporate insurance, director and officer insurance, investor relations, and professional services. Overall, we expect our general and administrative costs will vary from period to period as a percentage of revenue for the foreseeable future.

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

Restructuring and Other Charges

Restructuring and other charges consists primarily of employee termination benefits of approximately $4.0 million for the nine months ended September 30, 2022 as part of our Cash Flow Positive plan announced in the second quarter of 2022.

Interest Expense, Net and Other Expense (Income), Net

Interest expense, net and other expense (income), net consists primarily of the change in fair value of the Earn Out, SPAC Warrants, or other instruments carried at fair value, realized and unrealized gains and losses on foreign currency transactions and balances, and interest expense related to the term loans and convertible debt.

Provision for Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the statement of operations and comprehensive loss as of the enactment date. A valuation allowance is recorded for deferred tax assets if it is more likely than not that some portion or all of the deferred tax assets will not be realized. As of September 30, 2022 and 2021, we have recorded a full valuation allowance against our deferred tax assets due to our history of losses.

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

We recognize the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured as the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. We recognize interest and penalties, if any, related to income tax matters as a component of income tax expense.

Results of Operations

Three months ended September 30, 2022 compared to three months ended September 30, 2021

The following table sets forth our results of operations for the periods indicated and as a percentage of revenue (in thousands, except percentages):

	Three months ended September 30,
	2022		2021
Revenue	$124,526	100.0%	$67,454	100.0%
Cost of revenue (excluding depreciation and amortization)	76,884	61.7%	52,402	77.7%
Operations and support	55,586	44.6%	36,592	54.2%
General and administrative	33,016	26.5%	21,694	32.2%
Research and development	6,936	5.6%	5,443	8.1%
Sales and marketing	13,372	10.7%	6,724	10.0%
Restructuring and other charges	—	—%	—	—%
Total costs and operating expenses	$185,794	149.2%	$122,855	182.1%
Loss from operations	$(61,268)	(49.2)%	$(55,401)	(82.1)%
Interest expense, net and other expense (income), net	12,815	10.3%	9,050	13.4%
Loss before income taxes	(74,083)	(59.5)%	(64,451)	(95.5)%
Provision for income taxes	416	0.3%	133	0.2%
Net loss	$(74,499)	(59.2)%	$(64,584)	(95.7)%
Other comprehensive loss:
Change in foreign currency translation adjustment	$4,833	3.9%	$(1,120)	(1.7)%
Comprehensive loss	$(69,666)	(55.9)%	$(65,704)	(97.4)%
Revenue

The following table sets forth our revenue for the periods indicated (in thousands, except percentages):

	Three months ended September 30,		Change
	2022	2021	$	%
Revenue	$124,526	$67,454	$57,072	84.6%
Revenue increased, primarily due to a 25.4% increase in RevPAR, driven by continued travel market recovery, and our strategy of targeting higher occupancy, along with a 42.9% increase in Live Units contributing to a 80.6% increase in Occupied Nights.

Costs and Operating Expenses

The following table sets forth our total costs and operating expenses for the periods indicated (in thousands, except percentages):

	Three months ended September 30,		Change
	2022	2021	$	%
Cost of revenue (excluding depreciation and amortization)	$76,884	$52,402	$24,482	46.7%
Operations and support	55,586	36,592	18,994	51.9%
General and administrative	33,016	21,694	11,322	52.2%
Research and development	6,936	5,443	1,493	27.4%
Sales and marketing	13,372	6,724	6,648	98.9%
Total costs and operating expenses	$185,794	$122,855	$62,939	51.2%
Cost of revenue (excluding depreciation and amortization). Cost of revenue increased, primarily due to: (i) a $20.3 million increase in rent expense related to operating, short-term, and variable leases as a result of an increase in Live Units; (ii) a $5.1 million increase in cleaning expenses as a result of an increase in the number of Occupied Nights; and (iii) a $1.8 million increase in credit card fees due to an increase in bookings.

Operations and support. The increase in operations and support was primarily due to: (i) a $6.9 million increase in unit-related expenses as a result of an increase in Live Units; (ii) a $4.7 million increase in employee compensation expense, inclusive of stock compensation expense, due to increase in average headcount; (iii) a $2.4 million increase in onboarding costs as a result of an increase in Live Units; (iv) a $2.2 million increase in facilities costs, largely related to moving, storage, and warehousing activity; and (v) a $2.1 million increase in customer service costs driven by an increase in Occupied Nights.

General and administrative. General and administrative increased, primarily due to: (i) a $3.6 million increase in sales tax in connection with an increase in bookings; (ii) a $2.8 million increase in routine legal and professional fees; (iii) a $3.1 million increase in employee compensation cost, inclusive of stock compensation expense, due to increase in average headcount; and (iv) a $1.3 million increase in insurance expense due to additional costs incurred in connection with becoming a public company.

Research and development. Research and development increased, primarily due to a $1.1 million increase in employee compensation expense, inclusive of stock compensation expense, driven by an increase in average headcount, and a $0.5 million increase in computer software expense related to the growth of the business, offset by a $0.2 million decrease in consultant spend, consistent with the increase in average headcount.

Sales and marketing. The increase in sales and marketing was primarily due to: (i) a $5.9 million increase in channel transaction fees resulting from an increase in revenue booked through third-party OTAs, consistent with total revenue growth; and (ii) a $0.8 million increase in compensation expense, which was driven by an increase in average headcount.

Interest Expense, Net and Other Expense (Income), Net

The following table sets forth our total interest expense, net and other expense (income), net for the periods indicated (in thousands, except percentages):

	Three months ended September 30,		Change
	2022	2021	$	%
Interest expense, net	$4,112	$13,279	$(9,167)	(69.0)%
Change in fair value of SPAC Warrants	1,305	—	1,305	100.0%
Change in fair value of Earn Out liability	2,223	—	2,223	100.0%
Other expense (income), net	5,175	(4,229)	9,404	(222.4)%
Total interest expense, net and other expense (income), net	$12,815	$9,050	$3,765	41.6%
Interest expense, net. Interest expense, net decreased due to the conversion of our convertible promissory notes (the “Convertible Notes”) to equity.

Change in fair value of SPAC Warrants and change in fair value of Earn Out Liability. The change in the fair value of the SPAC Warrants and the change in the fair value of the Earn Out Liability increased as a result of initial recognition of, and subsequent fair value adjustments to, the SPAC Warrants and the Earn Out Liability. Changes in the fair value of these line items result from changes in our stock price period-over-period.

Other expense (income), net. Other expense, net increased, primarily due to fluctuations in foreign currency which impacted the remeasurement of foreign balances to reporting currency.

Provision for income taxes

The following table sets forth the provision for income taxes for the periods indicated (in thousands, except percentages):

	Three months ended September 30,		Change
	2022	2021	$	%
Provision for income taxes	$416	$133	$283	212.8%
The provision for income taxes increased, primarily as a result of taxes related to operations in foreign jurisdictions.

Nine months ended September 30, 2022 compared to nine months ended September 30, 2021

The following table sets forth our results of operations for the periods indicated and as a percentage of revenue (in thousands, except percentages):

	Nine months ended September 30,
	2022		2021
Revenue	$326,314	100.0%	$146,281	100.0%
Cost of revenue (excluding depreciation and amortization)	229,967	70.5%	135,352	92.5%
Operations and support	157,856	48.4%	96,904	66.2%
General and administrative	101,274	31.0%	78,458	53.6%
Research and development	22,649	6.9%	12,828	8.8%
Sales and marketing	35,247	10.8%	14,123	9.7%
Restructuring and other charges	4,033	1.2%	—	—%
Total costs and operating expenses	$551,026	168.9%	$337,665	230.8%
Loss from operations	$(224,712)	(68.9)%	$(191,384)	(130.8)%
Interest expense, net and other expense (income), net	(129,394)	(39.7)%	25,464	17.4%
Loss before income taxes	(95,318)	(29.2)%	(216,848)	(148.2)%
Provision for income taxes	564	0.2%	226	0.2%
Net loss	$(95,882)	(29.4)%	$(217,074)	(148.4)%
Other comprehensive loss :
Change in foreign currency translation adjustment	11,916	3.7%	1,714	1.2%
Comprehensive loss	$(83,966)	(25.7)%	$(215,360)	(147.2)%
Revenue

The following table sets forth our revenue for the periods indicated (in thousands, except percentages):

	Nine months ended September 30,		Change
	2022	2021	$	%
Revenue	$326,314	$146,281	$180,033	123.1%
Revenue increased, primarily due to a 43.7% increase in RevPAR, driven by continued travel market recovery and our strategy targeting higher occupancy, along with 42.9% Live Unit growth contributing to an 83.5% increase in Occupied Nights.

Costs and Operating Expenses

The following table sets forth our total costs and operating expenses for the periods shown (in thousands, except percentages):

	Nine months ended September 30,		Change
	2022	2021	$	%
Cost of revenue (excluding depreciation and amortization)	$229,967	$135,352	$94,615	69.9%
Operations and support	157,856	96,904	60,952	62.9%
General and administrative	101,274	78,458	22,816	29.1%
Research and development	22,649	12,828	9,821	76.6%
Sales and marketing	35,247	14,123	21,124	149.6%
Restructuring and other charges	4,033	—	4,033	100.0%
Total costs and operating expenses	$551,026	$337,665	$213,361	63.2%
Cost of Revenue (excluding depreciation and amortization). Cost of revenue increased, primarily due to: (i) a $70.7 million increase in rent expense related to leases as a result of a 2,700 unit increase in Live Units; (ii) a $14.9 million increase in cleaning expenses as a result of an increase in the number of Occupied Nights; and (iii) a $6.2 million increase in payment processing fees due to an increase in bookings, driven by continued travel recovery and our Live Unit growth.

Operations and support. Operations and support increased, primarily due to: (i) a $21.3 million increase in unit-related expenses due to an increase in Live Units, along with an increase in Occupied Nights; (ii) a $20.3 million increase in employee compensation expense, inclusive of stock compensation expense, due to an increase in average headcount; (iii) a $7.2 million increase in onboarding costs as a result of an increase in Live Units; and (iv) a $5.4 million increase in customer service costs, driven by an increase in Occupied Nights.

General and administrative. The increase in general and administrative was primarily due to: (i) a $6.9 million increase in tax expense related to transaction (sales and value-added tax) taxes, largely driven by an increase in bookings due to continued travel recovery during the period and our Live Unit growth; (ii) a $5.4 million increase in legal and professional fees due to ongoing routine legal and professional costs; (iii) a $4.6 million increase in employee compensation expense, inclusive of stock compensation expense, due to an increase in average headcount; and (iv) a $3.8 million increase in insurance expense due to additional costs incurred in connection with becoming a public company.

Research and development. Research and development increased, primarily due to: (i) a $6.5 million increase in employee compensation expense, inclusive of stock compensation expense, driven by an increase in average headcount; (ii) a $1.5 million increase in computer software expense related to the growth of our business; and (iii) a $1.1 million increase in professional fees related to the growth of our business and in connection with becoming a public company.

Sales and marketing. Sales and marketing increased, primarily due to: (i) a $17.6 million increase in channel transaction fees resulting from an increase in revenue booked through third-party OTAs, consistent with total revenue growth; and (ii) a $3.1 million increase in compensation expense driven by an increase in average headcount.

Restructuring and other charges. The increase in restructuring and other charges is due to the restructuring plan announced on June 9, 2022.

Interest Expense, Net and Other Expense (Income), Net

The following table sets forth our total interest expense, net and other expense (income), net for the periods indicated (in thousands, except percentages):

	Nine months ended September 30,		Change
	2022	2021	$	%
Interest expense, net	$16,696	$29,628	$(12,932)	(43.6)%
Change in fair value of SPAC Warrants	(36,329)	—	(36,329)	(100.0)%
Change in fair value of Earn Out liability	(94,299)	—	(94,299)	(100.0)%
Change in fair value of share-settled redemption feature and gain on conversion of convertible notes	(29,512)	—	(29,512)	(100.0)%
Other expense (income), net	14,050	(4,164)	18,214	(437.4)%
Total interest expense, net and other expense (income), net	$(129,394)	$25,464	$(154,858)	(608.1)%
Interest expense, net. Interest expense, net decreased due to the conversion of the Convertible Notes in January 2022, offset by interest expense recognized in connection with the payoff of the term loan in January 2022 and interest expense on the Delayed Draw Notes issued in January 2022.

Change in fair value of SPAC Warrants and change in fair value of Earn Out Liability. The change in the fair value of the SPAC Warrants and the change in the fair value of the Earn Out Liability decreased as a result of initial recognition of, and subsequent fair value adjustments to, the SPAC Warrants and the Earn Out Liability. Changes in the fair value of these line items result from changes in our stock price period-over-period.

Change in fair value of share-settled redemption feature and gain on conversion of convertible notes. The change in fair value of the share-settled redemption feature related to the Convertible Notes resulted from changes in our stock price following the Business Combination, as well as an increase in other income as a result of the conversion of the Convertible Notes.

Other expense (income), net. Other expense (income), net increased primarily due to a decrease in the fair value adjustments for preferred stock warrant liabilities that were converted to equity as a result of the closing of the Business Combination and fluctuations in foreign currency which impacted the remeasurement of foreign balances to reporting currency.

Provision for income taxes

The following table sets forth the provision for income taxes for the periods indicated (in thousands, except percentages):

	Nine months ended September 30,		Change
	2022	2021	$	%
Provision for income taxes	$564	$226	$338	149.6%
The provision for income taxes increased, primarily as a result of taxes related to operations in foreign jurisdictions.

Liquidity and Capital Resources

Sources and Uses of Cash

At September 30, 2022, we had a cash balance of $317.3 million, which was held for working capital purposes. Reaching Free Cash Flow positivity is our primary focus in the near-term, as detailed in our Cash Flow Positive Plan. Once we reach positive free cash flow, we expect cash from operations will provide our principal source of liquidity. We generate revenue from digital transactions directly with guests which are settled immediately through a payment processor, as well as generating revenue indirectly through OTAs, which is settled based on contractual terms. The most significant source of cash as compared to December 31, 2021 was the closing of the Business Combination. This resulted in an increase in cash of approximately $401.9 million, net of the pay down of $24.7 million of debt, and non-recurring transaction costs of approximately $58.6 million. Cash consists of checking and interest-bearing accounts.

We have incurred losses since inception, and we expect to continue to incur additional losses in the future. At September 30, 2022, our accumulated deficit was $910.7 million. Our operations to date have been financed primarily by private equity investments in our common and redeemable convertible preferred stock, convertible notes, and other note and warrant purchase agreements, as described in Note 5, Debt, in the notes to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

We believe that our existing sources of liquidity will be sufficient to fund our operations and debt obligations for at least the next 12 months. Our future capital requirements will depend on many factors, including our rate of RevPAR growth, our ability to achieve cost efficiencies, and the extent of real estate owners’ funding of capital expenditures and other pre-opening costs at our leased properties. To the extent that our existing cash balance and ongoing cash from operations are insufficient to fund our future activities, we may need to raise additional funds through public or private equity or debt financing, including convertible debt or short-term bridge financing, or otherwise, but such funds may not be available on acceptable terms. If sufficient cash from operations or external funding is not available, we may be unable to adequately fund our business plans and it could have a negative effect on our business, operating cash flows, and financial condition.

Most of our cash is held in the United States. At September 30, 2022, our foreign subsidiaries held $18.2 million of cash in foreign jurisdictions. We currently do not intend or foresee a need to repatriate these foreign funds. As a result of the Tax Cuts and Jobs Act of 2017, however, we anticipate the U.S. federal tax impact to be minimal if these foreign funds are repatriated and would not repatriate funds where there was a material tax cost. In addition, based on our current and future needs, we believe our current funding and capital resources for our international operations are adequate.
Debt Arrangements
Debt arrangements, such as our credit facilities and delayed draw notes, are a source of cash for our day-to-day operations. Refer to Note 5, Debt, in the notes to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for discussion of our debt arrangements, including the timing of expected maturity of such arrangements.

Future Contractual Obligations

Our estimated future obligations as of September 30, 2022 include both current and long-term obligations. We have debt obligations of $204.6 million, all of which is long-term and includes paid-in-kind interest. Under our operating leases as discussed in Note 6, Leases, in the notes to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, we have a current obligation of $59.9 million and a long-term obligation of $1.6 billion.

Operating lease obligations primarily represent the initial contracted term for leases that have commenced as of September 30, 2022, not including any future optional renewal periods. In addition, as of September 30, 2022, we have entered into leases that have not yet commenced with future lease payments totaling $1.9 billion, excluding purchase options, that are not yet recorded on the condensed consolidated balance sheets and are not reflected in the figure above. These leases will commence between 2022 and 2026 with non-cancelable lease terms of three to 15 years.

Cash Flow Information

The following table sets forth our cash flows for the periods indicated (in thousands):

	Nine months ended September 30,
	2022	2021	$ Change
Net cash used in operating activities	$(124,092)	$(135,943)	$11,851
Net cash used in investing activities	(26,089)	(11,852)	(14,237)
Net cash provided by financing activities	400,555	154,685	245,870
Effects of foreign exchange on cash	(1,860)	(418)	(1,442)
Net change in cash and restricted cash	$248,514	$6,472	$242,042
Operating Activities

Net cash used in operating activities decreased by $11.9 million for the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021, primarily due to a decrease in our net loss of $121.2 million, the adoption of ASU 2016-02, Leases, on January 1, 2022, which resulted in an increase in amortization of operating lease right-of-use assets of $105.6 million and a change in operating lease right-of-use-assets and operating lease liabilities of $58.5 million, and a change in the fair value of the Earn Out Liability of $94.3 million. Cash used in operating activities is subject to variability period-over-period as a result of timing differences, including with respect to the collection of receivables and payments of interest expense, accounts payable, and other items, as well as variability in our stock price as it relates to fair value of the SPAC Warrants and Earn Out Liability.
Investing Activities

Net cash used in investing activities increased by $14.2 million for the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021, primarily as a result of an increase in purchases of property and equipment of $15.5 million, largely related to purchases for our units made available to guests.
Financing Activities

Net cash provided by financing activities increased by $245.9 million for the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021, primarily related to proceeds of $159.2 million from the Delayed Draw Notes, net of issuance costs and proceeds of $325.9 million from the Business Combination and PIPE offering, partially offset by a decrease in proceeds from the issuance of debt of $162.4 million and an increase in cash outflows of $58.6 million for common stock issuance costs, primarily related to the close of the Business Combination.

Off-Balance Sheet Arrangements

As of September 30, 2022, we had the following off-balance sheet arrangements:

Letters of Credit

As of September 30, 2022, we had $34.0 million of irrevocable standby letters of credit outstanding, of which $31.8 million were under our revolving credit facilities. Letters of credit are primarily used as a form of security deposits for the buildings and partial buildings we lease.

Surety Bonds

A portion of our leases is supported by surety bonds provided by affiliates of certain insurance companies. As of September 30, 2022, we had assembled commitments from five surety providers in the amount of $67.1 million, of which $33.6 million was outstanding and was an off-balance sheet arrangement. The availability, terms and conditions, and pricing of bonding capacity are dependent on, among other things, continued financial strength and stability of the insurance company affiliates providing the bonding capacity, general availability of such capacity and our corporate credit rating.

Indemnification Agreements

See Note 10, Commitments and Contingencies, in the notes to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for a description of our indemnification agreements.

Effect of Exchange Rates

Our changes in cash can be impacted by the effect of fluctuating exchange rates. Foreign exchange had a negative effect on cash in both periods, and the effect increased by $1.4 million for the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021.
Critical Accounting Estimates
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Quarterly Reports on Form 10-Q and, therefore, do not include all footnotes as would be necessary for a fair presentation of financial position, results of operations and comprehensive loss, changes in stockholders’ equity (deficit), and cash flows in conformity with accounting principles generally accepted in the United States of America (“GAAP”) as contained within the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) and the rules and regulations of the SEC, including the instructions to Regulation S-X. However, these interim unaudited condensed consolidated financial statements reflect all adjustments (consisting solely of normal recurring adjustments and accruals) which, in the opinion of management, are necessary for a fair presentation of financial position, results of operations and comprehensive loss, changes in shareholders’ equity (deficit), and cash flows for the interim periods presented. These unaudited condensed consolidated financial statements have been prepared on a basis consistent with, and should be read in conjunction with, the audited consolidated financial statements as of and for the year ended December 31, 2021, and the notes thereto.
Our most significant accounting policies and our critical accounting estimates are described in greater detail in Note 1, Description of Business and Summary of Significant Accounting Policies, in our audited consolidated financial statements included in our Registration Statement on Form S-1, which was declared effective by the SEC on February 9, 2022. We have identified accounting estimates, discussed below, that, due to the difficult, subjective, or complex judgments and assumptions inherent in those estimates and the potential sensitivity of our unaudited condensed consolidated financial statements to those judgments and assumptions, are critical to an understanding of our unaudited condensed consolidated financial condition and results of operations. We believe that the judgments, estimates, and assumptions used in the preparation of our unaudited condensed consolidated financial statements are reasonable and appropriate, based on the information available at the time they were made. However, actual results may differ from those estimates, and these differences may be material. There have been no significant changes concerning our critical accounting estimates as described in our Registration Statement on Form S-1.
Pursuant to the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), as an emerging growth company, we can elect to opt out of the extended transition period for adopting any new or revised accounting standards. We have elected not to opt out of the extended transition period, which means that when a standard is issued or revised and it has different application dates for public and private companies, we may adopt the standard on the application date for private companies.
We have elected to take advantage of the scaled disclosures and other relief under the JOBS Act, and we may take advantage of some or all of the reduced regulatory and reporting requirements that will be available to us under the JOBS Act, so long as we qualify as an emerging growth company.

Leases

Our cost of revenue primarily consists of rental expenses from buildings or portions of buildings that serve as accommodations for our guests. We also lease other properties such as warehouses to store furniture and corporate offices. Our rent payment schedules vary by lease term per executed lease agreements and can be monthly, quarterly, or bi-annually. A large majority of our leases contain provisions for rent abatement periods, rent escalation, and tenant improvement allowances. Certain leases require the payment of real estate taxes, insurance, and certain common area maintenance costs in addition to minimum rent payments. These amounts are expensed as incurred and are included within operations and support on our condensed consolidated statement of operations for guest properties and within general and administrative on our consolidated statement of operations for our warehouses and corporate offices in the accompanying condensed consolidated statements of operations and comprehensive loss.

In accordance with ASU 2016-02, Leases (Topic 842), (“ASU 2016-02” or “ASC 842”), at the inception of an arrangement, we determine whether the arrangement is or contains a lease based on the unique facts and circumstances present in the arrangement. Leases with a term greater than one year are recognized on the balance sheet as right-of-use assets and short-term and long-term lease liabilities, as applicable. We do not have material financing leases.

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

Long-Lived Assets Impairment

On a regular basis, we assess whether events or changes in circumstances have occurred that potentially indicate the carrying value of our long-lived assets (primarily related to right-of-use assets and fixed assets) may not be recoverable. Recoverability of the asset is measured by comparing the assets’ carrying value to the discounted future cash flows expected to be generated over the asset's remaining useful life. We test impairment using historical cash flows and other relevant facts and circumstances as the primary basis for our estimates of future cash flows. Significant factors considered include, but are not limited to, current and forecast revenue, current and forecast cash flows, the remaining lease life, and other factors which apply on a case-by-case basis. The analysis is performed at the individual lease level for indicators of impairment. Recoverability of our assets is measured by comparing the assets’ carrying value to the undiscounted cash flows expected to be generated over the assets’ remaining useful life or remaining lease term, whichever is less. This assessment requires the use of estimates and assumptions as to future cash flows of individual properties, which are subject to a high degree of judgment and are unique to each property. If assumptions as to future cash flows decrease in the future, we may be required to record impairment charges for these assets.
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
Stock-Based Compensation

Stock-based compensation expense attributable to equity awards granted to employees is measured at the grant date based on the fair value of the award. The expense is recognized on a straight-line basis over the requisite service period for awards that vest, which is generally the period from the grant date to the end of the vesting period. We estimate the fair value of stock option awards granted using the Black-Scholes option pricing model. This model requires various significant judgmental assumptions in order to derive a fair value determination for each type of award, including the fair value of our common stock, the expected term, expected volatility, expected dividend yield, and risk-free interest rate. These assumptions used in the Black-Scholes option-pricing model are estimated as follows:

•Expected term — The expected term for options granted to employees, officers, and directors is calculated based on our historical pattern of option exercise behavior and the period of time they are expected to be outstanding. The expected term for options granted to consultants is determined using the remaining contractual life.
•Risk-free interest rate — The risk-free interest rate used in the valuation method is the implied yield currently available on the United States treasury zero-coupon issues, with a remaining term equal to the expected term of our options.
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
Recent Accounting Standards
See Note 2, Summary of Significant Accounting Policies, in the notes to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for a description of recently adopted accounting standards and recently issued accounting standards not yet adopted.

Emerging Growth Company Status
Section 102(b)(1) of the Jumpstart our Business Startups (“JOBS”) Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can choose not to take advantage of the extended transition period and comply with the requirements that apply to non-emerging growth companies, and any such election to not take advantage of the extended transition period is irrevocable.
We are an emerging growth company as defined in Section 2(a) of the Securities Act, and have elected to take advantage of the benefits of the extended transition period for new or revised financial accounting standards. Following the consummation of the Business Combination, we will remain an emerging growth company until the earliest of: (i) the last day of the fiscal year in which the market value of Common Stock that is held by non-affiliates exceeds $700 million as of the end of that year’s second fiscal quarter; (ii) the last day of the fiscal year in which we have total annual gross revenue of $1.235 billion or more during such fiscal year (as indexed for inflation); (iii) the date on which we have issued more than $1 billion in non-convertible debt in the prior three-year period; or (iv) December 31, 2026, and we expect to continue to take advantage of the benefits of the extended transition period, although we may decide to early adopt such new or revised accounting standards to the extent permitted by such standards. This may make it difficult or impossible to compare our financial results with the financial results of another public company that is either not an emerging growth company or is an emerging growth company that has chosen not to take advantage of the extended transition period exemptions because of the potential differences in accounting standards used.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Sonder’s substantial global operations exposes it to various market risks, primarily including foreign currency risk and interest rate risk.

Foreign Currency Exchange Risk
Sonder transacts business in multiple currencies worldwide. The most significant currency supporting Sonder’s operations for the three and nine months ended September 30, 2022 and 2021 was the United States (“U.S.”) dollar. Sonder’s international revenue, as well as costs and expenses denominated in foreign currencies, exposes it to the risk of fluctuations in foreign currency exchange rates against the U.S. dollar. Accordingly, Sonder is subject to foreign currency risk, which may adversely impact its financial results.
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
For revenue and cost of revenue associated with bookings through its direct and indirect channels outside of the U.S., Sonder generally receives net foreign currency amounts and therefore benefits from a weakening of the U.S. dollar, and is adversely affected by a strengthening of the U.S. dollar. Movements in foreign exchange rates are recorded in other expense, net in Sonder’s consolidated statements of operations and comprehensive loss.
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
Sonder has not been exposed to, nor anticipates exposure to, material risks due to changes in interest rates. A hypothetical 100 basis points increase or decrease in interest rates would not have had a material impact on its consolidated financial statements as of September 30, 2022.

Recent increases in interest rates have caused and may continue to cause some property owners and developers to have difficulty financing, refinancing, or completing projects that we plan to lease or that are currently under contract with us. As a result, any such properties in our forecast property pipeline may never develop into new sources of revenue when we anticipated, or at all.

Inflation Risk

Many of our major markets, including the U.S., have been experiencing elevated inflation levels as a result of global supply and demand imbalances, where global demand continues to outpace current supplies. Inflationary pressures, particularly as they relate to construction costs for properties we plan to lease, and other material costs to our business, along with supply chain disruptions, could result in increases to our operating and capital costs that are not fixed, reductions in consumers’ willingness or ability to travel, and fewer units in our pipeline of potential leased properties. These economic variables are beyond our control and may adversely impact our business, financial condition, results of operations, and cash flows.
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

To remediate this material weakness, we engaged a third party consultant and have developed formal policies and procedures over our lease administration process, implemented a lease administration and accounting system, and provided additional training to personnel responsible for the relevant controls. Analysis and testing of the controls will be performed throughout the remainder of 2022, at which time we will make a determination on whether the material weakness has been fully remediated.

Changes in Internal Control over Financial Reporting

During the period covered by this report, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings
Sonder has been and expects to continue to become involved in litigation or other legal proceedings from time to time, including the matter described below. Except as described below, Sonder is not currently a party to any litigation or legal proceedings that, in the opinion of Sonder’s management, is likely to have a material adverse effect on Sonder’s business. Regardless of outcome, litigation and other legal proceedings can have an adverse impact on Sonder because of defense and settlement costs, diversion of management resources, possible restrictions on its business as a result of settlement or adverse outcomes, and other factors.
In February 2020, Sonder was informed about an investigation underway by the New York City Department of Health and Mental Hygiene relating to possible Legionella bacteria contamination in the water supply at 20 Broad Street, New York, NY (the “Broad Street Property”). Due to the failure of the owner of the Broad Street Property (the “Broad Street Landlord”) to address the Legionella bacteria contamination and the associated health risks posed to Sonder’s guests, Sonder withheld payment of rent to the Broad Street Landlord on grounds of, among other reasons, constructive eviction. On July 30, 2020, the Broad Street Landlord sued Sonder USA Inc., Sonder Canada Inc., and Sonder Holdings Inc. for breach of the lease, seeking no less than $3.9 million in damages. Sonder filed counterclaims against the Broad Street Landlord and the property management company for breach of contract, seeking significant damages. The Broad Street Landlord filed a motion for summary judgment. The hearing and oral argument for the summary judgment motion occurred on December 21, 2021. No ruling was issued by the judge. The motion for summary judgment is now under submission. Sonder intends to vigorously defend itself and believes that the claims of the Broad Street Landlord are without merit.
Item 1A. Risk Factors
You should carefully review and consider the following risk factors and the other information contained in this report, including the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our condensed consolidated financial statements and related notes thereto included elsewhere in this report, in making an investment decision. Our business, operating results, financial condition or prospects could also be harmed by risks and uncertainties not currently known to us or that we currently do not believe are material. If any of the risks actually occur, our business, operating results, financial condition and prospects could be adversely affected. In that event, the market price of our common stock or other publicly traded securities could decline, and you could lose part or all of your investment. The occurrence of one or more of the events or circumstances described in these risk factors, alone or in combination with other events or circumstances, may have a material adverse effect on our business, cash flows, financial condition and results of operations. The risks discussed below may not prove to be exhaustive, and are based on certain assumptions made by us that later may prove to be incorrect or incomplete. We may face additional risks and uncertainties that are not presently known to us, or that are currently deemed immaterial, which may also impair our business or financial condition. The following discussion should be read in conjunction with the financial statements and notes to the financial statements included herein.
Risk Factor Summary
Below is a summary of the principal factors that could materially harm our business, operating results and/or financial condition, impair our future prospects, or cause the price of our publicly traded securities to decline. This summary does not address all of the risks that we face. Additional discussion of the risks summarized in this risk factor summary, and other risks that we face, can be found below under the heading “Risk Factors” and should be carefully considered, together with other information in this Quarterly Report on Form 10-Q and our other filings with the SEC before making an investment decision regarding our securities.

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

Risks Related to Our Business and Industry
Unless the context requires otherwise, references to “Sonder,” “we,” “our” and “us” in this section are to the business and operations of Legacy Sonder prior to the Business Combination and our business and operations as directly or indirectly affected by Legacy Sonder by virtue of our ownership of the business of Legacy Sonder through our ownership of the Surviving Entity following the Business Combination.

Our forecasts and projections are based upon assumptions, analyses and estimates developed by our management. If these assumptions, analyses or estimates prove to be incorrect or inaccurate, our actual results may differ materially from those forecasted or projected.
Our forecasts and projections, including projected revenues, margins, profitability, cash flows, Bookable Nights, RevPAR, lease signings and Live Units, and our anticipated market opportunity, growth and penetration, are subject to significant uncertainties and are based on assumptions, analyses and estimates developed by our management, including with reference to third-party forecasts, any or all of which may prove to be incorrect or inaccurate. These include assumptions, analyses and estimates about future pricing and Occupancy Rates, the anticipated cost savings, more favorable capital requirements and other benefits of our Cash Flow Positive plan, announced in June 2022. The intention of this plan is to modify certain aspects of our operations with the objective of achieving positive quarterly free cash flow within 2023 without additional fundraising. Other assumptions include the type and size of future properties, the timing of lease signings, building openings and development, local regulatory environments, the terms of future leases, and future costs, all of which are subject to a wide variety of business, regulatory and competitive risks and uncertainties. If these assumptions, analyses or estimates prove to be incorrect or inaccurate, our actual results may differ materially from those forecasted or projected, adversely affecting the value of our common stock.
Our plan to reach positive quarterly Free Cash Flow within 2023 may be unsuccessful, we may not realize some or all of the expected benefits of our recently announced restructuring or any future restructuring initiatives, and our restructuring efforts may adversely affect our business.
The goal of our Cash Flow Positive Plan is to reach positive quarterly Free Cash Flow (FCF) within 2023 without additional fundraising, by reducing cash costs, reducing our planned pace of signing new Contracted Units, increasing our focus on signing “capital light” properties, and focusing on rapid payback RevPAR initiatives. The plan includes a restructuring of operations, with a reduction in corporate and frontline headcount. We also undertook staff furloughs and reductions, lease exits, and other cost-saving actions in 2020 due to the COVID-19 pandemic, and we may undertake other restructuring or cost-saving initiatives in the future. The actions we announced in June 2022, as well as future restructuring or cost-saving initiatives, may not achieve our goal of achieving positive quarterly FCF within 2023 without additional fundraising, or at all, increase the number of “capital light” properties in our portfolio, or otherwise achieve our cash flow, profitability or operational objectives. The reduction in our planned pace of signings and our increased focus on signing “capital light” properties may result in fewer Live Units than we have forecasted, which may result in lower than expected revenues and cash flow.

In addition, implementing any restructuring plan presents potential risks that may impair our ability to achieve anticipated cost reductions, revenue enhancements, or operational improvements. These risks include management distraction from ongoing business activities, potential failure to maintain adequate controls and procedures while executing our restructuring plans, and damage to our reputation and brand image with real estate owners, potential guests and others. Additionally, as a result of restructuring initiatives, we may experience a loss of continuity and accumulated knowledge, as well as adverse effects on employee morale and productivity and on our ability to attract and retain highly skilled employees. Increased employee attrition and difficulties in recruiting could, among other things, impair our ability to maintain and enhance our internal controls and procedures, complicate our efforts to pursue new RevPAR initiatives, cause inefficiencies, and make it more difficult to pursue, open and operate new properties. Any of the above consequences could adversely impact our business, and we may not achieve positive FCF when we anticipate, or at all.
Our revenue, expenses and operating results could be materially adversely affected by changes in travel, hospitality, and real estate markets, as well as general economic conditions such as an economic downturn or recession.
Our business is particularly sensitive to trends in the travel, hospitality, and real estate markets, and trends in the general economy, which are unpredictable. Travel, including demand for accommodations, is highly dependent on discretionary spending levels. As a result, hospitality sales tend to decline during general economic downturns and recessions, and times of political or economic uncertainty, as consumers engage in less discretionary spending, are concerned about unemployment or inflation, have reduced access to credit or experience other concerns or effects that reduce their ability or willingness to travel. Leisure travel in particular, which accounted for a substantial majority of our pre-COVID-19 pandemic traveler demographic, is dependent on discretionary consumer spending levels. Downturns in worldwide or regional economic conditions have led to a general decrease in leisure travel and travel spending, and similar downturns or inflationary pressures in the future, such as from geopolitical and recessionary macroeconomic conditions, may materially adversely impact demand for our accommodations. Such a shift in consumer behavior could materially and adversely affect our business, results of operations, and financial condition. Therefore, our operating results may be adversely affected by changes in the broader economy and the travel, real estate and vacation rental industries.

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
We may not be able to add sufficient properties to our portfolio that meet our brand standards, at an acceptable cost and on acceptable terms, to meet our strategic growth goals and financial forecasts. Due to the number of properties that we have already secured under leases or other arrangements in many major U.S. and Canadian cities, we may find it more difficult to find additional attractive properties in those markets. In Europe and other international markets, we have less experience and fewer real estate personnel, and local regulations and real estate industry practices may make it more difficult to locate properties that are strategically aligned with our business model. Recent increases in interest rates, inflation in construction and other costs, and concerns about a recession have caused and may continue to cause some property developers to delay or abandon development projects that we would otherwise seek to add to our portfolio. Even where we identify suitable properties, we may not be able to negotiate leases or other arrangements on commercially reasonable terms. Real estate owners may not accept our proposed terms, including due to our recently increased focus on signing agreements with lower capital expenditure obligations. Real estate owners may also be less willing to enter into transactions with us due to the recent decline in our stock price and related concerns of owners or their lenders about our creditworthiness, future cash position or ability to raise capital.
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
Furthermore, our ability to extend an expiring lease on favorable terms or to secure an alternate location will depend on then-prevailing conditions in the real estate market, such as overall rental cost increases, competition from other would-be tenants for desirable leased spaces, our relationships with current and prospective building landlords, real estate owners’ perceptions of our creditworthiness and prospects, and other potential factors that are not within our control. For example, in markets where the prevailing rents for apartments have been increasing, real estate owners may also believe that, compared to the terms that we offer, they can achieve a superior return through more traditional individual tenancies. If we are not able to renew or replace an expiring lease, we will lose the opportunity to generate additional revenue from that space and will incur costs related to vacating it. If we renew or replace a lease with higher than expected rent or on terms that are otherwise less favorable to us than we expected, our profitability and cash flow could be adversely affected.

Delays in real estate development and construction projects related to our leases could adversely affect our ability to generate revenue from such leased buildings, and leased properties may be more difficult or expensive to integrate into our operations than expected .
Our business is also subject to property development risks. We often enter into arrangements with property developers to lease all or a portion of a building that is being built or converted for housing accommodations. We expect the number of these early-stage development projects within our business to increase. Even where a project proceeds as planned, it can be many months or even years before the leased property is completed and Live Units become available for guest booking. In addition, the commitments of owners and developers under these arrangements are subject to various conditions and the completion of such development and construction projects are subject to numerous risks, including, in many cases, the owner’s or developer’s ability to obtain adequate financing, construction materials or labor, and governmental or regulatory approvals. Recent increases in interest rates, and inflation in construction and other costs, have caused and may continue to cause some property owners and developers to have difficulty financing, refinancing or completing projects that we plan to lease. We have experienced unforeseen terminations of and delays in the readiness of property developments, and we expect to encounter similar events in the future. As a result, any such properties in our forecast property pipeline may not develop into new sources of revenue when we anticipated or at all.
Even when we succeed in signing a lease for a new property, the landlord or developer may be unable or unwilling to deliver the property in the timeline initially provided for, or we may encounter other unforeseen delays in preparing the property for initial guest bookings. We refer to this process as “building opening.” Delays in building openings also may occur due to supply chain shortages including fixtures, furnishings and other materials, delays in governmental permits and approvals, landlords’ and developers’ delays in obtaining adequate financing, labor shortages, or the unavailability of third-party contractors. Later than expected building openings at properties also results in a delay in generating revenue from such properties, which could cause us to miss our financial forecasts. In addition, the success of any new property will depend on our ability to integrate the property into existing operations, which is subject to uncertainties including potential difficulties in integrating guest-facing and back-office systems or in engaging third-party vendors to service the properties. Newly-leased properties could be more difficult or expensive to onboard, have undisclosed conditions that result in unanticipated expenses or claims against us for which we may have little or no effective recourse against the landlord, or otherwise may not provide their anticipated benefits.

Our limited operating history and evolving business make it difficult to predict whether we will achieve our financial, operating and growth forecasts.
Our business continues to evolve. We have expanded significantly since our inception, including the number of cities and countries in which we operate. Within the last few years, we also have begun to operate properties with traditional hotel room layouts and with more extensive and complex amenities and systems, and to focus more of our expansion efforts on leasing full buildings or larger numbers of units or floors within a property. In addition, we have operated many of our leased properties for a limited period of time, and their early results may not be indicative of their long-term performance. For example, a large portion of units available for guest bookings as of September 30, 2022, which we refer to as “live” units, had been live for less than one year. Our relatively limited operating history and evolving business make it difficult to evaluate the likelihood that we will achieve our financial, operating and growth forecasts, and to predict and plan for the risks and challenges we may encounter. These risks and challenges include our ability to:
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
If we fail to address these risks and difficulties, our business, financial condition and results of operations could be adversely affected. Further, because we have limited historical financial data and operate in a rapidly evolving industry, any predictions about future revenue and expenses may not be as accurate as they would be if we had a longer operating history or operated in more predictable markets. If we do not address these risks successfully, or if our assumptions regarding these risks and uncertainties, which are used to plan and operate our business, are incorrect or change, our results of operations could differ materially from expectations and our business, financial condition and results of operations could be adversely affected.
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

Our business is becoming increasingly complex due in part to the continued rapid evolution of the hospitality industry, the COVID-19 pandemic, our recent expansion into new markets, the increasing number of hotels within our portfolio, the growing scope and variety of property amenities and systems for which we have or share responsibility, and changing local and national tax regimes and regulatory requirements. This increased complexity and rapid growth have demanded, and will continue to demand, substantial resources and attention from our management. To support our planned growth, we will need to improve and maintain our technology infrastructure and business systems, which may be costly and is subject to uncertainties. We will also need to hire additional specialized personnel in the future as we balance the pursuit of our profitability and growth objectives. For example, we will need to hire, train and manage additional qualified employees to support our engineering, real estate, operations and support teams, as well as employees experienced in security and hospitality operations to support our growing city teams to properly manage our growth. When we enter or expand operations in a particular city, we will also need to hire a substantial number of building opening and guest services staff to meet target dates for opening new properties even before these properties begin to generate revenues.
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
We have incurred net losses and negative cash flow each year since our inception, and we may not be able to achieve or maintain profitability or positive cash flow in the future. We incurred substantial net losses over the past several years, resulting in an accumulated deficit of $910.7 million as of September 30, 2022. We also had negative cash flow from operating activities of $179.4 million and $202.5 million for the years ended December 31, 2021 and 2020, respectively, and $124.1 million for the nine months ended September 30, 2022. Our expenses will likely increase in the future as we seek to expand in existing and new domestic and international markets, focus heavily on sales and marketing efforts, continue to invest in new technologies, internal systems, designs and unit amenities, expand our operations, and hire additional employees. These efforts may be more costly than expected and may not result in expected increases in revenue or growth in our business, which would impair our ability to achieve or maintain profitability or positive cash flow. Our Cash Flow Positive Plan announced in June 2022 may not provide the cash flow, cost savings or other benefits that we anticipate, as described above.
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
We typically devote resources to prepare a newly-leased property for its initial guests, referred to as building openings, and to keep our leased properties in a safe and attractive condition. Although we endeavor to have the landlord or developer bear the out-of-pocket opening costs, we are sometimes responsible for all or a portion of these costs. Even where landlords and developers are contractually responsible for some costs, they may dispute or fail to comply with their obligations. In addition, while the majority of our leases require landlords to bear responsibility for the repair and maintenance of building structures and systems, at times we are responsible for some of these obligations, and in most cases, we are responsible for the repair and maintenance of damage caused by our guests. Our leases may also require that we return the space to the landlord at the end of the lease term in essentially the same condition it was delivered to us, which may require repair work. The costs associated with our building openings, repair and maintenance may be significant and may vary from our forecasts.
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
We seek to resolve any disagreements and develop and maintain positive relations with current and potential landlords, but we cannot always do so. Failure to resolve such disagreements has resulted in litigation in the past and could result in litigation in the future. Disputes may be expensive to litigate, even if the outcome is ultimately in our favor. We cannot predict the outcome of any litigation. An adverse judgment, settlement, or court order in a proceeding could cause significant expenses and constraints in our business operations and expansion plans. For example, we are involved in litigation with our former landlord at 20 Broad Street in New York, arising out of the landlord’s failure to address Legionella bacteria contamination in the building’s water supply and the associated health risks posed to our guests. In response, we withheld payment of rent on grounds of, among other reasons, constructive eviction. In response, the landlord disagreed with the contentions and terminated the lease in July 2020 and subsequently filed a lawsuit seeking unpaid rent from us. We counter-sued against the landlord and are seeking, among other remedies, substantial monetary damages against the landlord. If the landlord prevails, there may be significant damages against us. We are unable to predict the outcome of this dispute with the landlord, or our ultimate responsibility for any adverse outcome in the lawsuit. Even if this lawsuit is resolved favorably, the proceeding has required and may continue to require substantial management attention as well as significant legal fees and expenses.
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
The COVID-19 pandemic caused severe economic disruptions around the world, and is continuing to have a negative effect on the global hospitality and travel industries. The impact of the COVID-19 pandemic has been and continues to be a complex and evolving situation. Governments, public institutions and other organizations have and may continue to impose or recommend, at various times and degrees, that businesses and individuals implement restrictions on a wide array of activities to combat its spread, such as restrictions and bans on travel or transportation (including border closures), limitations on the size of in-person gatherings, closures of, or occupancy or other operating limitations on, work facilities, hospitality facilities, schools, public buildings and businesses, cancellation of events and meetings, mandatory vaccination requirements, and quarantines and lock-downs. COVID-19 and efforts to mitigate its spread, as well as declines in overall willingness to travel due to the risk of COVID-19 transmission, dramatically reduced travel and demand for accommodations at the outset of the pandemic, and the subsequent emergence of new variants of the virus have also negatively affected our business. Similar effects may occur in the future. While vaccines, booster shots, and treatments are now available in many countries, the ability of vaccination and treatment programs to curtail the impacts of the pandemic are uncertain. These factors may contribute to delays in economic recovery and continued reluctance to travel.
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
In addition, the ongoing COVID-19 pandemic or a future public health crisis may disrupt or delay our planned growth in our property portfolio, for example, by adversely affecting the ability of some developers to obtain or draw upon financing arrangements for projects that are in construction or development. The COVID-19 pandemic also caused construction delays due to government restrictions on non-essential activities and shortages of supplies caused by supply chain interruptions, and a future public health crisis may similarly affect real estate development activities. As occurred during the COVID-19 pandemic, public health crises can also cause financial difficulties for some existing and prospective landlords, which may impair their willingness or ability to invest in property developments, improvements or conversions necessary to add to our portfolio of units. As a result, some of the properties in our pipeline may not enter the market or become part of our portfolio when anticipated, or at all. Delays, increased costs and other impediments to projects under development, or to our unit opening process, would reduce our ability to realize revenue.
We cannot predict the long-term effects of the COVID-19 pandemic or any future public health crisis on our partners and their business and operations or the ways that the pandemic or a future public health crisis may alter the travel and hospitality industries. In particular, we may need to adjust to future supply shortages or other changes in our supply chain as well as structural changes to certain types of travel. For example, we have been devoting resources to securing and supporting additional corporate travel accounts, but trends in corporate travel are difficult to predict given the increase in remote working and video conferencing during the COVID-19 pandemic, as well as lingering public health concerns. Additionally, we may incur corporate sales and marketing expenses, and other costs to support corporate accounts, without realizing the revenues that we expect.
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
Developing and delivering these new or upgraded amenities, services and features is costly and involves inherent risks and difficulties. Consumer preferences for interior design and furnishings and technology-related services are subject to frequent change. Technology development efforts may be unsuccessful, and any new features or services offered to guests through our website or app may be difficult to manage or maintain. We cannot guarantee that such efforts will succeed or that new or upgraded amenities, services and features will work as intended or provide their expected value. In addition, some new or upgraded amenities, services and features may be difficult for us to market, may require additional regulatory permits and personnel, may subject us to additional liabilities, and may involve unfavorable pricing or fees. Further, the efforts required to develop, integrate, launch, and maintain new amenities, services, and features could divert resources away from other projects and initiatives. Even if we succeed in introducing new or upgraded amenities, services and features, we cannot guarantee that our guests or landlords will respond favorably to them.
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
We offer a distinctive type of hospitality service for which the market is still relatively new, and it is uncertain to what extent market acceptance will continue to grow, if at all, and particularly during times of market volatility, rising interest rates, and general economic instability. Our success will depend on the willingness of potential guests and the market at large to widely adopt our particular model of hospitality services, which differs from both traditional hotels and short-term rental marketplaces such as Airbnb. In many geographies, including geographies that we hope to enter in the near future, the market for our hospitality services is unproven, with little data or research available regarding the market and industry. If potential guests do not perceive our units’ designs, amenities, location or pricing to be attractive, or choose different accommodations due to concerns regarding safety, the availability of onsite staffing, amenities or services associated with traditional hotels, affordability or other reasons, then the market for our accommodations may not further develop, may develop more slowly than expected or may not achieve its expected growth potential. Such outcomes could adversely affect our business, financial condition and results of operations.
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
Our success depends in part on our relationships with third-party distribution channels to list our units online and raise awareness of our brand. In particular, we generate demand by marketing our units with OTAs, such as Airbnb, Booking.com, and Expedia. Bookings through these OTAs and other indirect channels accounted for over half of our revenues in the nine months ended September 30, 2022. The terms of some of our agreements with these partners allow the partner to change or terminate terms at their discretion. If any of our partners terminate their relationship with us or refuse to renew their agreement with us on commercially reasonable terms, we would need to find alternate providers and may not be able to secure similar terms or replace such providers in acceptable time frames. Additionally, many of these OTAs have discretion in how units are listed or prioritized within their platform and may unilaterally reduce the visibility of our units. Our revenues could be adversely affected if our units are not featured prominently or accurately within OTA platforms for any reason, including changes in an OTA’s relationship with us or its competitors, errors by an OTA, outages experienced by an OTA, or otherwise. If our relationship with an OTA is terminated or the OTA makes changes that reduce the prominence of our units on its platform, our revenue could be materially adversely affected.

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
Our strategy includes increasing the proportion of stays booked directly with us through our website, mobile app, and direct sales team, but we may be unsuccessful in increasing direct bookings, and we expect to continue to rely to a significant extent on bookings through OTAs and other Internet-based travel intermediaries. In the nine months ended September 30, 2022, over half of our revenues were attributable to bookings through OTAs and other indirect channels. Major Internet search companies also provide online travel services that compete with our direct bookings. If indirect channels increase in popularity, these intermediaries may be able to obtain higher commissions or other concessions from us. Some travel intermediaries are also entering into arrangements that compete with us more directly, such as partnering with hotel owners to provide access to technology or consumer data, or to operate under the intermediary’s brand. Intermediaries may reduce bookings at our properties by de-emphasizing our properties in search results on their platforms, or requiring our listings to meet certain criteria, and other online providers may divert business away from our properties.
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
•Changes in the number of our Live Units;
•Changes in Occupancy Rates and average length of stay (LOS), which dictate many turnover costs;
•Seasonal fluctuations in demand, in certain markets;
•Pricing fluctuations and the proportion of stays booked with extended stay discounts or promotional pricing;
•The impact of the continuing COVID-19 pandemic or other public health crises;
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
•Changes in prevailing lease rates and any adjustments in rental rates under existing leases;
•Changes in cash flow due to lease signings, renewals and amendments and property openings;
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
•Changes in the mix of stays booked through indirect distribution channels, rather than directly with us, and any changes in distribution channels’ fees or relationships with us;
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
•Additional exposure to adverse movements in currency exchange rates;
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
Our business depends on our reputation and the strength of our brand. We believe that the strength of our reputation and brand are important to our ability to attract and retain guests, to compete for attractive new properties, and to establish and preserve good relationships with the communities in which we operate and with local governmental authorities and regulators. Many factors can affect our reputation and the strength of our brand, including:
•The quality of guest service and the guest experience, and the nature and severity of guest complaints;
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
We are involved in various legal proceedings relating to matters incidental to the ordinary course of our business, and may be subject to additional legal proceedings from time to time. Such legal actions include tort and other general liability claims, employee claims, consumer protection claims, violation of privacy claims, commercial disputes, claims by guests, claims under state and federal law, intellectual property claims, and disputes with landlords. Due to the potential risks, expenses, and uncertainties of litigation, we may, from time to time, settle disputes even where we have meritorious claims or defenses. We may also be the subject of subpoenas, requests for information, reviews, investigations and proceedings (both formal and informal) by governmental agencies regarding our business activities. Legal and regulatory proceedings can be time-consuming, divert management’s attention and resources, and cause us to incur significant expenses or liability for substantial damages. The timing and amount of these expenses and damages are difficult to estimate and subject to change, and they could adversely affect our business, financial condition and results of operations.
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

We rely on our third-party landlords to deliver properties to us in a safe and suitable condition, and in most cases we do not undertake to independently verify the safety, suitability or condition of the properties we lease. We expect to continue to rely on landlords to disclose information about their properties, though such disclosures may be inaccurate or incomplete, and to keep the properties in a safe and compliant condition in accordance with the terms of our leases and applicable law. If unsafe or unhealthy conditions are present or develop at our properties, our guests may be harmed, we may be subject to expensive and disruptive claims, and our reputation, business, results of operations, and financial condition could be materially and adversely affected. In certain cases we may undertake to terminate a lease based on a landlord’s failure to remediate an unsafe or unhealthy condition at the property, in which case we could be subject to costly litigation which could harm our business and operating results.
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
Despite our Cash Flow Positive Plan announced in June 2022, which focuses on rapidly achieving Free Cash Flow positivity, we often emphasize innovation and growth, sometimes over short-term financial results. We have taken actions in the past and may continue to make decisions that have the effect of reducing our short-term revenue or profitability if we believe that the decisions will benefit long-term revenue and profitability through enhanced guest experiences, penetration of new markets, greater familiarity with the Sonder brand, or otherwise. The short-term reductions in revenue or profitability could be more severe than anticipated. These decisions may not produce the expected long-term benefits, in which case our growth, guest experience, relationships with developers and landlords, and business and results of operations could be harmed.
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
To remediate this material weakness, we engaged a third party consultant and have developed formal policies and procedures over our lease administration process, implemented a lease administration and accounting system, and provided additional training to personnel responsible for the relevant controls. Analysis and testing of the controls will be performed throughout the remainder of 2022, at which time we will make a determination on whether the material weakness has been fully remediated.
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
We rely on software and other technologies and services supplied by third parties to provide certain services to us and our guests, including internal communications, customer service communications, web hosting, payment processing of guest credit cards, lease management, accounting and other internal functions, and other technologies employed to facilitate bookings and guests’ use and enjoyment of our properties, such as digital locks and streaming television services. Our business may be adversely affected to the extent such software, services and technologies contain errors or vulnerabilities, are compromised or experience outages, or otherwise fail to meet expectations. Errors, outages, vulnerabilities and other issues with third-party software, services and technologies have occurred in the past, and additional issues can be expected to occur in the future. Third-party vendors may also fail to provide timely and effective support. Any of these risks could increase our costs and adversely affect our business, financial condition and results of operations. In addition, we are in the process of implementing additional third-party systems and other infrastructure, and we may encounter unexpected difficulties or disruptions in implementing or integrating these systems, possibly including disruptions to critical systems or other unanticipated effects on existing systems or other concurrent technology development projects.

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
Our systems and operations throughout the world may be vulnerable to damage or interruption from human error, computer viruses, earthquakes, floods, fires, power loss, telecommunications failure, terrorist attacks, cyber attacks, acts of war, and similar events. A catastrophic event that results in the destruction or disruption of any of our principal offices, warehouses, or other key facilities (including but not limited to offices in our major cities), any third-party cloud hosting facilities, or our critical business or information technology systems could severely affect our ability to conduct normal business operations and result in lengthy interruptions of guest bookings, payments and other operations, which could adversely affect our business, financial condition, and results of operations.

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
We use both internally developed systems and third-party systems to operate our mobile app, website and other critical infrastructure, including transaction and payment processing, and financial and accounting systems, and certain technology-enabled features at guest properties. If the number of consumers using our website increases substantially, or if critical internally developed or third-party systems stop operating as designed, we may need to significantly upgrade, expand, or repair our systems and other infrastructure. We may not be able to upgrade our systems and infrastructure to accommodate such conditions in a timely manner, and our systems could be impacted for a meaningful period of time, which could materially adversely affect our business, results of operations, and financial condition. The software underlying our services is highly complex and may contain undetected errors or vulnerabilities, some of which may only be discovered after the code has been released. Any errors or vulnerabilities discovered in our code after release could result in damage to our reputation, loss of customers, disruption to our sales channels, loss of revenue, or liability for damages, any of which could adversely affect our growth prospects and business.
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
Our intellectual property is important to our success. We rely on a combination of trademark, copyright, and trade secret laws, employee and third-party non-disclosure and/or invention assignment agreements and other methods to protect our intellectual property. However, these only afford limited protection, and unauthorized parties may attempt to copy aspects of our services, technology, mobile app, algorithms, or other features and functionality, or to use information that we consider proprietary or confidential. There can be no assurance that any of our intellectual property will be protectable by patents, but if it is, any efforts to obtain patent protection that are not successful may harm our business in that others will be able to use our technologies. In addition, the laws of some foreign countries do not protect proprietary rights to the same extent as do the laws of the United States. There can be no assurance that the steps taken by us to protect our proprietary rights will be adequate or that third parties will not infringe or misappropriate our trademarks, copyrights, and similar proprietary rights. We endeavor to defend our intellectual property rights diligently, but intellectual property litigation is expensive and time-consuming, and may divert managerial attention and resources from our business objectives. We may not be able to successfully defend our intellectual property rights, which could have a material adverse effect on our business, brand, and results of operations.
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
Our operations are relatively concentrated in a limited number of cities, and we expect that the majority of our operations will continue to be concentrated in a limited number of cities. As of September 30, 2022 our five largest cities (New York City, Dubai, Philadelphia, New Orleans, and London) accounted for approximately 39.5% of our Live Units, and our 10 largest cities accounted for approximately 60.3% of our Live Units. Geographic concentration magnifies the risk to us of localized economic, political, public health and other conditions such as natural disasters. Civil unrest, public health crises, unusual weather, natural disasters or other factors affecting travel to these cities or other markets in which we are expanding, as well as changes in local competitive conditions and regulations affecting the hospitality industry, may have a disproportionate negative effect on our revenue and on our ability to secure sufficient staffing, supplies or services for our largest markets.

We are exposed to fluctuations in currency exchange rates.
Since we conduct a portion of our business outside the United States but report our results in U.S. dollars, we face exposure to adverse movements in currency exchange rates, which may cause our revenue and operating results to differ materially from expectations. In addition, fluctuation in our mix of U.S. and foreign currency denominated transactions may contribute to this effect as exchange rates vary. Moreover, as a result of these exchange rate fluctuations, revenue, cost of revenue, operating expenses and other operating results may differ materially from expectations when translated from the local currency into U.S. dollars upon consolidation. For example, if the U.S. dollar strengthens relative to foreign currencies our non-U.S. revenue would be adversely affected when translated into U.S. dollars. Conversely, a decline in the U.S. dollar relative to foreign currencies would increase our non-U.S. revenue when translated into U.S. dollars. As exchange rates vary, revenue, cost of revenue, operating expenses and other operating results, when translated, may differ materially from expectations. In addition, our revenue and operating results are subject to fluctuation if our mix of U.S. and foreign currency denominated transactions and expenses changes in the future. We do not currently have hedging arrangements to manage foreign currency exposure. If we do enter into such arrangements in the future, such activity may not completely eliminate fluctuations in our operating results.
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
•Our ability to utilize our net operating losses, research and development credits, and other deferred tax assets; and
•Changes in accounting principles or changes in tax laws and regulations, or the application of the tax laws and regulations, including possible U.S. changes to the deductibility of expenses attributable to foreign income or the foreign tax credit rules.
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
Some members of our management team have limited experience managing a publicly traded company, interacting with public company investors, and complying with the increasingly complex laws pertaining to public companies. Our management team may not successfully or efficiently manage the significant regulatory oversight and reporting obligations under the federal securities laws, and the continuous scrutiny of securities analysts and investors, associated with being a public company. These obligations and constituents require significant attention from our senior management and could divert their attention away from the day-to-day management of our business, which could adversely affect our business, financial condition, and results of operations.
If we fail to maintain an effective system of disclosure controls and internal control over financial reporting, our ability to produce timely and accurate financial statements or comply with applicable regulations could be impaired, which may adversely affect investor confidence in us and, as a result, the market price of our common stock.
As a public company, we are required to comply with the requirements of the Sarbanes-Oxley Act, including, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. We are continuing to develop and refine our disclosure controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file with the SEC is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that information required to be disclosed in reports under the Exchange Act, is accumulated and communicated to our management, including our principal executive and financial officers.

We are also continuing to improve our internal control over financial reporting. As disclosed elsewhere in this report, we have identified a material weakness in our internal control over financial reporting. Pursuant to the SEC rules that implement Section 404 of the Sarbanes-Oxley Act, beginning with our second annual report on Form 10-K, as a public company, we will be required to make a formal assessment of the effectiveness of our internal control over financial reporting, and once we cease to be an emerging growth company, we will be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. To achieve compliance with these requirements within the prescribed time period, we have engaged in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we will need to continue to dedicate internal resources, potentially engage outside consultants, and adopt a detailed work plan to assess and document the adequacy of our internal control over financial reporting, validate through testing that controls are functioning as documented, and implement a continuous reporting and improvement process for internal control over financial reporting. Despite our efforts, there is a risk that we will not be able to conclude, within the prescribed time period or at all, that our internal control over financial reporting is effective as required by Section 404 of the Sarbanes-Oxley Act. Moreover, our testing, or the subsequent testing by our independent registered public accounting firm, may reveal deficiencies in our internal control over financial reporting that are deemed to be material weaknesses.
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
In our processing of travel transactions and information about guests and their stays, we receive and store a large volume of personally identifiable data. This data is increasingly subject to legislation and regulations in numerous jurisdictions around the world, such as the European Union’s General Data Protection Regulation (the GDPR), and variations and implementations of that regulation in the member states of the European Union. The GDPR, which went into effect in May 2018, has resulted and will continue to result in significant compliance costs for us. If we violate the GDPR, we could be subject to significant fines. The United Kingdom has implemented legislation similar to the GDPR. The California Consumer Privacy Act of 2018 and its implementing regulations, as amended (the CCPA), which went into effect on January 1, 2020, establishes data privacy rights for consumers and compliance requirements for businesses doing business in California. Moreover, California voters approved the California Privacy Rights Act (the CPRA), in November 2020. The CPRA significantly modifies the CCPA, creating obligations relating to consumer data beginning on January 1, 2023, with implementing regulations currently undergoing a formal rule making process that began on July 8, 2022, and enforcement beginning July 1, 2023. The Canadian Personal Information Protection and Electronic Documents Act (PIPEDA) is Canada’s primary federal private-sector privacy law. PIPEDA considers a “private sector” organization to be an organization or person engaged in commercial activity. Violation of PIPEDA can lead to a court action brought by individuals or by the Office of the Privacy Commissioner of Canada. Other jurisdictions may adopt similar data protection regulations. For example, the states of Virginia, Colorado, Utah, and Connecticut have each recently adopted their own privacy legislation, each of which will go into effect in 2023. Several other states have privacy legislation pending in their legislatures. Such laws and regulations are typically intended to protect the privacy of personal data that is collected, processed and transmitted in or from the governing jurisdiction. These laws and their interpretations continue to develop and may be inconsistent from jurisdiction to jurisdiction. In many cases, these laws apply not only to third-party transactions, but also to transfers of information between us and our subsidiaries, including employee information. While we have invested and continue to invest resources to comply with the GDPR, the CCPA, and other privacy regulations, many of these regulations are new, extremely complex, and subject to interpretation. Any failure, or perceived or alleged failure, by us to comply with our privacy policies or with any federal, state, or international laws, regulations, industry self-regulatory principles, industry standards or codes of conduct, regulatory guidance, orders to which we may be subject, or other actual or asserted legal or contractual obligations relating to privacy, data protection, information security, or consumer protection could adversely affect our reputation, brand and business, and may result in claims, proceedings, or actions against us by governmental entities or others or other liabilities or require us to change our operations and/or cease or modify our use of certain data sets. Any such claim, proceeding or action could hurt our reputation, brand and business, force us to incur significant expenses in defense of such proceedings, distract our management, increase our costs of doing business, result in a loss of customers and suppliers or an inability to process credit card payments, and may result in the imposition of monetary penalties. We may also be contractually required to indemnify and hold harmless third parties from the costs or consequences of non-compliance with any laws, regulations, or other legal obligations relating to privacy or consumer protection or any inadvertent or unauthorized use or disclosure of data that we store or handle as part of operating our business.
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
As of September 30, 2022, we had indebtedness related to our Delayed Draw Notes in the aggregate principal amount of $177.4 million, secured against substantially all of our assets. Risks relating to our indebtedness include:
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
•Actual or anticipated differences or changes in our estimates, or in the estimates of analysts, for our revenues, Free Cash Flow, or other cash flow measures, results of operations, operating metrics, level of indebtedness, liquidity or financial condition;
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
The trading market for our common stock will be influenced by the research and reports that industry or securities analysts may publish about us, our business, our market, or our competitors. If few securities or industry analysts commence coverage of us, our stock price and trading volume would likely be negatively impacted. If any of the analysts who may cover us change their recommendation regarding our stock adversely, or provide more favorable relative recommendations about our competitors, the price of our common stock would likely decline. If any analyst who may cover us ceases coverage of us or fails to regularly publish reports on us, we could lose visibility in the financial markets, which could cause our stock price or trading volume to decline.

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
We may amend the terms of the Public Warrants in a manner that may be adverse to holders with the approval by the holders of at least 50.0% of the then-outstanding Public Warrants.
Our Public Warrants were issued in registered form under a warrant agreement with Computershare that provides that the terms of the Public Warrants may be amended without the consent of any holder to cure any ambiguity or correct any defective provision, but requires the approval by the holders of at least 50.0% of the then-outstanding Public Warrants to make any change that adversely affects the interests of the registered holders. Accordingly, we may amend the terms of the Public Warrants in a manner adverse to a holder if holders of at least 50.0% of the then-outstanding Public Warrants approve of such amendment. Although our ability to amend the terms of the Public Warrants with the consent of at least 50.0% of the then-outstanding Public Warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the Public Warrants, shorten the exercise period, or decrease the number of shares of Common Stock purchasable upon exercise of a Public Warrant.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits

The following exhibits are filed as part of this report or hereby incorporated by references to filings previously made with the SEC.

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed or Furnished Herewith
10.1	Agreement between Sanjay Banker and Sonder USA Inc., dated October 15, 2022	8-K	001-39907	10.1	October 17, 2022

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

Sonder Holdings Inc.
(registrant)

November 10, 2022	/s/ Chris Berry
Date	Chris Berry
Chief Accounting Officer