Form 10-K
period 2022-12-31
Sonder Holdings Inc.
filed 2023-03-16
CIK 1819395

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
FORM 10-K
___________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to ________
Commission file number 001-39907
___________________________________
SONDER HOLDINGS INC.
(Exact name of registrant as specified in its charter)
___________________________________

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of voting and non-voting common equity of the registrant held by non-affiliates as of June 30, 2022 was $214.7 million. The registrant had outstanding 219,282,857 shares of common stock as of March 6, 2023.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's Definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A for its 2023 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K of Sonder Holdings Inc. (“we” or “us”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995. Forward-looking statements generally relate to future events or our expected future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential,” or “continue,” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans, or intentions. Forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from historical experience or our present expectations.

Forward-looking statements contained in this Annual Report on Form 10-K include, but are not limited to, statements about:

•    our focus on achieving positive quarterly Free Cash Flow within 2023 without additional fundraising and to target “capital light” lease signings, whereby real estate owners fund the vast majority of our upfront capital expenditures in exchange for slightly higher rents, as part of our Cash Flow Positive Plan announced on June 9, 2022;
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
•expectations about employee relations and our ability to attract and retain qualified personnel;
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

See the section entitled “Risk Factors” herein for a discussion of certain factors that could cause actual results to differ materially from those expressed in our forward-looking statements. Additional factors that could cause results or performance to differ materially from those expressed in our forward-looking statements are detailed in other filings we may make with the Securities and Exchange Commission (“SEC”), copies of which are available at no charge as set forth under Item 1. “Business-Available Information” below. Please consider our forward-looking statements in light of those risks as you read this report. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Annual Report on Form 10-K. We cannot assure you that the results, events and circumstances reflected in the forward-looking statements will be achieved or occur, and actual results, events or circumstances could differ materially from those described in the forward-looking statements.

PART I
Item 1. Business

Overview

We are on a mission to revolutionize hospitality through innovative, tech-enabled service, and inspiring, thoughtfully designed accommodations combined into one seamless experience. Sonder was born from a desire to offer the modern traveler better accommodation choices than unremarkable “big box” hotels, often unreliable home-shares, and overly expensive boutique hotels. We lease and operate a variety of accommodation options — from fully-equipped serviced apartments to spacious hotel rooms — in 43 cities in 10 countries. As of December 31, 2022, we had approximately 9,700 units available for guests to book at over 250 properties.

We work directly with real estate owners to lease properties that meet our standards, furnish and decorate them to provide a design-led, technology-enabled experience, and then make them available for guests to book directly (through the Sonder app, our website, or our sales personnel) or through indirect channels (such as Airbnb, Expedia, Booking.com, and other online travel agencies). We manage our properties using proprietary and third-party technologies and deliver services to guests via the Sonder app and 24/7 on-the-ground support. Our mobile-first guest experience, from check-in to check-out, is supported by the Sonder app, regardless of whether a guest books their stay on Sonder.com or another channel. Incorporating technology into all aspects of the business, we offer consistent quality at a compelling value to our guests.

Our accommodations come in a variety of shapes and sizes to suit guests’ needs – from a multiple-bedroom apartment with fully-equipped kitchen and private laundry facilities, to a hotel room or suite. Our diverse product portfolio serves various traveler types, including leisure travelers, families, digital nomads, and business travelers. Our interior designers and other teams take pride in bringing inspiring spaces to life throughout our portfolio.

In addition to modern design, we apply technology across our business. Our guest-facing technology leads guests through their entire Sonder experience, beginning with easy, intuitive browsing of our full portfolio and reserving a unit, to in-app check-in and requests for intra-stay cleans or other services. Technology also underpins our hospitality operations, from underwriting and supply growth, to building openings, pricing and revenue management, demand generation, interior design, and day-to-day operations. By leveraging technology, our goal is to reduce operating costs and provide both a better guest experience and a compelling value.

Focus on Enhancing the Guest Experience

We strive to deliver a better way to stay through technology and design and put the guest experience at the center of everything we do.

We have reimagined the guest journey based on a belief that the ubiquity of mobile devices provides an opportunity to modernize the traveler’s entire experience, alongside the anticipation of guest needs and a design-focused experience. Our technology puts guests in full control of their stay. The Sonder mobile-first guest experience, from check-in to check-out, is supported by the Sonder app, regardless of whether a guest books their stay on Sonder.com, the Sonder app, directly with our sales personnel, or through one of our indirect channels such as Airbnb, Expedia or Booking.com. All guests are encouraged to download and use the Sonder app to interact with our services and enhance their stay, but use of the Sonder app is not required.

The Sonder app puts the “lobby on your phone” and empowers guests to seamlessly navigate their entire journey, from booking through check-out. This includes:

•Search, Discovery & Booking: Easy, intuitive browsing and booking of any unit in our portfolio;
•Check-In: Virtual check-in, online receipt of access instructions, and the ability to request and confirm an early check-in directly through the Sonder app;
•One-Touch WiFi: In-app, one-touch connections to our speedy WiFi;
•Digital Concierge: Curated localized recommendations, available through the app, to help guests navigate each neighborhood’s unique experiences;
•Customer Service On Demand: App-based service requests, connecting guests with our local city team members who are ready to provide timely assistance; and
•Check-out: In-app requests for late check-out and information regarding on- and off-premises baggage storage. The simple app-based check-out process further engages guests by automatically following up with surveys and referral promotion codes.

While the Sonder guest experience aims to be contactless and self-service, our guest services team can be reached 24/7 through the Sonder app, by telephone, text/WhatsApp, and email. For any requests requiring in-person support, we have local team members in each of our cities who are ready to assist.

We also bring a passion for design and creativity to our guests’ experiences. We take pride in the spaces we bring to life through our interdisciplinary teams and external partnerships spanning architecture, product and service design, graphic communications, and more. Our properties have been featured in publications including Surface, Travel + Leisure, Condé Nast Traveler, Elle Decor, Fast Company, Forbes, CNBC, and House Beautiful. Fully equipped kitchens, extra living space, and private laundry facilities are available in many of our apartment-style spaces, providing our guests a wide variety of options whether traveling for leisure or business, individually or as a group.

Supply Growth

As of December 31, 2022, we had approximately 9,700 units available for guest bookings (“Live Units”) across 43 cities and 10 countries, with approximately 7,900 additional units for which we have signed real estate contracts but are not yet available for guests to book (“Contracted Units”), diversified across both apartments and hotels. At December 31, 2022, our five largest cities (New York City, Dubai, Philadelphia, New Orleans, and London) accounted for 38.4% of our Live Units, and our 10 largest cities accounted for 59.0% of our Live Units. In 2023, we intend to focus our supply growth efforts primarily on existing Sonder markets, where we have built localized teams and relationships with developers, investors, and property owners for our Live and Contracted Units. In the future, we intend to expand into additional markets in Europe and North America, as well as other locations.

Our properties include 1-, 2-, and 3+ bedroom and studio furnished apartments, nearly all of which include in-unit laundry appliances and fully stocked kitchens, as well as thoughtfully designed studio and 1-bedroom hotel rooms. The majority of our Live and Contracted Units (“Total Portfolio”) consist of commercial or mixed use apartment developments ranging from small ten or 20 unit buildings to modern 300+ unit towers, with larger buildings comprising an increasing proportion of our apartment portfolio in recent years. Over the past few years, we have gone from leasing portions of buildings to now primarily focusing on leasing full buildings going forward.

A smaller, but growing proportion of our portfolio consists of hotels, where we have partnered with independent hotel property owners to convert existing properties into Sonder-branded or co-branded hotels, putting a modern spin on the traditional hotel, with inspiring design and tech-enabled service.

In the future, we may add resorts and other types of properties to our portfolio. We believe all categories of properties can benefit from better design, modern service, and technology that eliminates inefficiencies.

Demand Generation and Revenue Management

Historically, we generated demand primarily by listing our units on the websites operated by online travel agencies and Internet-based accommodations marketplaces (“OTAs”). OTAs are paid a percentage channel fee for each Sonder unit booked on their platforms. Today, the primary OTAs that travelers use to book our units are Airbnb, Booking.com and Expedia, with 50.1% of 2022 revenue coming through these three OTAs. Guests booking one of our units through an OTA immediately see that their booking is a Sonder property, clearly labeled with the Sonder brand. Guests booking a stay on one of these OTAs can use the Sonder app to manage their stay and enhance their experience, but that is not required.

While OTAs were historically our primary source of demand, we now generate a substantial percentage of revenue directly through Sonder.com, the Sonder app, or our sales personnel. Direct bookings accounted for approximately 47.2% of total revenue in 2022 and 51.6% in 2021. We began experimenting with performance marketing and extended stay discounts on Sonder.com during the early months of the COVID-19 pandemic, and we continue to derive direct bookings from modest performance marketing, repeat bookings, and other organic traffic on Sonder.com.

In the last few years, we have also been developing an internal sales team to focus on corporate and group travel, which are significant revenue sources for most hotels but which have not historically been a major revenue source for us. This team’s efforts include building relationships with travel management companies on the global distribution system (“GDS”), corporate relocation and housing companies, and global and local corporate accounts.

Data-Driven Revenue Management

Our revenue management team uses analytics and data science to optimize pricing and occupancy levels. This includes software that enables our revenue managers to set pricing strategies on a market-by-market basis, taking into account the anticipated response of occupancy rates to pricing changes. We have built pricing automation technology and a room attribution algorithm, which we use to create competitive and dynamic prices.

Ancillary Revenue Opportunities

To complement our typical guest stay revenue, we are continuing to explore opportunities to generate ancillary revenue from value-added services for additional fees. For example, we recently launched guaranteed early check-in and late check-out at some of our properties, available for add-on or separate purchase upon booking or within the Sonder app during a stay. We are also exploring separate charges for room upgrades and value-added room amenities, such as guaranteed parking, and other revenue initiatives.

Leases and Transaction Process

We lease all of our properties, including both existing buildings and development projects. A majority of our leases are fixed leases, whereby we agree to a fixed periodic fee per unit, many times subject to negotiated rent escalations. We also offer flexible contract structures, including mixed lease structures, whereby we agree to pay the real estate owner a minimum fixed periodic fee, plus a certain share of property revenue, at times with a capped periodic amount, and revenue share agreements, whereby we agree to pay the real estate owner a variable fee based on revenue related metrics as specified in the agreement, rather than a fixed periodic fee.

Our typical property lease has a 5- to 7-year initial term, with up to two 5-year renewals at our option. Our leases commonly include upfront rent abatement to offset the initial setup costs and revenue ramp for new units. They also frequently include downside protections, including partial rent relief in the event of a recession, regulatory changes, and force majeure events.

Additionally, in many of our leases, we have negotiated an upfront allowance paid by the real estate owner to help offset the capital invested to prepare and furnish a building and the individual units. We are able to negotiate these allowances by offering real estate owners a higher expected yield on their investment, through future lease payments, compared to a deal without an allowance. Effectively, we are compensating real estate owners for providing “furnished” units. By agreeing to such terms, real estate owners can generate higher future cash flows from units while also allowing us to begin operations with much less upfront capital invested. As noted above, we use the term “Contracted Units” to refer to units subject to leases that we have signed, but are not yet ready for guest booking. Certain signed leases have contingencies or conditions that must be satisfied before we take over the units, and from time to time, we exclude some of these leases from our Contracted Units total based on our judgment about the likelihood that the contingencies or conditions will be satisfied.

Operations

Our operations teams focus on efficiently and effectively opening new Sonder buildings, providing best practice playbooks for ongoing operations, and serving our guests. The team includes both local service staff focused on building openings and guest service requests requiring in-person assistance, as well as central teams focused on supply chain, interior design, real estate development, guest service, and operational excellence.

Supply Chain

In the United States and Canada, we have built a streamlined global supply chain powered by warehouse and inventory management technology. Furniture, art, decor, linens, and other guest facing items are curated and sourced by our centralized sourcing and merchandising team, and initially stored in central warehouses for distribution to local properties. Typically, new buildings receive furniture and decor items all at once, as a full “hotel in a box.” We focus on a high level of furniture quality and reliability while retaining aesthetic appeal and expect our suppliers to abide by our Supplier Code of Conduct (which is informed by internationally recognized social, environmental, and ethical standards). In Europe, the Middle East and Mexico, we work with local providers to deliver a similar aesthetic and grade of product to deliver a high-quality guest experience, brand consistency, and fast deployment.

Building Openings

Our highly experienced on-the-ground teams focus on onboarding new properties quickly and efficiently. Before welcoming guests to a new property, our local teams ensure that the spaces are immaculately set up and well-photographed.

Day-to-Day Operations

Our day-to-day operations are delivered by central and locally based teams, powered by a combination of proprietary and third-party software, to address guests’ inquiries, issues, and requests quickly and effectively. Our central guest services team has hubs in North America, Europe, and Asia.

Back-of-house teams such as housekeeping — both Sonder-employed and third-party providers—use software to help them deliver clean spaces and resolve any guest issues or requests that might arise.

Competition

Given the nature of our business model, we operate in two highly competitive environments: (i) attracting guests; and (ii) securing desirable real estate supply.

Competition for Guests

Travelers have many options as they search for a stay that best suits their needs. We compete for guests based on many factors, including the location and quality of accommodations, property amenities, reputation for guest services and guest-facing technologies, pricing, and brand loyalty. Within traditional hospitality, we compete primarily with major incumbent operators in the upscale and upper upscale hotel segments, such as Hilton, Marriott, and Hyatt, who have built their brands and customer loyalty over several decades. We also compete against boutique hotel operators and smaller hotel chains, particularly in non-U.S. markets.

Guests are increasingly shifting their hospitality spend to alternative accommodation providers that offer differentiated, often home-like experiences at price points below that of traditional hotels. Within alternative accommodations, we compete with a wide variety of operators, many of which focus on a small number of markets. The alternative accommodation space also includes OTAs such as Airbnb, Vrbo (owned by Expedia Group), and other marketplaces, and various large Internet-based companies that advertise vacation homes, home-shares, hotel rooms, and other travel services. While OTAs market and list competitors’ accommodations, they are also an important channel partner for us.

Competition for Real Estate Supply

We compete against various parties for potential new properties in our target markets. On the apartment side, we compete against other leasing styles (e.g., traditional lease-up to 12-month term tenants) as well as other short-term rental companies with similar business models to our own. On the hotel side, we primarily compete against traditional hotel property managers.

We believe that we offer a compelling value proposition to the developers and owners of apartments and hotels. We provide apartment developers potentially superior economics by eliminating lengthy lease-up periods, minimizing sales and marketing costs, simplifying rent collections from a single master lessee, and removing many daily operational burdens. For independent hotel owners, we offer a steady stream of income while taking the operational headaches off their hands and applying technology and design to improve the property’s performance. We believe that we are the preferred counterparty of many of our partners due to our scaled operations and proven track record.

Regulatory Compliance

Our strategy includes rigorous attention to regulatory compliance, as our operations are subject to regulations in the following principal areas, across a wide variety of jurisdictions.

Property and Accommodations Regulation

Our business is subject to U.S. and foreign federal, state, and local laws and regulations that vary widely by city, country, and property type. In many cities, local regulations affect our ability to offer accommodations for specified durations or in certain neighborhoods. Hospitality and transient accommodations operations are also subject to compliance with the U.S. Americans with Disabilities Act and other laws and regulations relating to accessibility, and to laws, regulations, and standards in other areas such as zoning and land use, licensing, permitting and registrations, fire and life safety, environmental and other property condition matters, staffing and employee training, cleaning protocols, and property “star” ratings where required. Additionally, our real estate owners are responsible for their own compliance with laws, including with respect to their employees, property maintenance, and operations, environmental laws, and other matters.

Before signing any new leases in a new market, we engage local legal counsel to help identify relevant regulatory requirements. This research includes analysis on licensing and zoning, building code, accessibility and operations requirements, fire and life safety regulations, tax compliance, and local employment laws. Every leased property has unique characteristics, requiring further due diligence and regulatory analyses before each new lease signing.

Privacy and Data Protection Regulation

In processing travel transactions and information about guests and their stays, we receive and store a large volume of personally identifiable data. The collection, storage, processing, transfer, use, disclosure, protection, and other processing of this information are increasingly subject to legislation and regulations in numerous jurisdictions around the world, such as the European Union’s General Data Protection Regulation (“EU GDPR”) and variations and implementations of that regulation in the member states of the European Union, as well as privacy and data protection laws and regulations in various U.S. States and other jurisdictions, such as the California Consumer Privacy Act of 2018 and its implementing regulations (the “CCPA”), as amended by the California Privacy Rights Act (the “CPRA”), the Canadian Personal Information Protection and Electronic Documents Act (“PIPEDA”), and the United Kingdom (“UK”) General Data Protection Regulation (“UK GDPR”) and UK Data Protection Act.

We take various technical and organizational security measures and other procedures and protocols designed to protect data, including data pertaining to guests and employees, and we are engaged in an ongoing process of evaluating and considering additional steps to comply with the CCPA/CPRA, EU GDPR, PIPEDA, UK GDPR, UK Data Protection Act, and other applicable privacy and data protection laws and regulations.

Employment Laws and Regulations

We are also subject to laws governing our relationship with employees, including laws governing wages and hours, benefits, immigration, workplace safety and health, and hotel-specific ordinances.

Securities, Accounting, and Nasdaq Regulation

We are subject to laws and regulations affecting corporate governance, accounting obligations, and corporate reporting, including the Exchange Act, the applicable requirements of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), the rules and regulations of the SEC, and the listing standards of Nasdaq.

Other Regulation

Our business is subject to various other laws and regulations, involving matters such as income tax and other taxes, consumer protection, online messaging, advertising, and marketing, the U.S. Foreign Corrupt Practices Act and other laws governing bribery and other corrupt business activities, and regulations aimed at preventing money laundering or prohibiting business activities with specified countries or persons. As we expand into additional markets, especially outside of the U.S., we will be subject to additional laws and regulations.

The regulatory environment in each market is often complex and evolving and can be subject to significant change. Some relevant laws and regulations are inconsistent and ambiguous and could be interpreted by regulators and courts in ways that could adversely affect our business, results of operations, and financial condition. Moreover, certain laws and regulations have not historically been applied to an innovative hospitality provider such as Sonder, which often makes their application to our business uncertain. For additional information regarding the laws and regulations that affect our business, see the section entitled “Risk Factors” in this Annual Report on Form 10-K.

Environmental, Social and Governance (“ESG”)

In 2020, we established a dedicated Sustainability, Partnerships, and Social Impact function that supports, advises and provides best practices on responsible business practices across the organization. We understand the importance of ESG in this context and have taken deliberate steps to begin Sustainable Accounting Standards Board data collection and measurement for future disclosure to investors. Our ESG goal is to foster the social, environmental, and economic well-being of the communities we call home. To do this, we are developing business practices through a “People and Planet” framework. This framework illustrates our commitment to our employees and guests, to the communities in which we operate, and to minimizing our environmental footprint. Initial efforts include, among others, the publication of core corporate social responsibility policies, such as a Supplier Code of Conduct, Diversity, Equity, and Inclusion (“DEI”) Statement, Modern Slavery Act Statement, and Zero Tolerance policy reflected in the “house rules” applicable to guest stays. We have also implemented a policy granting time-off to permit employees to engage in local U.S. elections, and a Volunteer Time Off Policy to facilitate employee volunteering. Other initiatives of ours focus on sustainability, such as energy, water and the elimination of single-use plastics at Sonder properties.

Sonder Employees and Culture

Employees

As of December 31, 2022, we had approximately 993 employees in the United States, and approximately 702 employees located in 9 countries outside of the U.S. Our workforce consisted of approximately 995 salaried and approximately 700 hourly employees as of that date. Certain non-U.S. employees are currently represented by unions or covered by a collective bargaining agreement.

Culture

Our people philosophy is to create a workplace where everyone can thrive.

Our culture is defined by ten leadership principles, which are designed to ignite more innovation, to allow us to move quickly and strategically, to keep us inspired and coordinated, and to help us move faster, be more inspiring, and be a better place to work.

Diversity, Equity, and Inclusion

Extending hospitality to all is one of our leadership principles. Living up to that principle means fully embracing diversity so that all of our employees, guests, partners, and communities feel safe, respected, included, cared for, and empowered.

We are resolute against hate. In accordance with our non-discrimination and harassment policy, we have zero tolerance for racism, sexism, discrimination, intimidation, or violence of any kind.

An important part of our business mission is a never-ending pursuit to make things better. We are in the early stages of our DEI work as a company. We have created a DEI working group to listen to and to engage employees and evaluate our progress. We have also established several employee resource groups whose aim is to foster a diverse, equitable and inclusive workplace.

Intellectual Property

We rely on trademarks, domain names, copyrights, trade secrets, contractual provisions, and restrictions on access and use to establish and protect our proprietary rights.

At December 31, 2022, we had 104 trademark registrations and pending applications, including registrations for “Sonder” in the United States, Canada and various other countries, applications and registrations for the Sonder bird logo in 33 countries, and one registration for “Sonder” (and bird logo) and two applications for “SONDER in Chinese Characters” in China.

In addition to trademark protection, we reserve and register domain names when and where deemed appropriate and are the registered holder of more than 80 domain names, including “sonder.com.”

In addition to the protection provided by our intellectual property rights, we enter into confidentiality and proprietary rights agreements with certain of our employees, consultants, contractors, and business partners. Certain employees and contractors are also subject to invention assignment agreements. We further control the use of our proprietary technology and intellectual property through provisions in the terms of use on our website and guest app.

Seasonality

Seasonality causes period-to-period variances in a particular property’s occupancy and pricing, depending upon seasonal factors such as weather patterns, local events, and holidays, as well as property location and type. Based on results prior to the COVID-19 pandemic, our revenue per available room tends to be lower across our portfolio in the first quarter and fourth quarters of each year due to seasonal factors such as weather and holidays and the market mix and product mix of our portfolio at the time. However, the effect of seasonality will vary as our market mix and product mix continues to evolve. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for more information.

Corporate Information

We were originally incorporated in Delaware on July 21, 2020 under the name “Gores Metropoulos II, Inc.” as a special purpose acquisition company, formed for the purpose of effecting an initial business combination with one or more target businesses. On January 22, 2021, we consummated our initial public offering. On January 18, 2022, we consummated a business combination with Sonder Operating Inc. f/k/a Sonder Holdings Inc. (“Legacy Sonder”), a privately held operating company (the “Business Combination”), and changed our name to Sonder Holdings Inc.

Available Information

Our website is www.sonder.com. We make available, free of charge, various information for investors on the Investor Relations page of our website, investors.sonder.com, including our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports, proxy statements and other information, as soon as reasonably practicable after we electronically file that material with, or furnish it to, the SEC. We also use the Investor Relations page of our website for purposes of compliance with Regulation FD and as a routine channel for distribution of important information, including blogs, news releases, investor presentations, financial information, and corporate governance practices. The information found on our website is not part of this or any other report we file with, or furnish to, the SEC. Our SEC filings are also available to the public at the SEC's website at http://www.sec.gov.

Item 1A. Risk Factors

You should carefully review and consider the following risk factors and the other information contained in this report, including the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes thereto included elsewhere in this report, in making an investment decision. Our business, operating results, financial condition, or prospects could also be harmed by risks and uncertainties not currently known to us or that we currently do not believe are material. If any of the risks actually occur, our business, operating results, financial condition and prospects could be adversely affected. In that event, the market price of our common stock or other publicly traded securities could decline, and you could lose part or all of your investment. The occurrence of one or more of the events or circumstances described in these risk factors, alone or in combination with other events or circumstances, may have a material adverse effect on our business, cash flows, financial condition, and results of operations. The risks discussed below may not prove to be exhaustive and are based on certain assumptions made by us that later may prove to be incorrect or incomplete. We may face additional risks and uncertainties that are not presently known to us, or that are currently deemed immaterial, which may also impair our business or financial condition. The following discussion should be read in conjunction with the financial statements and notes to the financial statements included herein.

Risk Factor Summary

Below is a summary of the principal factors that could materially harm our business, operating results and/or financial condition, impair our future prospects, or cause the price of our publicly traded securities to decline. This summary does not address all of the risks that we face. Additional discussion of the risks summarized in this risk factor summary, and other risks that we face, can be found below under the heading “Risk Factors” and should be carefully considered, together with other information in this Annual Report on Form 10-K and our other filings with the SEC before making an investment decision regarding our securities.

•    Our actual results may differ materially from our forecasts and projections.
•    Our focus on achieving positive free cash flow within 2023 without additional fundraising may be unsuccessful, and restructuring initiatives may not provide the expected benefits and could adversely affect us.
•    Our results could be negatively affected by inflation and other macroeconomic factors and by changes in travel, hospitality, real estate, and vacation markets.
•    We may be unable to negotiate satisfactory leases or other arrangements to operate new properties, onboard new properties in a timely manner, or renew or replace existing properties on satisfactory terms or at all.
•    Delays in real estate development and construction projects could adversely affect our ability to generate revenue from the related leased properties.
•    Newly leased properties may generate revenue later than we estimated and may be more difficult or expensive to integrate into our operations than expected.
•    Our limited operating history and evolving business make it difficult to evaluate our future prospects and challenges.
•    We may be unable to manage our growth effectively.
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
•    Public health concerns, including but not limited to the COVID-19 pandemic and any future public health crises, may have a negative impact on us.
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
•    We face challenges in attracting and retaining sufficient, highly skilled personnel, including hourly employees, who are necessary to our success, and are subject to risks associated with the employment of hospitality personnel, including unionized labor.
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
•    Our processing, storage, use and disclosure of personal data expose us to risks of internal or external security breaches and could give rise to claims, governmental investigations and penalties, other liabilities, increased costs including higher insurance premiums, damage to reputation, and/or reduced revenue.
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

Risks Related to Our Business and Industry

Unless the context requires otherwise, references to “Sonder,” “we,” “our” and “us” in this section are to the business and operations of Legacy Sonder prior to the Business Combination and our business and operations as directly or indirectly affected by Legacy Sonder by virtue of our ownership of the business of Legacy Sonder through our subsidiaries following the Business Combination.

Our forecasts and projections are based upon assumptions, analyses and estimates developed by our management. If these assumptions, analyses or estimates prove to be incorrect or inaccurate, our actual results may differ materially from those forecasted or projected.

Our forecasts and projections, including projected revenues, margins, profitability, cash flows, Bookable Nights, RevPAR, lease signings and Live Units, and our anticipated market opportunity, growth and penetration, are subject to significant uncertainties and are based on assumptions, analyses and estimates developed by our management, including with reference to third-party forecasts, any or all of which may prove to be incorrect or inaccurate. These include assumptions, analyses and estimates about future pricing and Occupancy Rates, and the anticipated cost savings, more favorable capital requirements and other benefits of our Cash Flow Positive Plan, announced in June 2022. Other assumptions include the type and size of future properties, the timing of lease signings, building openings and development, the satisfaction of conditions or contingencies in signed leases, local regulatory environments, the terms of future leases, and future costs, all of which are subject to a wide variety of business, regulatory and competitive risks and uncertainties. If these assumptions, analyses or estimates prove to be incorrect or inaccurate, our actual results may differ materially from those forecasted or projected, adversely affecting the value of our common stock.

Our focus on achieving positive quarterly Free Cash Flow within 2023 may be unsuccessful, we may not realize some or all of the expected benefits of our previously announced restructuring or any future restructuring initiatives, and our restructuring efforts may adversely affect our business.

The focus of our Cash Flow Positive Plan is to achieve positive quarterly Free Cash Flow (“FCF”) within 2023 without additional fundraising, by reducing cash costs, reducing our planned pace of signing new Contracted Units, increasing our focus on signing “capital light” properties, and focusing on rapid payback RevPAR initiatives. The Cash Flow Positive Plan includes a restructuring of operations, with a reduction in corporate and frontline headcount in mid-2022, as well as a further reduction in corporate headcount announced on March 1, 2023. In early 2020, we also undertook staff furloughs and reductions, lease exits, and other cost-saving actions due to the COVID-19 pandemic, and we may undertake other restructuring or cost-saving initiatives in the future. The actions we announced in June 2022 and on March 1, 2023, as well as future restructuring or cost-saving initiatives, may not achieve our goal of achieving positive quarterly FCF within 2023 without additional fundraising, or at all, increase the number of “capital light” properties in our portfolio, or otherwise achieve our cash flow, profitability or operational objectives. The reduction in our pace of signings and our increased focus on signing “capital light” properties may result in fewer Live Units than we have forecasted, which may result in lower than expected revenues and cash flow.

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

Our business is particularly sensitive to trends in the travel, hospitality, and real estate markets, and trends in the general economy, which are unpredictable. Travel, including demand for accommodations, is highly dependent on discretionary spending levels. As a result, hospitality sales tend to decline during general economic downturns and recessions, and times of political or economic uncertainty, as consumers engage in less discretionary spending, are concerned about unemployment or inflation, have reduced access to credit, or experience other concerns or effects that reduce their ability or willingness to travel. Leisure travel in particular, which we believe accounts for a majority of our bookings, is dependent on discretionary consumer spending levels. Downturns in worldwide or regional economic conditions have led to a general decrease in leisure travel and travel spending, and similar downturns or inflationary pressures in the future, such as from geopolitical and recessionary macroeconomic conditions, may materially adversely impact demand for our accommodations. Such a shift in consumer behavior could materially and adversely affect our business, results of operations, and financial condition. Therefore, our operating results may be adversely affected by changes in the broader economy and the travel, real estate and vacation rental industries.

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

We currently lease all of our locations. We continually pursue additional units by signing new leases or additions to existing leases, and we also pursue other arrangements with property owners and developers. If we fail to secure or renew leases or other arrangements for attractive properties, we will not be able to expand our portfolio of properties and may not achieve our growth and financial forecasts.

We may not be able to add sufficient properties to our portfolio that meet our brand standards, at an acceptable cost and on acceptable terms, to meet our strategic growth goals and financial forecasts. Due to the number of properties that we have already secured under leases or other arrangements in many major U.S. and Canadian cities, we may find it more difficult to find additional attractive properties in those markets. In Europe and other international markets, we have less experience and fewer real estate personnel, and local regulations and real estate industry practices may make it more difficult to locate properties that are strategically aligned with our business model. Recent increases in interest rates, inflation in construction and other costs, and concerns about a recession have caused and may continue to cause some property developers to delay or abandon development projects that we would otherwise seek to add to our portfolio. Even where we identify suitable properties, we may not be able to negotiate leases or other arrangements on commercially reasonable terms. Real estate owners may not accept our proposed terms, including due to our recently increased focus on signing agreements with lower capital expenditure obligations and quick payback timeframes. We may have difficulties in providing real estate owners with acceptable letters of credit in lieu of cash deposits, and these difficulties may intensify due to the March 2023 government-arranged closure and receivership of Silicon Valley Bank (“SVB”), one of the financial institutions that we had used for letters of credit. Any such difficulties may result in higher cash outlays for lease security deposits, delays in signing leases as alternative sources of security are sought, or additional complications in signing leases in a timely manner. Real estate owners may also be less willing to enter into transactions with us due to the recent decline in our stock price and related concerns of owners or their lenders about our creditworthiness, future cash position or ability to raise capital.

In addition, commercial terms that are negotiated by our real estate teams in existing markets may not be widely accepted in new markets, which may complicate or delay our planned expansion or make such expansion less attractive. Competition for attractive properties can be intense, and competitors may offer owners and developers more attractive terms. We also have relatively little experience with alternatives to traditional leases, which may make it more difficult for us to secure properties where the owner or developer prefers a management agreement or other occupancy arrangement over a lease.

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

Delays in real estate development and construction projects related to our leases could adversely affect our ability to generate revenue from such leased properties, and newly leased properties may be more difficult or expensive to integrate into our operations than expected.

Our business is also subject to property development risks. We often enter into arrangements with property developers to lease all or a portion of a building that is being built or converted for housing accommodations. We expect the number of these early-stage development projects within our business to increase. Even where a project proceeds as planned, it can be many months or even years before the leased property is completed and Live Units become available for guest booking. In addition, the commitments of owners and developers under these arrangements are subject to various conditions and the completion of such development and construction projects are subject to numerous risks, including, in many cases, the owner’s or developer’s ability to obtain adequate financing, construction materials or labor, and governmental or regulatory approvals. Recent increases in interest rates, and inflation in construction and other costs, have caused and may continue to cause some property owners and developers to have difficulty financing, refinancing, or completing projects that we plan to lease. We have experienced unforeseen terminations of and delays in the readiness of property developments, and we expect to encounter similar events in the future. As a result, any such properties in our forecast property pipeline may not develop into new sources of revenue when we anticipated or at all.

Even when we succeed in signing a lease for a new property, the landlord or developer may be unable or unwilling to deliver the property in the timeline initially provided for, or we may encounter other unforeseen delays in preparing the property for initial guest bookings. We refer to this process as “building opening.” Delays in building openings also may occur due to supply chain shortages including fixtures, furnishings and other materials, delays in governmental permits and approvals, landlords’ and developers’ delays in obtaining adequate financing, labor shortages, or the unavailability of third-party contractors. Later than expected building openings at properties also results in a delay in generating revenue from such properties, which could cause us to miss our financial forecasts. In addition, the success of any new property will depend on our ability to integrate the property into existing operations, which is subject to uncertainties including potential difficulties in integrating guest-facing and back-office systems or in engaging third-party vendors to service the properties. Newly leased properties could be more difficult or expensive to onboard, have undisclosed conditions that result in unanticipated expenses or claims against us for which we may have little or no effective recourse against the landlord, or otherwise may not provide their anticipated benefits.

Our limited operating history and evolving business make it difficult to predict whether we will achieve our financial, operating and growth forecasts.

Our business continues to evolve. We have expanded significantly since our inception, including the number of cities and countries in which we operate. Within the last few years, we also have begun to operate properties with traditional hotel room layouts and with more extensive and complex amenities and systems, and to focus our expansion efforts on leasing full buildings or larger numbers of units or floors within a property. In addition, we have operated many of our leased properties for a limited period of time, and their early results may not be indicative of their long-term performance. For example, a large portion of units available for guest bookings as of December 31, 2022, which we refer to as “live” units, had been live for less than one year. Our relatively limited operating history and evolving business make it difficult to evaluate the likelihood that we will achieve our financial, operating and growth forecasts, and to predict and plan for the risks and challenges we may encounter. These risks and challenges include our ability to:

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
•Hire, integrate and retain talented people at all levels of our organization; and
•Successfully develop or integrate new features, amenities and services to enhance the experience of guests.

If we fail to address these risks and difficulties, our business, financial condition and results of operations could be adversely affected. Further, because we have limited historical financial data and operate in a rapidly evolving industry, any predictions about future revenue and expenses may not be as accurate as they would be if we had a longer operating history or operated in more predictable markets. If we do not address these risks successfully, or if our assumptions regarding these risks and uncertainties, which are used to plan and operate our business, are incorrect or change, our results of operations could differ materially from expectations and our business, financial condition, and results of operations could be adversely affected.

We may be unable to effectively manage our growth.

Since our inception, we have experienced rapid growth and continue to pursue significant unit growth in existing and new markets throughout the world. As we announced in June 2022, we have moderated our planned pace of signing new units and intend to drive near-term growth primarily by opening already Contracted Units; however, we continue to pursue additional signings in various markets. Despite our staff reductions announced in June 2022 and March 2023, we continue to recruit and hire personnel to support building openings, guest service and other functions, both in the United States and internationally.

Our business is becoming increasingly complex due in part to the continued rapid evolution of the hospitality industry (including rapid changes in regulations and guest preferences due to the COVID-19 pandemic), our continued expansion into new markets, the increasing number of hotels within our portfolio, the growing scope and variety of property amenities and systems for which we have or share responsibility, changing local and national tax regimes, regulatory requirements, and labor markets. This increased complexity and rapid growth have demanded, and will continue to demand, substantial resources and attention from our management. To support our planned growth, we will need to improve and maintain our technology infrastructure and business systems, which may be costly and is subject to uncertainties. We will also need to hire additional specialized personnel in the future as we balance the pursuit of our profitability and growth objectives. For example, we will need to hire, train and manage additional qualified employees to support our engineering, real estate, operations and support teams, as well as employees experienced in security and hospitality operations to support our growing city teams to properly manage our growth. When we enter or expand operations in a particular city, we will also need to hire building opening and guest services staff to meet target dates for opening new properties even before these properties begin to generate revenues.

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

We have a history of net losses, and we may not be able to achieve or maintain profitability in the future.

We have incurred net losses and negative cash flow each year since our inception, and we may not be able to achieve or maintain profitability or positive cash flow in the future. We incurred substantial net losses over the past several years, resulting in an accumulated deficit of $980.6 million at December 31, 2022. We also had negative cash flow from operating activities of $149.0 million and $179.4 million for the years ended December 31, 2022 and 2021, respectively. Our expenses will likely increase in the future as we seek to expand in existing and new domestic and international markets, focus heavily on sales and marketing efforts, continue to invest in new technologies, internal systems, designs and unit amenities, expand our operations, and hire additional employees. These efforts may be more costly than expected and may not result in expected increases in revenue or growth in our business, which would impair our ability to achieve or maintain profitability or positive cash flow. Our Cash Flow Positive Plan announced in June 2022 may not provide the cash flow, cost savings or other benefits that we anticipate, as described above.

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

We typically devote resources to prepare a newly leased property for its initial guests, referred to as building openings, and to keep our leased properties in a safe and attractive condition. Although we endeavor to have the landlord or developer bear the out-of-pocket opening costs, we are sometimes responsible for all or a portion of these costs. Even where landlords and developers are contractually responsible for some costs, they may dispute or fail to comply with their obligations. In addition, while the majority of our leases require landlords to bear responsibility for the repair and maintenance of building structures and systems, at times we are responsible for some of these obligations, and in most cases, we are responsible for the repair and maintenance of damage caused by our guests. Our leases may also require that we return the space to the landlord at the end of the lease term in essentially the same condition it was delivered to us, which may require repair work. The costs associated with our building openings, repair and maintenance may be significant and may vary from our forecasts.

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

We do not own any of our properties and manage and operate them under leases with third-party landlords. At some properties, our guest units comprise only a portion of the building and common areas and amenities are shared with other tenants or unit owners. We often have limited control over the common areas and amenities of buildings in which our units are located. In addition, we depend on our landlords to deliver properties in a suitable condition and to perform important ongoing maintenance, repair and other activities with respect to common areas, amenities and building systems such as plumbing, elevators, electrical, fire and life safety. If our landlords do not fulfill their obligations or fail to maintain and operate their buildings appropriately, we could be subject to claims by guests and other parties, and our business, reputation and guest relationships may suffer.

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

Our leases may be subject to termination before they are scheduled to expire, in certain circumstances including the bankruptcy of a developer or landlord, noncompliance with underlying covenants governing the property, or, under some agreements, failure to meet specified financial or performance criteria. Some leases also contain conditions to the landlord’s or our obligations or permit the landlord to terminate before the scheduled expiration date, including due to any failure by us to provide a cash security deposit or an acceptable letter of credit, surety bond or other security instrument. Some leases for Contracted Units (which are units that have signed real estate contracts but are not yet available for guests to book) have contingencies (including construction financing contingencies, zoning, permitting or other regulatory conditions, and landlord purchase contingencies) that must be satisfied prior to our takeover of the units. If these contingencies are not satisfied prior to our takeover of the units, the lease is terminable by us or the landlord. In addition, certain leases are terminable by the landlord for other reasons. Many of our leased properties have been pledged as collateral for mortgage loans entered into by the owners of the properties when those properties were purchased or refinanced. If those owners cannot repay or refinance maturing indebtedness on favorable terms or at all, such owners may declare bankruptcy and/or lenders could declare a default, accelerate the related debt, and foreclose on the subject property. In addition, some of our units are subleased from parties that lease the underlying property from its owner. If our landlord fails to comply with its underlying lease, or the lease is otherwise terminated earlier than expected, we could lose the right to continue to operate our units or could be forced to cure the landlord’s failure without being assured of recouping the related costs. From time to time, we have experienced the loss or disruption of leases for Contracted Units and Live Units for reasons such as those described above, and similar events may occur in the future. The termination of our leases due to any of the foregoing events would eliminate our anticipated income and cash flows from the affected property, which could have a significant negative effect on our results of operations and liquidity. Landlords or other business partners may also assert the right to terminate leases or other significant contracts even where the agreements do not provide such a right. If terminations occur for these or other reasons, we may need to enforce our right to damages for breach of contract and related claims, which may cause us to incur significant legal fees and expenses. Any damages we ultimately collect could be less than the projected future value of the revenues and income we would have otherwise generated from the property. Early terminations of significant agreements could hurt our financial performance or our ability to grow our business.

The COVID-19 pandemic and any future public health crises have had, and may continue to have, a material detrimental impact on our business, operations, and financial results.

The COVID-19 pandemic caused severe economic disruptions around the world. While vaccines, booster shots, and treatments are now available in many countries, the ability of vaccination and treatment programs to curtail the impacts of the pandemic are uncertain. These factors may contribute to delays in economic recovery and continued reluctance to travel. The ongoing impact of the COVID-19 pandemic, including due to any new variants and resurgence of infections, and any future public health crises, includes the following:

•Governments, public institutions and other organizations have in the past and may in the future impose or recommend, at various times and degrees, that businesses and individuals implement restrictions on a wide array of activities to combat its spread, such as restrictions and bans on travel or transportation (including border closures), limitations on the size of in-person gatherings, closures of, or occupancy or other operating limitations on, work facilities, hospitality facilities, schools, public buildings and businesses, cancellation of events and meetings, mandatory vaccination requirements, and quarantines and lock-downs.

•COVID-19 and efforts to mitigate its spread, as well as declines in overall willingness to travel due to the risk of COVID-19 transmission, dramatically reduced travel and demand for accommodations at the outset of the pandemic, and the subsequent emergence of new variants of the virus have at times negatively affected, and together with any possible new virus outbreaks, may again in the future negatively affect, our business.

•The COVID-19 pandemic necessitated more restrictive approaches to providing guest services, changes in guest cancellation and refund practices, and additional guest support resources related to enhanced health and hygiene requirements. We also implemented new cleaning procedures and health and safety protocols, and restricted certain bookings due to pandemic-related travel restrictions. These steps and further changes we may make to respond to current or future public health concerns may negatively impact guest satisfaction, guest services and hospitality operations, and our reputation and market share may suffer as a result.

•The COVID-19 pandemic or any other future public health crisis may also cause financial difficulties for our landlords, resulting in inadequate maintenance or other problems at the properties we offer to guests, which could damage our revenues and reputation, disrupt our operations, and lead to costly or disruptive disputes.

•In response to the COVID-19 pandemic’s effect on demand for accommodations, we took steps to reduce operating costs, including, in March 2020, laying off a substantial number of employees, and temporarily furloughing, reducing compensation, or implementing reduced work weeks for other personnel. Future public health crises may have similar effects on the hospitality industry. These steps and further changes we may make to reduce costs in response to a future public health crisis may negatively impact our ability to attract and retain employees, and our reputation and market share may suffer as a result. In addition, through lease renegotiation and exercise of termination rights, we phased out nearly 3,400 units from our portfolio from March 1 through December 31, 2020 (including both Live Units and units that were leased but not yet receiving guests), which resulted in lease termination costs and other offboarding-related expenses, disputes with landlords, and foregone revenue from the phased-out units. A future public health crisis may also result in reductions in our Live Unit and/or leased unit portfolio.

•In addition, the ongoing COVID-19 pandemic or a future public health crisis may disrupt or delay our planned growth in our property portfolio, for example, by adversely affecting the ability of some developers to obtain or draw upon financing arrangements for projects that are in construction or development, or by causing financial difficulties for some existing and prospective landlords, which may impair their willingness or ability to invest in property developments, improvements or conversions necessary to add to our portfolio of units. The COVID-19 pandemic also caused construction delays due to government restrictions on non-essential activities and shortages of supplies caused by supply chain interruptions, and a future public health crisis may similarly affect real estate development activities. As a result, some of the properties in our pipeline may not enter the market or become part of our portfolio when anticipated, or at all. Delays, increased costs, and other impediments to projects under development, or to our unit opening process, would reduce our ability to realize revenue.

We cannot predict the long-term effects of the COVID-19 pandemic or any future public health crisis on our partners and their business and operations or the ways that the pandemic or a future public health crisis may alter the travel and hospitality industries. A future pandemic or other public health crises may require similar responses and have similar impacts that may result in other cost increases, including higher operating expenses due to the need to invest in new technology, amenities, or unit designs in order to satisfy new health and safety regulations or to conform to evolving guest expectations. Similarly, we may need to adjust to future supply shortages or other changes in our supply chain as well as structural changes to certain types of travel.

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
•Guests not receiving timely and adequate customer/guest service support;
•Failure to provide new or enhanced amenities and services that guests value;
•Any disruptions in guests’ access to properties or to the properties’ amenities;
•Ineffectiveness of marketing efforts;
•Negative associations with, or failure to raise awareness of, our brand;
•Negative perceptions of the safety of our properties or the security of our app or website, including due to the security incident involving unauthorized access to one of our systems that included certain guest records, which we disclosed in November 2022, or any future data security incident; and
•Inflation, economic recessions or other macroeconomic factors, and other conditions outside of our control affecting travel and the hospitality industry generally.

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

In order to continue to attract new guests and generate repeat bookings from previous guests, and to attract property developers and landlords, we will need to continue to invest in the development of new amenities, services and features that add value to the Sonder brand and/or differentiate us from our competitors. The success of any new amenity, service or feature depends on several factors, including its timely completion, strategic introduction, and market acceptance, all of which remain subject to various uncertainties. If guests, property developers and landlords do not recognize the value of the new amenities, services, or features, they may choose not to engage with us.

Developing and delivering these new or upgraded amenities, services and features is costly and involves inherent risks and difficulties. Consumer preferences for interior design and furnishings and technology-related services are subject to frequent change. Technology development efforts may be unsuccessful, and any new features or services offered to guests through our website or app may be difficult to manage or maintain. We cannot guarantee that such efforts will succeed or that new or upgraded amenities, services and features will work as intended or provide their expected value. In addition, some new or upgraded amenities, services and features may be difficult for us to continue to market, may require additional regulatory permits and personnel, may subject us to additional liabilities, and may involve unfavorable pricing or fees. Further, the efforts required to develop, integrate, launch, and maintain new amenities, services, and features could divert resources away from other projects and initiatives. Even if we succeed in introducing new or upgraded amenities, services and features, we cannot guarantee that our guests or landlords will respond favorably to them, or that they will result in a positive return on investment.

In addition to developing our own amenities, features and services, we have and may continue to license or otherwise integrate applications, technologies, content and data from third parties. These third-party applications may not support our offerings as intended, may cause unanticipated disruptions in guests’ bookings, in-room experience, or our other business operations, and may not remain available on commercially reasonable terms, or at all. If we partner with companies to offer food delivery, parking or other services through our app, these third-party services may be difficult to integrate with our other product offering, may not comply with guest security and privacy measures or otherwise operate as we intended, could give rise to guest complaints, and could damage our brand and reputation.

We offer different types of hospitality services than traditional hospitality operators and short-term rental marketplaces, and if guest and property owner acceptance of this innovative approach to accommodations does not continue to grow or grows more slowly than we expect, our business, financial condition and results of operations could be adversely affected.

We offer a distinctive type of hospitality service for which the market is still relatively new, and it is uncertain to what extent market acceptance will continue to grow, if at all, and particularly during times of market volatility, rising interest rates, and general economic instability. Our success will depend on the willingness of potential guests and the market at large to widely adopt our particular model of hospitality services, which differs from both traditional hotels and short-term rental marketplaces such as Airbnb. In many geographies, including geographies that we hope to enter in the future, the market for our hospitality services is unproven, with little data or research available regarding the market and industry. If potential guests do not perceive our units’ designs, amenities, location, or pricing to be attractive, or choose different accommodations due to concerns regarding safety, the availability of onsite staffing, amenities or services associated with traditional hotels, affordability or other reasons, then the market for our accommodations may not further develop, may develop more slowly than expected or may not achieve its expected growth potential. Such outcomes could adversely affect our business, financial condition, and results of operations.

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

The hospitality market is highly competitive and fragmented. In addition, new competitors may enter the market at any time. Our current and potential competitors include global hotel brands, regional hotel chains, independent hotels, OTAs and short-term rental services. Numerous vacation, hotel and apartment rental listing websites and apps also compete directly with us for guests. Our competitors may adopt aspects of our business model, which could reduce our ability to differentiate our services. For example, the COVID-19 pandemic caused some competitors, including traditional hotels, to introduce contactless check-in and self-service technologies that they did not previously offer, and to market their services to digital nomads, and has encouraged the development and rollout of in-room communications hubs and other technologies that may permit competitors to offer more technology-enabled guest services. Certain current and potential competitors may also offer inspiring designs at attractive locations or have greater economies of scale and other cost advantages that allow them to offer attractive pricing. We also compete with hotel operators, property rental and management companies, and others to secure leases for attractive properties to add to our portfolio. If we are unsuccessful in offering a distinctive combination of modern, technology-enabled service and superior design at an affordable price point, or are unable to lease new properties, we may be unable to compete effectively and may be unable to attract new or retain existing guests and landlords.

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

We believe we compete for guests primarily on the basis of the quantity and quality of our units, the global diversity and attractiveness of our units, the quality of our guests’ experience, and our customer service, brand identity and price. Competitive factors in our industry are subject to change, such as the increased emphasis on cleaning, social distancing and “healthy buildings” that occurred during the COVID-19 pandemic. If guests choose to use other competitive offerings in lieu of ours, our revenue could decrease, and we could be required to make additional expenditures to compete more effectively. Any of these events or results could harm our business, operating results and financial condition.

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

We market our units through third-party distribution channels, and if such third parties do not perform adequately or terminate or modify their relationships with us, our business, financial condition, and results of operations could be adversely affected.

Our success depends in part on our relationships with third-party distribution channels to list our units online and raise awareness of our brand. In particular, we generate demand by marketing our units with OTAs, such as Airbnb, Booking.com, and Expedia. Bookings through these OTAs and other indirect channels accounted for over half of our revenues in the year ended December 31, 2022. The terms of some of our agreements with these partners allow the partner to change or terminate terms at their discretion. If any of our partners terminate their relationship with us or refuse to renew their agreement with us on commercially reasonable terms, we would need to find alternate providers and may not be able to secure similar terms or replace such providers in acceptable time frames. Additionally, many of these OTAs have discretion in how units are listed or prioritized within their platform and may unilaterally reduce the visibility of our units. Our revenues could be adversely affected if our units are not featured prominently or accurately within OTA platforms for any reason, including changes in an OTA’s relationship with us or its competitors, errors by an OTA, outages experienced by an OTA, or otherwise. If our relationship with an OTA is terminated or the OTA makes changes that reduce the prominence of our units on its platform, our revenue could be materially adversely affected.

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

Our strategy includes increasing the proportion of stays booked directly with us through our website, mobile app, and our sales personnel, but we may be unsuccessful in increasing direct bookings, and we expect to continue to rely to a significant extent on bookings through OTAs and other Internet-based travel intermediaries. In the year ended December 31, 2022, over half of our revenues were attributable to bookings through OTAs and other indirect channels. Major Internet search companies also provide online travel services that compete with our direct bookings. If indirect channels increase in popularity, these intermediaries may be able to obtain higher commissions or other concessions from us. Some travel intermediaries are also entering into arrangements that compete with us more directly, such as partnering with hotel owners to provide access to technology or consumer data, or to operate under the intermediary’s brand. Intermediaries may reduce bookings at our properties by de-emphasizing our properties in search results on their platforms, or requiring our listings to meet certain criteria, and other online providers may divert business away from our properties.

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

Our results of operations have historically varied from period-to-period, and we expect that our results of operations will continue to do so for a variety of reasons, many of which are outside of our control and difficult to predict. Because our results of operations may vary significantly from quarter-to-quarter and year-to-year, the results of any one period should not be relied upon as an indication of future performance. Our revenue, expenses, operating results and cash flows, as well as our key operating metrics, have fluctuated from quarter-to-quarter in the past and are likely to continue to do so in the future. These fluctuations are due to, or may result from, many factors, including:

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
•Any impairments of the right-of-use assets recorded with respect to our operating leases, or other impairments of long-lived assets, that may be recorded if there are any events or changes in circumstances that indicate that the carrying amount of the long-lived asset might not be recoverable, which would result in additional non-cash expenses in our results of operations;
•New laws or regulations, or new interpretations of existing laws or regulations, that harm our business or restrict the hospitality industry, travel, the Internet, e-commerce, online payments, or online communications; and
•Other risks described elsewhere herein.

Fluctuations in operating results may, particularly if unforeseen, cause us to miss projections or guidance we may have provided to the public. In addition, a significant portion of our expenses and investments, such as our leases, are fixed and such fluctuations in operating results may cause us to face short-term liquidity issues, impact our ability to retain or attract key personnel or expand our portfolio of properties, or cause other unanticipated issues. Company-wide margins may also be difficult to predict because a significant portion of the property portfolio will still be opening or only recently operating at any point in time, and therefore will not be comparable to the profitability of more mature units. As a result of the potential variability in our quarterly revenue and operating results, we believe that quarter-to-quarter comparisons of our revenue and operating results may not be meaningful, and the results of any one quarter should not be relied upon as an indication of future performance.

Our long-term success depends, in part, on our ability to expand internationally, and our business is susceptible to risks associated with international operations.

Although in June 2022, we announced plans to moderate our pace of signing new real estate contracts and to focus new signings on countries where we already have operations, we continue to expand our operations. Currently, we maintain properties in the United States, Canada, the United Kingdom, Ireland, continental Europe, Mexico and the United Arab Emirates, and plan to continue our efforts to expand globally, including, eventually, in jurisdictions where we do not currently operate. Managing a global organization is challenging, time consuming and expensive, and any international expansion efforts that we undertake may not be profitable in the near or long term or otherwise be successful. We have limited operating experience in many foreign jurisdictions and must continue to make significant investments to build our international operations. Conducting international operations subjects us to risks that we generally do not face in the United States. These risks include:

•Costs, risks and uncertainties associated with tailoring our services in international jurisdictions as needed to better address and balance both our needs, the needs of our guests, and threats of local competitors with compliance under applicable rules and regulations;
•Uncertainties in forecasting revenues and expenses in markets where we have not previously operated;
•Costs and risks associated with international, national, and local laws, regulations and policies governing topics such as zoning (hotels and other accommodations) and permits, accessibility, property development and property rental, accessibility, health and safety, climate change and sustainability, and privacy, as well as labor and employment;
•Differences in local real estate and hotel industry practices, including leasing and hotel transaction terms, that may make it challenging for us to add properties on satisfactory terms or that may require higher than expected upfront payments, security deposits, repair and maintenance expenses, amenity expenses, or other costs;
•Operational and compliance challenges caused by distance, language, and cultural differences;
•Costs and risks associated with compliance with international tax laws and regulations;
•Costs and risks associated with compliance with the U.S. Foreign Corrupt Practices Act and other laws in the United States related to conducting business outside the United States, as well as the laws and regulations of non-U.S. jurisdictions governing bribery, anti-money laundering and other corrupt business activities;
•Costs and risks associated with human trafficking, modern slavery and forced labor reporting, training and due diligence laws and regulations in various jurisdictions;
•Being subject to other laws and regulations, including laws governing online advertising and other Internet activities, email and other messaging, collection, use and storage of personal information, ownership of intellectual property, taxation and other activities important to our online business practices;
•Additional exposure to adverse movements in currency exchange rates;
•Competition with companies that understand the local market better than we do or that have preexisting relationships with landlords, property developers, regulators and guests in those markets;
•Adverse effects resulting from the U.K.’s exit from the European Union (commonly known as “Brexit”);
•Reduced or varied protection for intellectual property rights in some countries; and
•Other events or factors, including political, social and macroeconomic factors, hostilities and war (including the 2022 Russian invasion of Ukraine), acts of terrorism or responses to these events.

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

While the metrics presented herein are based on what we believe to be reasonable assumptions and estimates, our systems and tools have a number of limitations, and our methodologies for tracking these metrics may change over time. In addition, limitations or errors with respect to how we measure data or with respect to the data that we measure may affect our understanding of certain details of our business, which could affect our long-term strategies. If the internal systems and tools we use to track these metrics understate or overstate key performance indicators or contain other technical errors, the data we report may not be accurate. If investors do not perceive our operating metrics to be accurate, or if we discover material inaccuracies with respect to these figures, our reputation may be significantly harmed, and our results of operations and financial condition could be adversely affected.

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
•Guest privacy and data security practices, and any breaches of privacy or data security, including the security incident involving unauthorized access to one of our systems, which included certain guest records, that we announced in November 2022;
•Publicized incidents in or around our properties;
•Employee and labor relations;
•Any local concerns about perceived over-tourism or the effect of new hotels or other accommodations on affordable housing, noise or neighborhood congestion;
•Our support for local communities, and other community relations matters;
•Our approach to supply chain management, sustainability, human rights, diversity, equity, and inclusion (“DEI”), and other matters relating to corporate social responsibility;
•Our ability to protect and use our brand and trademarks; and
•Any perceived or alleged non-compliance with regulatory requirements.

Reputational value is also based on perceptions, and broad access to social media makes it easy for anyone to provide public feedback that can influence perceptions of us, our brand, and our properties. It may be difficult to control or effectively manage negative publicity, regardless of whether it is accurate.

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

We are involved in various legal proceedings relating to matters incidental to the ordinary course of our business and may be subject to additional legal proceedings from time to time. Such legal actions include tort and other general liability claims, employee claims, consumer protection claims, violation of privacy claims, commercial disputes, claims by guests, claims under state and federal law, intellectual property claims, and disputes with landlords. Due to the potential risks, expenses, and uncertainties of litigation, we may, from time to time, settle disputes even where we have meritorious claims or defenses. We may also be the subject of subpoenas, requests for information, reviews, investigations, and proceedings (both formal and informal) by governmental agencies regarding our business activities. Legal and regulatory proceedings can be time-consuming, divert management’s attention and resources, and cause us to incur significant expenses or liability for substantial damages. The timing and amount of these expenses and damages are difficult to estimate and subject to change, and they could adversely affect our business, financial condition, and results of operations.

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

We and the developers and owners of our leased properties are exposed to potentially significant liabilities and compliance costs as a result of any hazardous or unsafe conditions at our properties, including under environmental, health and safety laws and regulations. These laws and regulations govern matters such as the release, use, storage, and disposal of hazardous and toxic substances, such as asbestos, mold, radon gas, or lead, and unsafe or unhealthy conditions at hotels and other residential premises. Failure to comply with these laws, including any required permits or licenses, can result in substantial fines or possible revocation of our authority to conduct operations. Any impairment of our or our landlords’ authority to permit hospitality operations at our leased properties, due to these factors, could harm our reputation and revenue. We could also be liable under environmental, health and safety laws for the costs of investigation, removal, or remediation of hazardous or toxic substances or unsafe or unhealthy conditions at our currently or formerly leased or managed properties, even if we did not know of or cause the presence or release of the substances or conditions, and even where this is contractually the responsibility of our landlord.

The presence or release of toxic, unhealthy or hazardous substances or conditions at our properties could result in governmental investigations and third-party claims for personal injury, property or natural resource damages, business interruption or other losses, and costly disputes with our landlords and guests. For example, we have engaged in litigation with one of our landlords relating to the presence of toxic mold at one property, and we have faced expensive and disruptive claims relating to Legionella bacteria contamination in the water supply at another property, including lawsuits by guests. We expect to encounter claims, governmental investigations and potential enforcement actions about property conditions and related matters in the future. These claims and the need to investigate, remediate or otherwise address hazardous, toxic, or unsafe conditions could adversely affect our business, reputation, results of operations and financial condition. Environmental, health and safety requirements have also become increasingly stringent, and our costs may increase as a result. New or revised laws and regulations or new interpretations of existing laws and regulations, such as those related to climate change, could affect the operation of our properties or result in significant additional expense and restrictions on our business operations.

We rely on our third-party landlords to deliver properties to us in a safe and suitable condition, and in most cases we do not undertake to independently verify the safety, suitability or condition of the properties we lease. We expect to continue to rely on landlords to disclose information about their properties, though such disclosures may be inaccurate or incomplete, and to keep the properties in a safe and compliant condition in accordance with the terms of our leases and applicable law. If unsafe or unhealthy conditions are present or develop at our properties, our guests may be harmed, we may be subject to expensive and disruptive claims, and our reputation, business, results of operations, and financial condition could be materially and adversely affected. In certain cases, we may undertake to terminate a lease based on a landlord’s failure to remediate an unsafe or unhealthy condition at the property, in which case we could be subject to costly litigation which could harm our business and operating results.

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

Our success depends to a significant degree on the continued service of our founders, senior management team, key technical, financial and operations employees and other highly skilled personnel and on our ability to identify, hire, develop, promote, motivate, retain, and integrate highly qualified personnel for all areas of our organization. We may not be successful in attracting and retaining qualified personnel to fulfill our current or future needs. In addition, all of our U.S.-based employees, including our management team, work for Sonder on an at-will basis, and there is no assurance that any such employee will remain with us. Competitors may be successful in recruiting and hiring members of our management team or other key employees, and it may be difficult to find suitable replacements on a timely basis, on competitive terms or at all. If we are unable to attract and retain the necessary personnel, particularly in critical areas of our business, we may not achieve our strategic goals.

We face intense competition for highly skilled personnel in all areas of our business, and the move by companies to offer a remote or hybrid work environment may increase the competition for employees. To attract and retain top talent, we have had to offer, and we believe we will need to continue to offer, competitive compensation and benefits packages. Job candidates and existing personnel often consider the value of the equity awards they receive in connection with their employment. If the perceived value of our equity awards declines, including due to the decline in our stock price since the consummation of the Business Combination, it may adversely affect our ability to attract and retain highly qualified personnel.

Our continued focus on operational efficiencies, particularly after the restructuring that we announced in June 2022 and the additional reduction in corporate headcount that we announced on March 1, 2023, may cause additional uncertainty among existing and prospective employees, which may make it more difficult to retain or attract highly qualified personnel for important roles. We may need to invest significant amounts of cash and equity to attract and retain new employees and expend significant time and resources to identify, recruit, train and integrate such employees, and we may never realize returns on these investments. In addition, prolonged remote work, as well as the impacts of COVID-19 more generally, introduced new dynamics into the households of many of our employees, including struggling with work-life balance, and we experienced and may continue to experience higher levels of attrition. If we are unable to effectively manage our hiring needs or successfully integrate new hires, or effectively retain current employees, our efficiency, ability to meet forecasts and employee morale, productivity and retention could suffer, which could adversely affect our business, financial condition, and results of operations.

We are subject to risks associated with the employment of hospitality personnel, particularly at locations that employ unionized labor, and the use of third-party guest services contractors.

Our hospitality employees and other guest services personnel are critical to our ability to add properties, maintain our units, enhance the guest experience, and attract and retain guests. If our relationship with employees in any city or at any key property, or within our central guest services function, deteriorates for any reason, our reputation, guest relationships and revenue may suffer, and we may incur costs to replace and retrain additional personnel or third-party contractors. In addition, many of our guest services representatives and housekeepers who provide services to us, and our guests are employed by third-party agencies, which we do not control. Our business and reputation could be harmed in the event of any dispute with these agencies by their staff or with us, or if their staff do not provide services that meet our or our guests’ standards and expectations. Guest services, live support for guest bookings, and our expenses may also be adversely affected by any event that disrupts the operations of our third-party guest services contractors. For example, the typhoon that struck the Philippines in December 2021 disrupted our outsourced service center there, causing temporary delays in guest responses and other temporary disruptions in our operations. In addition, labor costs are a significant component of our operating expenses, and any increase in the cost of wages, benefits or other employee-related costs could cause our results of operations and cash flow to be lower than anticipated. Certain cities have also adopted re-hiring ordinances and other requirements with respect to hotel and other hospitality employees, and these and other employment regulations may increase our costs and impair our operations.

Like other businesses in the hospitality industry, we may be adversely affected by organized labor activity. Certain of our non-U.S. employees are currently represented by labor unions and/or covered by a collective bargaining agreement. Union, worker council or other organized labor activity may occur at other locations. We cannot predict the outcome of any labor-related proposal or other organized labor activity. Increased unionization of our workforce or other collective labor action, new labor legislation or changes in regulations could be costly, reduce our staffing flexibility or otherwise disrupt our operations, and reduce our profitability. From time to time, hospitality operations may be disrupted because of strikes, lockouts, public demonstrations or other negative actions and publicity involving employees and third-party contractors. We may also incur increased legal costs and indirect labor costs because of disputes involving our workforce. The resolution of labor disputes or new or renegotiated labor contracts could lead to increased labor costs, which are a significant component of our operating costs, either by increases in wages or benefits or by changes in work rules that raise operating costs. Labor disputes and disruptions may also occur within landlords’ workforces at buildings we occupy, which could harm our guests’ experience and reduce bookings at the affected property.

We have identified material weaknesses in our internal control over financial reporting and may identify material weaknesses in the future or otherwise fail to maintain an effective system of internal controls, which may result in material misstatements of our consolidated financial statements.

We identified material weaknesses in our internal control over financial reporting as of December 31, 2022 and 2021, which, if not remediated, could affect the reliability of our consolidated financial statements and have other adverse consequences. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

We previously identified material weaknesses that related to our financial closing and reporting process and to our general information technology controls in 2020, which had been remediated as of December 31, 2021. However, we have identified material weaknesses in internal control over financial reporting as of December 31, 2022 and 2021, that we are currently working to remediate, related to (i) the process to capture and record lease agreements timely and accurately and (ii) the processes in place to design and test the operating effectiveness of internal control over financial reporting in a timely manner and to monitor and provide oversight over the completion of our assessment of internal controls over financial reporting.

We have concluded that these material weaknesses in our internal control over financial reporting are due to the fact that we have not had the necessary business processes and related internal controls formally designed and implemented for a sufficient period of time.

To remediate the material weakness related to the process to capture and record lease agreements timely and accurately, we have identified improvements related to our lease administration process that we plan to implement in 2023 and will provide additional training to personnel responsible for the relevant controls. Analysis and testing of the controls will be performed throughout 2023, at which time we will make a determination on whether the material weakness has been fully remediated.

To remediate the material weakness related to the process in place to design, test the operating effectiveness of, monitor, and provide oversight over our assessment of internal controls over financial reporting, we have invested in additional resources with the requisite skills and improved our process and controls over financial reporting. However, these remediation efforts have not operated for a sufficient period of time, and as such, we will continue the efforts throughout 2023, at which time we will make a determination on whether the material weakness has been fully remediated. Our inability to remediate this material weakness may make it more difficult for us to make a determination about the remediation of any of our material weaknesses in internal controls.

Although we remain committed to taking actions to remediate these material weaknesses in our internal control over financial reporting as we work to enhance our control environment, we can give no assurance that our efforts will succeed in remediating these deficiencies in internal control over financial reporting or that additional material weaknesses in our internal control over financial reporting will not be identified in the future.

Our failure to remediate these material weaknesses, and to implement and maintain effective internal control over financial reporting, could result in errors in our consolidated financial statements, including errors that could result in a restatement of our consolidated financial statements, and could cause us to fail to meet our reporting obligations and result in other adverse consequences, such as potential delisting from Nasdaq, other regulatory investigations and civil or criminal sanctions, or claims or litigation against us, any of which could diminish investor confidence in us and cause a decline in the price of our common stock and publicly traded warrants.

If we fail to maintain an effective system of disclosure controls and internal control over financial reporting, our ability to produce timely and accurate financial statements or comply with applicable regulations could be impaired, which may adversely affect investor confidence in us and, as a result, the market price of our common stock.

As a public company, we are required to comply with the requirements of the Sarbanes-Oxley Act, including, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. We are continuing to develop and refine our disclosure controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file with the SEC is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that information required to be disclosed in reports under the Exchange Act is accumulated and communicated to our management, including our principal executive and financial officers.

We are also continuing to improve our internal control over financial reporting. As disclosed elsewhere in this report, we have identified material weaknesses in our internal control over financial reporting. Pursuant to the SEC rules that implement Section 404 of the Sarbanes-Oxley Act, beginning with this annual report on Form 10-K, as a public company, we are required to make a formal assessment of the effectiveness of our internal control over financial reporting, and once we cease to be an emerging growth company, we will be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. To achieve compliance with these requirements within the prescribed time period, we have engaged in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we will need to continue to dedicate internal resources, potentially engage outside consultants, and adopt a detailed work plan to assess and document the adequacy of our internal control over financial reporting, validate through testing that controls are functioning as documented, and implement a continuous reporting and improvement process for internal control over financial reporting. Despite our efforts, there is a risk that we will not be able to conclude, within the prescribed time period or at all, that our internal control over financial reporting is effective as required by Section 404 of the Sarbanes-Oxley Act. Moreover, our testing, or the subsequent testing by our independent registered public accounting firm, may reveal deficiencies in our internal control over financial reporting that are deemed to be material weaknesses.

Any failure to implement and maintain effective disclosure controls and procedures and internal control over financial reporting, including the identification of one or more material weaknesses, could cause investors to lose confidence in the accuracy and completeness of our financial statements and reports, which would likely adversely affect the market price of our publicly traded securities and could subject us to claims, litigation, and/or potential delisting from Nasdaq. In addition, we could be subject to sanctions or investigations by the stock exchange on which our securities are listed, the SEC and other regulatory authorities.

If we are unable to adapt to changes in technology, our business could be harmed.

Our website and mobile app, and the technology-enabled features of our units, are critical to our business, and guests increasingly demand technology-driven features and amenities when they seek accommodations. Therefore, we will need to continuously modify and enhance our services and business systems to keep pace with technological changes. We may not be successful in developing necessary, functional, and popular modifications and enhancements. Furthermore, uncertainties about the timing and nature of these necessary changes could result in unplanned research and development expenses which could result in a failure to meet our financial projections or divert resources from other business initiatives. In addition, if our properties, website or mobile app, or internal systems fail to operate effectively with future technologies, we could experience guest dissatisfaction, lost revenue, difficulties in providing customer service or adding new properties to our portfolio, or other disruptions in our operations, any of which could materially harm our business.

We rely on certain third-party technologies and services, and any failures of or defects in these technologies or any inability to obtain or integrate third-party technologies could harm our business.

We rely on software and other technologies and services supplied by third parties to provide certain services to us and our guests, including internal communications, customer service communications, web hosting, payment processing of guest credit cards, fraud prevention, lease management, accounting and other internal functions, and other technologies employed to facilitate bookings and guests’ use and enjoyment of our properties, such as digital locks and streaming television services. As new technology is developed, integration of our products and services with one another and other companies’ offerings creates an increasingly complex ecosystem that is also partly reliant on third parties. Our business may be adversely affected to the extent such software, services and technologies contain errors or vulnerabilities, are compromised or experience outages, or otherwise fail to meet expectations. Errors, outages, vulnerabilities and other issues with third-party software, services and technologies have occurred in the past, and additional issues can be expected to occur in the future. Third-party vendors may also fail to provide timely and effective support. Any of these risks could increase our costs and adversely affect our business, financial condition, and results of operations. In addition, we are in the process of implementing additional third-party systems and other infrastructure, and we may encounter unexpected difficulties or disruptions in implementing or integrating these systems, possibly including disruptions to critical systems or other unanticipated effects on existing systems or other concurrent technology development projects.

When we incorporate technology from third parties with our technology or otherwise use it to operate our business, we cannot be certain that our licensors are not infringing the intellectual property rights of others or that our suppliers and licensors have sufficient rights to the technology in all jurisdictions in which we may operate. If we are unable to obtain or maintain rights to any of this technology because of intellectual property infringement claims brought by third parties against our suppliers and licensors or against us, our ability to operate some aspects of our business could be severely limited and our business could be harmed. In addition, some of our license agreements may be terminated by our licensors for convenience. If we are unable to obtain necessary technology from third parties, we may be forced to acquire or develop alternate technology, which may require significant time and effort and may be of lower quality or performance standards. This would limit and delay our ability to provide new or competitive offerings and increase our costs. In addition, we may be unable to enter into new agreements on commercially reasonable terms or develop our own technologies and amenities relying on or containing technology previously obtained from third parties. If alternate technology cannot be obtained or developed, we may not be able to offer certain functionality to our guests or manage our business as we had intended, which could adversely affect our business, financial condition, and results of operations.

See the risk factor titled “Our processing, storage, use and disclosure of personal data and other sensitive data expose us to risks of internal or external security breaches and could give rise to regulatory investigations or actions; litigation; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; loss of guest loyalty or sales; and other adverse consequences” for further information concerning certain risks related to our reliance on third parties.

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
Nearly all payments made to us by our guests are made by credit card, debit card or through a third-party payment service, which subjects us to certain regulations and to the risk of fraud. We may in the future offer new payment options to guests that may be subject to additional regulations and risks. We are also subject to a number of other laws and regulations relating to the payments we accept from our guests, including with respect to money laundering, money transfers, privacy, and information security, and these regulations may differ by locality and can be expected to change over time.

Our processing, storage, use and disclosure of personal data and other sensitive data expose us to risks of internal or external security breaches and could give rise to regulatory investigations or actions; litigation; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; loss of guest loyalty or sales; and other adverse consequences.

In the ordinary course of business, we collect, receive, store, process, generate, use, transfer, disclose, make accessible, protect, secure, dispose of, transmit, and share (collectively, processing) personal data and other sensitive information, including proprietary and confidential business data, trade secrets, intellectual property, sensitive third-party data, business plans, transactions, and financial information (collectively, sensitive data). The security of this sensitive data, including guests’ personal data, is essential to maintaining consumer confidence in our services. Among other things, we may collect guests’ name, birthdate, credit card data, proof of identity (including government-issued identification numbers and images of government-issued identification documents) and other personal information as part of the booking process. Cyber-attacks, malicious internet-based activity, online and offline fraud, and other similar activities threaten the confidentiality, integrity, and availability of our sensitive information and information technology systems, and those of the third parties upon which we rely. Such threats are prevalent and continue to rise, are increasingly difficult to detect, and come from a variety of sources, including traditional computer “hackers,” threat actors, “hacktivists,” organized criminal threat actors, personnel (such as through theft or misuse), sophisticated nation states, and nation-state-supported actors. Some actors now engage and are expected to continue to engage in cyber-attacks, including without limitation nation-state actors for geopolitical reasons and in conjunction with military conflicts and defense activities. For example, cyber-attacks may increase as a result of the Russian invasion of Ukraine in 2022.

We and the third parties upon which we rely are subject to a variety of evolving threats, including but not limited to social-engineering attacks (including through phishing attacks), malicious code (such as viruses and worms), malware (including as a result of advanced persistent threat intrusions), denial-of-service attacks (such as credential stuffing), credential harvesting, personnel misconduct or error, ransomware attacks, supply-chain attacks, software bugs, server malfunctions, software or hardware failures, adware, telecommunications failures, earthquakes, fires, floods, and other similar threats. Any security breach whether instigated internally or externally on our systems or third-party systems could significantly harm our reputation and therefore our business, brand, market share and results of operations. In particular, severe ransomware attacks are becoming increasingly prevalent and can lead to significant interruptions in our operations, loss of sensitive data and income, reputational harm, and diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments. We have experienced targeted and organized phishing and account takeover attacks and may experience more in the future. These risks are likely to increase as we expand our business, integrate our products and services with those of third parties or at new properties, and store and process more data, including personal data. Our efforts to protect information from unauthorized access may be unsuccessful or may result in the rejection of legitimate attempts to book reservations, each of which could result in lost business and have a material adverse effect on our business, reputation, and results of operations.

In addition, our reliance on third-party service providers could introduce new cybersecurity risks and vulnerabilities, including supply-chain attacks, and other threats to our business operations. We rely on third-party service providers and technologies to operate critical business systems to process sensitive data in a variety of contexts, including, without limitation, cloud-based infrastructure, data center facilities, employee email, content delivery to guests, and other functions. We also rely on third-party service providers to provide other products, services, or technologies. Our ability to monitor these third parties’ information security practices is limited, and these third parties may not have adequate information security measures in place. If our third-party service providers experience a security incident or other interruption, we could experience adverse consequences. While we may be entitled to damages if our third-party service providers fail to satisfy their privacy or security-related obligations to us, any award may be insufficient to cover our damages, or we may be unable to recover such award. In addition, supply-chain attacks have increased in frequency and severity, and we cannot guarantee that third parties’ infrastructure in our supply chain or our third-party partners’ supply chains have not been compromised. See the risk factor titled “We rely on certain third-party technologies and services, and any failures of or defects in these technologies or any inability to obtain or integrate third-party technologies could harm our business” for further information concerning certain risks inherent to our reliance on third parties.

Any of the previously identified or similar threats could cause a security incident or other interruption that could result in unauthorized, unlawful, or accidental acquisition, modification, destruction, loss, alteration, encryption, disclosure of, or access to our sensitive data or our information technology systems, or those of the third parties upon whom we rely. A security incident or other interruption could disrupt our ability (and that of third parties upon whom we rely) to provide our services.

We may expend significant resources or modify our business activities to try to protect against security incidents. Additionally, certain data privacy and security obligations may require us to implement and maintain specific security measures or industry-standard or reasonable security measures to protect our information technology systems and sensitive data.

Our existing security measures may not be successful in preventing security breaches and other incidents. For example, in November 2022, we received an email from an unknown threat actor alleging to have accessed certain sensitive data. We immediately commenced an investigation and discovered that a single account in one of our cloud-hosted accounts containing information regarding certain guests, including name, address, email address, phone number, date of birth, government-issued photo identification, last four digits of credit card number, username, guest transaction receipts, IP address, and/or dates booked for past stays at Sonder properties, had been subject to unauthorized access. Upon discovery, we took immediate steps to address the incident, including disabling the threat actor’s access to the single cloud-hosted account at issue, engaging outside counsel and forensic specialists to help determine the nature and scope of the incident, and notifying law enforcement, and we have notified affected consumers and regulators in accordance with applicable law. We have also experienced targeted and organized phishing and account takeover attacks and may experience more in the future. To date, we believe these attacks have been unsuccessful in causing unauthorized transfers of funds, but the outcome of any future attacks is inherently uncertain. Additionally, while we take steps to detect and remediate vulnerabilities, we may not be able to detect and remediate all vulnerabilities in part because the threats and techniques used to exploit the vulnerability change frequently and are often sophisticated in nature. Therefore, such vulnerabilities could be exploited but may not be detected until after a security incident has occurred. These vulnerabilities may pose material risks to our business. For example, in connection with the audit of our 2020 financial statements, we and our independent auditors identified a material weakness in our controls over system access, program change management and computer operations that are intended to ensure that access to data is adequately restricted. This material weakness was remediated as of December 31, 2021, but we may experience or identify additional material weaknesses relating to information security systems and vulnerabilities. Further, we may experience delays in developing and deploying remedial measures designed to address any such identified vulnerabilities.

Security incidents, including the aforementioned, whether actual or perceived, experienced by us or third parties on whom we rely may result in adverse consequences, such as government enforcement actions (for example, investigations, fines, penalties, audits, and inspections); additional reporting requirements and/or oversight; restrictions on processing sensitive data (including personal data); litigation (including class claims); indemnification obligations; negative publicity; reputational harm; monetary fund diversions; interruptions in our operations (including availability of data); financial loss; and other similar harms. Security incidents and attendant consequences may cause guests to stop using our services, deter new guests from using our services, and negatively impact our ability to grow and operate our business, including by damaging our reputation. We incur costs in an effort to detect and prevent security breaches and other security-related incidents and we expect our costs will increase as we make improvements to our systems and processes designed to prevent further breaches and incidents. In the event of a future breach or incident, we could be required to expend additional significant capital and other resources in an effort to prevent further breaches or incidents, which may require us to divert substantial resources. Moreover, we could be required or otherwise find it appropriate to expend significant capital and other resources to respond to, notify third parties of, and otherwise address the incident or breach and its root cause. These issues are likely to become more difficult to manage as we expand the number of jurisdictions where we operate and the number and variety of services we offer, and as the tools and techniques used in such attacks become more advanced. Our insurance policies have coverage limits and deductibles and such insurance coverage may not be adequate to reimburse us for any or all losses caused by security breaches or incidents or otherwise related to our data privacy and security obligations, and we cannot be sure that such coverage will continue to be available on commercially reasonable terms or at all. Additionally, our contracts may not contain limitations of liability, and even where they do, there can be no assurance that limitations of liability in our contracts are sufficient to protect us from liabilities, damages, or claims related to our data privacy and security obligations.

System capacity constraints or system or operational failures could materially adversely affect our business, results of operations, and financial condition.

Since our founding, we have experienced rapid growth in consumer traffic to our website and usage of our app, and our portfolio of properties has grown and diversified. If our technologies, systems, and network infrastructure cannot be expanded or are not scaled to cope with increased demand or fail to perform, we could experience unanticipated disruptions in bookings and guest service, slower response times, decreased guest satisfaction, and delays in launching new properties and markets.

In the event of certain system failures, we may not have back-up systems, or may be unable to switch to back-up systems immediately, and the time to full recovery could be prolonged. We have experienced system failures from time to time, including failures of important guest-facing systems such as keyless entry systems at guest properties. In addition to placing increased burdens on our engineering staff, these outages can create a significant number of guest issues and complaints that need to be resolved by our guest services team. Any unscheduled interruption in our service could result in an immediate and significant loss of revenue, an increase in guest support costs (including refunds and reimbursements), and harm our reputation, and could result in some consumers switching to competitors or making claims against us. If we experience frequent or persistent system failures, our brand and reputation could be permanently and significantly harmed, and our business, results of operations, and financial condition could be materially adversely affected. Our ongoing efforts to increase the reliability of our systems will be expensive and may not be completely effective in reducing the frequency or duration of unscheduled downtime or in system errors affecting guest experience or our operations. We do not carry business interruption insurance sufficient to compensate us for all losses that may occur.

We use both internally developed systems and third-party systems to operate our mobile app, website and other critical infrastructure, including transaction and payment processing, and financial and accounting systems, and certain technology-enabled features at guest properties. We cannot guarantee the reliability or availability of third-party systems. If the number of consumers using our website increases substantially, or if critical internally developed or third-party systems stop operating as designed, we may need to significantly upgrade, expand, or repair our systems and other infrastructure. We may not be able to upgrade our systems and infrastructure to accommodate such conditions in a timely manner, and our systems could be impacted for a meaningful period of time, which could materially adversely affect our business, results of operations, and financial condition. The software underlying our services is highly complex and may contain undetected errors or vulnerabilities, some of which may only be discovered after the code has been released. Any errors or vulnerabilities discovered in our code after release could result in damage to our reputation, loss of guests, disruption to our sales channels, loss of revenue, or liability for damages, any of which could adversely affect our growth prospects and business.

Disruptions in Internet access or guests’ usage of their mobile devices could harm our business.

Our business depends on the performance and reliability of the Internet, telecommunications network operators, and other infrastructures that are not under our control. Our revenue and guest experience are also heavily dependent on consumers’ ability to interact with our mobile app and guest services functions using their mobile devices. Accordingly, we depend on consumers’ access to the Internet through mobile carriers and their systems and on centralized and property-level systems’ Internet access, which has been in the past and may be in the future subject to outages and other disruptions. Disruptions in Internet access, whether generally, in a specific region or otherwise, could materially adversely affect our business, results of operations, and financial condition.

Supply chain interruptions may increase our costs or reduce our revenues.

We depend on good vendor relationships and the effectiveness of our supply chain management systems to ensure reliable and sufficient supply, on reasonably favorable terms, of materials used in our renovation, building openings and operating activities, such as furniture, linens, unit decor and appliances, lighting, security equipment and consumables. The materials we purchase and use in the ordinary course of our business are sourced from a wide variety of suppliers around the world, including Vietnam, China, India, and the United States. Disruptions in the supply chain (including those that resulted from the COVID-19 pandemic and may result from other public health crises), weather-related events, natural disasters, trade restrictions, tariffs, cyber-attacks, increases in interest rates, inflationary pressures, border controls, acts of war, terrorist attacks, third-party strikes, work stoppages or slowdowns, shipping capacity constraints, supply or shipping interruptions or other factors beyond our control. In the event of disruptions in our existing supply chain, the labor and materials we rely on in the ordinary course of our business may not be available at reasonable rates or at all. In some cases, we may rely on a single source for procurement of furniture or other supplies in a given region. Our supply chain also depends on third-party warehouses and logistics providers, including a central distribution center in Texas and smaller warehouses in other markets. Any disruption in the supply, storage, or delivery of materials to our leased properties could disrupt operations at our existing locations or significantly delay our opening of a new location, which may cause harm to our reputation and results of operations.

We may be subject to liability claims and our insurance may be inadequate to wholly cover our losses.

We are subject to various types of claims and liabilities in the operation of our business. Despite the procedures, systems, and internal controls we have implemented to avoid or mitigate risks, we may experience claims and incur liabilities, whether through a weakness in these procedures, systems and internal controls, or because of negligence or the willful act of an employee, contractor, guest or other third party. Our insurance policies may be inadequate to wholly cover the potentially significant losses that may result from claims arising from incidents related to our units or leased properties, guest or employee acts or omissions, disruptions in our service, including those caused by cybersecurity incidents, failures or disruptions to our infrastructure, catastrophic events, and disasters or otherwise. In addition, such insurance may not be available to us in the future on economically reasonable terms, or at all. Further, the insurance may not cover all claims made against us and may not cover potentially significant attorneys’ fees, and defending a suit, regardless of its merit, could be costly and divert management’s attention.

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

Although we maintain incident management and disaster response plans, in the event of a major disruption caused by a natural disaster (such as the typhoon that struck the Philippines in December 2021 and disrupted our outsourced service center there) or man-made problem, or outbreak of pandemic diseases or other public health crises, including COVID-19, we may be unable to continue our operations and may experience system interruptions and reputational harm. Acts of terrorism and other geopolitical unrest or armed conflict, such as the 2022 Russian invasion of Ukraine, could also cause disruptions in our business or the business of our landlords, vendors or other business partners, or the economy as a whole. All of the aforementioned risks may be further increased if our disaster recovery plans prove to be inadequate.

Our technology contains third-party open-source software components, and failure to comply with the terms of the underlying open source software licenses could restrict our ability to operate as intended or could increase our costs.

Our technology contains software modules licensed to us by third-party authors under “open source” licenses. Use and distribution of open-source software may entail greater risks than use of third-party commercial software, as open source licensors generally do not provide support, warranties, indemnification or other contractual protections regarding infringement claims or the quality of the code. In addition, the public availability of such software may make it easier for others to compromise our technology.

Some open-source licenses contain requirements that we make available source code for modifications or derivative works we create based upon the type of open source software we use, or grant other licenses to our intellectual property. If we combine our proprietary software with open-source software in a certain manner, we could, under certain open source licenses, be required to release the source code of our proprietary software to the public. This would allow our competitors to create similar offerings with lower development effort and time and ultimately could result in a loss of our competitive advantages. Alternatively, to avoid the public release of the affected portions of our source code, we could be required to expend substantial time and resources to re-engineer some or all of our software.

Although we monitor our use of open-source software to avoid subjecting our technology to conditions we do not intend, the terms of many open source licenses have not been interpreted by U.S. or foreign courts, and there is a risk that these licenses could be construed in a way that could impose unanticipated conditions or restrictions on our ability to provide or distribute our technology. From time to time, there have been claims challenging the ownership of open-source software against companies that incorporate open source software into their solutions. As a result, we could be subject to lawsuits by parties claiming ownership of what we believe to be open-source software. Moreover, we cannot assure you that our processes for controlling our use of open-source software in our technology will be effective. If we are held to have breached or failed to fully comply with all the terms and conditions of an open source software license, we could face infringement or other liability, or be required to seek costly licenses from third parties to continue providing our offerings on terms that may not be economically feasible, re-engineer our technology, discontinue or delay the provision of our offerings if re-engineering could not be accomplished on a timely basis or make generally available, in source code form, our proprietary code, any of which could adversely affect our business, financial condition and results of operations.

We may be unable to protect our brand and other intellectual property, and we have been and may be subject to legal proceedings and claims relating to intellectual property rights.

Our intellectual property is important to our success. We rely on a combination of trademark, copyright, and trade secret laws, employee, and third-party non-disclosure and/or invention assignment agreements and other methods to protect our intellectual property. However, these only afford limited protection, and unauthorized parties may attempt to copy aspects of our services, technology, mobile app, algorithms, or other features and functionality, or to use information that we consider proprietary or confidential. There can be no assurance that any of our intellectual property will be protectable by patents, but if it is, any efforts to obtain patent protection that are not successful may harm our business in that others will be able to use our technologies. In addition, the laws of some foreign countries do not protect proprietary rights to the same extent as do the laws of the United States. There can be no assurance that the steps taken by us to protect our proprietary rights will be adequate or that third parties will not infringe or misappropriate our trademarks, copyrights, and similar proprietary rights. We endeavor to defend our intellectual property rights diligently, but intellectual property litigation is expensive and time-consuming, and may divert managerial attention and resources from our business objectives. We may not be able to successfully defend our intellectual property rights, which could have a material adverse effect on our business, brand, and results of operations.

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

Our operations are relatively concentrated in a limited number of cities, and we expect that the majority of our operations will continue to be concentrated in a limited number of cities. As of December 31, 2022, our five largest cities (New York City, Dubai, Philadelphia, New Orleans, and London) accounted for approximately 38.4% of our Live Units, and our 10 largest cities accounted for approximately 59.0% of our Live Units. Geographic concentration magnifies the risk to us of localized economic, political, public health and other conditions such as natural disasters. Civil unrest, public health crises, unusual weather, natural disasters, or other factors affecting travel to these cities or other markets in which we are expanding, as well as changes in local competitive conditions and regulations affecting the hospitality industry, may have a disproportionate negative effect on our revenue and on our ability to secure sufficient staffing, supplies or services for our largest markets.

We are exposed to fluctuations in currency exchange rates.

Since we conduct a portion of our business outside the United States but report our results in U.S. dollars, we face exposure to adverse movements in currency exchange rates, which may cause our revenue and operating results to differ materially from expectations. In addition, fluctuation in our mix of U.S. and foreign currency denominated transactions may contribute to this effect as exchange rates vary. Moreover, as a result of these exchange rate fluctuations, revenue, cost of revenue, operating expenses and other operating results may differ materially from expectations when translated from the local currency into U.S. dollars upon consolidation. For example, if the U.S. dollar strengthens relative to foreign currencies our non-U.S. revenue would be adversely affected when translated into U.S. dollars. Conversely, a decline in the U.S. dollar relative to foreign currencies would increase our non-U.S. revenue when translated into U.S. dollars. As exchange rates vary, revenue, cost of revenue, operating expenses, and other operating results, when translated, may differ materially from expectations. In addition, our revenue and operating results are subject to fluctuation if our mix of U.S. and foreign currency denominated transactions and expenses changes in the future. We do not currently have hedging arrangements to manage foreign currency exposure. If we do enter into such arrangements in the future, such activity may not completely eliminate fluctuations in our operating results.

We may focus on rapid innovation, expansion and growth, over short-term financial results.

Despite our Cash Flow Positive Plan announced in June 2022, which focuses on rapidly achieving Free Cash Flow positivity, we may decide to emphasize innovation and growth over short-term financial results. We have taken actions in the past and may continue to make decisions that have the effect of reducing our short-term revenue or profitability if we believe that the decisions will benefit long-term revenue and profitability through enhanced guest experiences, penetration of new markets, greater familiarity with the Sonder brand, or otherwise. The short-term reductions in revenue or profitability could be more severe than anticipated. These decisions may not produce the expected long-term benefits, in which case our growth, guest experience, relationships with developers and landlords, and business and results of operations could be harmed.

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

We are expanding our international operations and personnel to support our business in international markets. We generally conduct our international operations through wholly owned subsidiaries and are or may be required to report our taxable income in various jurisdictions worldwide based upon our business operations in those jurisdictions. Our intercompany relationships are subject to complex transfer pricing regulations administered by tax authorities in various jurisdictions. The amount of taxes we pay in different jurisdictions may depend on the application of the tax laws of such jurisdictions, including the United States, to our international business activities, changes in tax rates, new or revised tax laws, interpretations of existing tax laws and policies, and our ability to operate our business in a manner consistent with our corporate structure and intercompany arrangements. The relevant tax authorities may disagree with our determinations as to the income and expenses attributable to specific jurisdictions. If such a disagreement were to occur, and our position was not sustained, we could be required to pay additional taxes, interest, and penalties, which could result in one-time tax charges, higher effective tax rates, reduced cash flows, and lower overall profitability of our operations.

If existing tax laws, rules or regulations are amended, or if new unfavorable tax laws, rules or regulations are enacted, including with respect to occupancy, sales, value-added taxes, withholding taxes, revenue-based taxes, unclaimed property, or other tax laws applicable to the multinational businesses, the results of these changes could increase our tax liabilities. Possible outcomes include double taxation, multiple levels of taxation, or additional obligations, prospectively or retrospectively, including the potential imposition of interest and penalties. Demand for our products and services could decrease if such costs are passed on to our guests, result in increased costs to update or expand our technical or administrative infrastructure or effectively limit the scope of our business activities should we decide not to conduct business in particular jurisdictions.

We are subject to federal, state, and local income, sales, and other taxes in the United States and income, withholding, transaction, and other taxes in numerous foreign jurisdictions. Evaluating our tax positions and our worldwide provision for taxes is complicated and requires exercising significant judgment. During the ordinary course of business, there are many activities and transactions for which the ultimate tax determination is uncertain. In addition, our tax obligations and effective tax rates could be adversely affected by changes in the relevant tax, accounting, and other laws, regulations, principles, and interpretations, including those relating to income tax nexus, by recognizing tax losses or lower than anticipated earnings in jurisdictions where we have lower statutory rates, or higher than anticipated earnings in jurisdictions where we have higher statutory rates, by changes in foreign currency exchange rates, or by changes in the valuation of our deferred tax assets and liabilities. We have been and may in the future be audited in various jurisdictions, and such jurisdictions may assess additional taxes (including income taxes, sales taxes, and value added taxes) against us. Although we believe our tax estimates are reasonable, the final determination of any tax audits or litigation could differ materially from our historical tax provisions and accruals, which could have an adverse effect on our results of operations or cash flows in the period or periods for which a determination is made.

We may be subject to substantial liabilities if it is determined that we should have collected, or in the future should collect, additional sales and use, value added or similar taxes.

We currently collect and remit applicable sales taxes and other applicable transaction taxes in jurisdictions where we, through our employees or economic activity, have a presence and where we have determined, based on applicable legal precedents, that sales of travel accommodations are classified as taxable. We do not currently collect and remit state and local excise, utility user, or transfer taxes, fees, or surcharges in jurisdictions where we believe we do not have sufficient “nexus.” There is uncertainty as to what constitutes sufficient nexus for a state or local jurisdiction to levy taxes, fees, and surcharges on sales made over the Internet, and there is also uncertainty as to whether our characterization of our traveler accommodations in certain jurisdictions will be accepted by state and local tax authorities.

The application of indirect taxes, such as sales and use, value added, goods and services, business, and gross receipts taxes, to businesses that transact online, such as ours, is a complex and evolving area. Where we sell our services through OTAs, we do not directly control how taxes are collected or remitted. There are substantial ongoing costs associated with complying with the various indirect tax requirements in the numerous markets in which we conduct or may conduct business. If an OTA does not collect such taxes from travelers, we could be held liable for such obligations. The application of existing or future indirect tax laws, whether in the United States or internationally, or the failure to collect and remit such taxes, could materially adversely affect our business, financial condition, results of operations, and prospects.

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

We operate in markets throughout the world and are subject to various regulatory and taxation requirements of the jurisdictions in which we operate. Our regulatory compliance efforts are burdensome because each local jurisdiction has different requirements, including with respect to zoning, licensing, permitting, sanitation, accessibility, taxes, employment, labor and health and safety, and regulations in the industry are constantly evolving. Compliance requirements that vary significantly from jurisdiction to jurisdiction reduce our ability to achieve economies of scale, add compliance costs, and increase the potential liability for compliance deficiencies. Additionally, laws or regulations that increase our costs, require changes in our business practices, or otherwise harm our business could be adopted, or interpreted in a manner that affects our activities, including but not limited to the regulation of personal and consumer information, consumer advertising, labor laws, accessibility, health and safety, taxation, and real estate and hotel licensing and zoning requirements. Violations or new interpretations of these laws or regulations may result in penalties, disrupt our ability to operate existing properties or to develop new ones, negatively impact our guest relations or operations in other ways, increase our expenses, and damage our reputation and business.

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

Furthermore, as we expand or change our business and the services that we offer or the methods by which we offer them, we may become subject to additional legal regulations, tax requirements or other risks. Whether we comply with or challenge these additional regulations, our costs may increase, and our business could otherwise be harmed.

We will continue to incur increased costs and demands upon management as a result of complying with the laws and regulations affecting public companies, which could adversely affect our business, results of operations and financial condition. In addition, key members of our management team have limited experience managing a public company.

As a public company, we incur substantial legal, accounting, and other expenses that we did not incur as a private company, and these expenses may increase even more after we are no longer an “emerging growth company.” For example, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, or the Dodd-Frank Act, the rules and regulations of the SEC, and the listing standards of Nasdaq. Our management and other personnel devote a substantial amount of time to compliance with these requirements and we expect these rules and regulations to substantially increase our legal and financial compliance costs. For example, these rules and regulations make it more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to maintain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our board of directors, particularly to serve on our audit committee and compensation committee, or as our executive officers. In addition, we have expended, and anticipate that we will continue to expend, significant resources in order to maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting. In that regard, we will need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge. In addition, as a public company, we may be subject to shareholder activism, which can lead to substantial costs, distract management, and impact the manner in which we operate our business in ways we cannot currently anticipate. As a result of disclosure of information in filings required of a public company, our business and financial condition have become more visible, which may result in threatened or actual litigation, including by competitors and other third parties. If such claims are successful, our business and results of operations could be adversely affected, and even if the claims do not result in litigation or are resolved in our favor, these claims, and the time and resources necessary to resolve them, could divert the resources of our management and adversely affect our business and results of operations

Some members of our management team have limited experience managing a publicly traded company, interacting with public company investors, and complying with the increasingly complex laws pertaining to public companies. Our management team may not successfully or efficiently manage the significant regulatory oversight and reporting obligations under the federal securities laws, and the continuous scrutiny of securities analysts and investors, associated with being a public company. These obligations and constituents require significant attention from our senior management and could divert their attention away from the day-to-day management of our business, which could adversely affect our business, financial condition, and results of operations.

The costs and other risks associated with complying with the Americans with Disabilities Act and similar legislation outside of the United States may be substantial.

We are subject to the Americans with Disabilities Act, commonly referred to as the ADA, and similar laws and regulations in certain jurisdictions outside of the United States. These laws and regulations require public accommodations to meet certain requirements related to access and use by disabled people. Our landlords may not have designed, constructed, or operated their properties to comply fully with the ADA or similar laws, and our operations may not fully comply with such laws. Operators of hospitality websites, including ourselves, are also occasionally targeted by complaints that they have failed to make their sites and online reservation systems sufficiently accessible. We have been subject to minor claims by litigants regarding such website compliance in the past, and may encounter claims, governmental investigations, and potential enforcement actions in the future. We may be required to expend substantial resources to remedy any noncompliance at our leased properties or in our app or website, or to defend against complaints of noncompliance, even if they lack merit. If we fail to comply with the requirements of the ADA or similar laws, we could be subject to fines, penalties, injunctive action, costly legal proceedings, an award of damages to private litigants, mandated capital expenditures to remedy such noncompliance, reputational harm, and other business effects that could materially and adversely affect our brand and results of operations.

If we fail to comply with U.S. and foreign laws, rules, contractual obligations, policies, and other obligations relating to privacy and data protection, we may face potentially significant liability, negative publicity, and an erosion of trust, and increased regulation could materially adversely affect our business, results of operations, and financial condition.

We collect, receive, store, process, generate, use, transfer, disclose, make accessible, protect, secure, dispose of, transmit, and share (collectively, processing), a large volume of personal data and other sensitive information, including proprietary and confidential business data, trade secrets, intellectual property, sensitive third-party data, business plans, transactions, and financial information (collectively, sensitive data). Our data processing activities subject us to numerous data privacy and security obligations, such as various laws, regulations, guidance, industry standards, external and internal privacy and security policies, contractual requirements, and other obligations relating to data privacy and security.

Outside the United States, an increasing number of laws, regulations, and industry standards govern data privacy and security. For example, the EU GDPR and the UK GDPR impose strict requirements for processing personal data. In Canada, the PIPEDA and various related provincial laws, as well as Canada’s Anti-Spam Legislation, may apply to our operations. Violation of PIPEDA can lead to a court action brought by individuals or by the Office of the Privacy Commissioner of Canada. In addition, under the EU GDPR, companies may face temporary or definitive bans on data processing and other corrective actions; fines of up to 20 million Euros or 4% of annual global revenue, whichever is greater; or private litigation related to processing of personal data brought by classes of data subjects or consumer protection organizations authorized at law to represent their interests. Other jurisdictions may adopt similar data protection regulations.

In the United States, federal, state, and local governments have enacted numerous data privacy and security laws, including data breach notification laws, personal data privacy laws, consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act), and other similar laws (e.g., wiretapping laws). For example, the CCPA applies to personal information of consumers, business representatives, and employees, and requires businesses to provide specific disclosures in privacy notices and honor requests of California residents to exercise certain privacy rights. The CCPA provides for civil penalties of up to $7,500 per violation and allows private litigants affected by certain data breaches to recover significant statutory damages. Moreover, California voters approved the CPRA, which significantly modifies the CCPA, creating additional obligations relating to consumer data effective as of January 1, 2023. Other states, such as Virginia and Colorado, have also passed comprehensive privacy laws, and similar laws are being considered in several other states, as well as at the federal and local levels. These developments may further complicate compliance efforts and increase legal risk and compliance costs for us and the third parties upon whom we rely.

In the ordinary course of business, we may transfer personal data from Europe and other jurisdictions to the United States or other countries. Europe and other jurisdictions have enacted laws requiring data to be localized or limiting the transfer of personal data to other countries. In particular, the European Economic Area (“EEA”) and the UK have significantly restricted the transfer of personal data to the United States and other countries whose privacy laws it believes are inadequate. Other jurisdictions may adopt similarly stringent interpretations of their data localization and cross-border data transfer laws. Although there are currently various mechanisms that may be used to transfer personal data from the EEA and UK to the United States in compliance with law, such as the EEA and UK’s standard contractual clauses, these mechanisms are subject to legal challenges, and there is no assurance that we can satisfy or rely on these measures to lawfully transfer personal data to the United States. If there is no lawful manner for us to transfer personal data from the EEA, the UK or other jurisdictions to the United States, or if the requirements for a legally-compliant transfer are too onerous, we could face significant adverse consequences, including the interruption or degradation of our operations, the need to relocate part of or all of our business or data processing activities to other jurisdictions at significant expense, increased exposure to regulatory actions, substantial fines and penalties, the inability to transfer data and work with partners, vendors and other third parties, and injunctions against our processing or transferring of personal data necessary to operate our business. Additionally, companies that transfer personal data out of the EEA and UK to other jurisdictions, particularly to the United States, are subject to increased scrutiny from regulators, individual litigants, and activist groups. Some European regulators have ordered certain companies to suspend or permanently cease certain transfers out of Europe for allegedly violating the GDPR’s cross-border data transfer limitations.

In addition to data privacy and security laws, we are also bound by contractual obligations related to data privacy and security, and our efforts to comply with such obligations may not be successful. We also publish privacy policies, marketing materials and other statements regarding data privacy and security. If these policies, materials, or statements are found to be deficient, lacking in transparency, deceptive, unfair, or not representative of our practices, we may be subject to investigation, enforcement actions by regulators or other adverse consequences.

We could be adversely affected if legislation or regulations are expanded to require changes in our business practices or if governing jurisdictions interpret or implement their legislation or regulations in ways that negatively affect our business, results of operations, or financial condition. For example, federal, state, and international governmental authorities continue to evaluate the privacy implications inherent in the use of third-party “cookies” and other methods of online tracking for behavioral advertising and other purposes. The United States and foreign governments have enacted, have considered, or are considering legislation or regulations that could significantly restrict the ability of companies and individuals to engage in these activities, such as by regulating the level of consumer notice and consent required before a company can employ cookies or other electronic tracking tools or the use of data gathered with such tools. For example, in the EEA and the UK, regulators are increasingly focusing on compliance with requirements related to the targeted advertising ecosystem. European regulators have issued significant fines in certain circumstances where the regulators alleged that appropriate consent was not obtained in connection with targeted advertising activities. It is anticipated that the ePrivacy Regulation and national implementing laws will replace the current national laws implementing the ePrivacy Directive, which may require us to make significant operational changes. In the United States, the CCPA, for example, grants California residents the right to opt-out of a company’s sharing of personal data for advertising purposes in exchange for money or other valuable consideration and requires covered businesses to honor user-enabled browser signals from the Global Privacy Control. Additionally, some providers of consumer devices and web browsers have implemented, or announced plans to implement, means to make it easier for Internet users to prevent the placement of cookies or to block other tracking technologies, which could, if widely adopted, result in the use of third-party cookies and other methods of online tracking becoming significantly less effective. Regulation of the use of these cookies and other online tracking and advertising practices, or a loss in our ability to make effective use of services that employ such technologies, could increase our costs of operations, and limit our ability to track trends, optimize our services, or acquire new guests on cost-effective terms and consequently, materially adversely affect our business, financial condition and operating results. As a result, we may be required to change the way we market our accommodations and services.

Regulators and legislatures at the local, state, and national level are also taking an increased interest in regulating the collection and use of biometric data, which plays an important role in our trust and safety processes. Specifically, the third parties that provide the identity verification process for us use facial geometry data to verify that a guest’s selfie picture matches the photograph on the government-issued identification provided by the guest, similar to a front desk worker at a traditional hotel visually comparing a guest’s government identification to the guest’s face. Legislation such as the EU GDPR and the Illinois Biometric Information Privacy Act (“BIPA”), as well as other U.S. and foreign laws and regulations, place tight regulation on the collection, use and sharing of biometric information, as well as requirements for notice and consent from individual data subjects. Violations of these laws may result in significant fines, damages, and other penalties. For example, BIPA provides for substantial penalties and statutory damages and has generated significant class action activity, and the cost of litigating and settling any claims that we have violated BIPA or similar laws could be significant. New laws and regulations regarding the collection, use, and sharing of biometric data have also recently been proposed or enacted in other states, and the eventual impact of those laws and regulations on Sonder’s operations remains uncertain. A failure, or alleged or perceived failure, by us to comply with these requirements could adversely affect our reputation, brand and business, and may result in claims, proceedings, or actions against us by governmental entities or private litigants or require us to change our operations and/or our ability to ensure the safety of our guests, which could adversely affect our reputation or require us to make significant investments in new technologies or processes.

While we have invested and continue to invest resources to comply with privacy and data security obligations, including the EU GDPR, the UK GDPR, the CCPA/CPRA, and other privacy regulations and obligations, as applicable, these obligations are quickly changing, becoming increasingly stringent, and creating regulatory uncertainty. Additionally, these obligations may be extremely complex, and subject to different and inconsistent applications and interpretations. Preparing for and complying with these obligations requires us to devote significant resources, which may necessitate changes to our services, information technologies, systems, and practices and to those of any third parties that process personal data on our behalf. We may at times fail (or be perceived to have failed) in our efforts to comply with our data privacy and security obligations. Moreover, despite our efforts, our personnel or third parties on whom we rely may fail to comply with such obligations, which could negatively impact our business operations. Any failure, or perceived or alleged failure, by us or the third parties on which we rely to comply with any federal, state, local or international laws, regulations, industry self-regulatory principles, industry standards or codes of conduct, regulatory guidance, orders to which we may be subject, or other actual or asserted legal or contractual obligations relating to privacy, data protection, information security, or consumer protection could have significant consequences, including (but not limited to) government enforcement actions (e.g., investigations, fines, penalties, audits, inspections, and similar); litigation (including class-action claims); additional reporting requirements and/or oversight; indemnification obligations; bans on processing personal data or credit cards; and orders to destroy or not use personal data. Any of these events could have a material adverse effect on our reputation, business, or financial condition, including but not limited to: loss of guests; inability to process personal data or to operate in certain jurisdictions; limited ability to develop or commercialize new features, amenities, or services; expenditure of time and resources to defend any claim or inquiry; adverse publicity; or substantial changes to our business model or operations.

Failure to comply with consumer protection, marketing and advertising laws, including with regard to direct marketing and internet marketing practices, could result in fines or place restrictions on our business.

Our business is subject to various laws and regulations governing consumer protection, advertising, and marketing. We may encounter governmental and private party investigations and complaints in areas such as the clarity, transparency, accuracy, and presentation of information on our website or in third-party listings of our properties, as has occurred with respect to other hospitality booking sites. In addition, as we attempt to increase the proportion of stays booked directly through our website, our marketing activities will be subject to various laws and regulations in the U.S. and internationally that govern online and other direct marketing and advertising practices. For example, the Telephone Consumer Protection Act of 1991 (“TCPA”) imposes specific requirements on communications with customers and various consumer consent requirements and other restrictions on certain communications with consumers by phone, fax or text message. TCPA violations can result in significant financial penalties, including penalties or criminal fines imposed by the Federal Communications Commission or fines of up to $1,500 per violation imposed through private litigation or by state authorities. Our marketing activities could be restricted, our guest relationships and revenues could be adversely affected, and our costs could increase, due to changes required in our marketing, listing, or booking practices, or any investigations, complaints, or other adverse developments related to these laws and regulations.

Industry-specific payment regulations and standards are evolving, and unfavorable industry-specific laws, regulations, interpretive positions or standards could harm our business.

Our payment processors expect attestation of compliance with the Payment Card Industry (PCI) Data Security Standards. If we are unable to comply with these guidelines or controls, or if our third-party payment processors are unable to obtain regulatory approval to use our services where required, our business may be harmed. For example, failing to maintain our Attestation of Compliance for PCI could result in monthly fines or other adverse consequences until compliance is re-established via an external PCI qualified security assessor. Existing third parties or future business partnerships may opt out of processing payment card transactions if we are unable to achieve or maintain industry-specific certifications or other requirements or standards relevant to our guests, business partners, and other third parties.

Risks Related to Indebtedness and Liquidity

We may require additional capital to support business growth or respond to business challenges, and this capital might not be available in a timely manner or on favorable terms.

We intend to continue to make investments to support our business growth and may require additional funds to respond to business challenges, including the need to develop or add new properties or services or enhance our existing properties or services, enhance our operating infrastructure, add personnel, and acquire complementary businesses and technologies. Accordingly, we may need to engage in equity or debt financings to secure additional funds in the future. If we raise additional funds through further issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences, and privileges superior to those of holders of our common stock. Any debt financing could involve restrictive covenants relating to financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions or strategic partnerships. In addition, the U.S. government-arranged closure and receivership of SVB, one of our lenders, in March 2023 may make it more difficult or impossible for us to borrow further amounts under our 2022 loan and security agreement with SVB, and we may not be able to obtain additional, alternative financing on favorable terms, if at all. If we are unable to obtain adequate or satisfactory financing when we require it, our ability to continue to support our business growth and to respond to business challenges could be significantly limited.

Our indebtedness could adversely affect our business and financial condition.

As of December 31, 2022, we had indebtedness related to our Delayed Draw Notes in the aggregate principal amount of $183.2 million, including capitalized paid-in-kind interest, secured against substantially all of our assets. Risks relating to our indebtedness include:
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

The terms of certain of our indebtedness and credit facilities include a number of covenants that limit our ability and our subsidiaries’ ability to, among other things, incur additional indebtedness, grant liens, merge or consolidate with other companies or sell our assets, pay dividends, make redemptions and repurchases of stock, make investments, loans and acquisitions, change the nature of our business or engage in transactions with affiliates. In addition, we must comply with a minimum EBITDA covenant, a minimum adjusted quick ratio covenant, and a minimum liquidity covenant, and maintain our common stock’s listing on Nasdaq. Due to the March 2023 U.S. government-arranged closure of SVB, we may seek additional or replacement credit arrangements, in part to support letters of credit or other security instruments for our leases of guest properties. Any future credit arrangements may have stricter covenants or other more onerous terms than our current arrangements. The terms of our indebtedness and credit facilities may restrict our current and future operations and could adversely affect our ability to finance our future operations or capital needs. In addition, complying with these covenants may make it more difficult for us to successfully execute our business strategy, including potential acquisitions, and to compete against companies that are not subject to such restrictions.

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

Our common stock and publicly traded warrants currently trade on The Nasdaq Global Select Market. The Nasdaq Stock Market LLC has requirements for our equity securities to remain listed on Nasdaq, including a rule requiring our common stock to maintain a minimum closing bid price of $1.00 per share. On certain trading days in July 2022 and March 2023 before the filing of this Annual Report on Form 10-K, the closing price of our common stock was below $1.00 per share, and it may remain below $1.00 per share and/or fall below $1.00 per share in the future. If the closing bid price of our common stock remains below $1.00 per share for a period of 30 consecutive trading days, we expect to receive a notification from Nasdaq that our common stock would be subject to delisting if we do not regain compliance with the minimum bid price requirement within the time period specified by Nasdaq. If we were to receive such a notification, we expect that we would be afforded a grace period of 180 calendar days to regain compliance with the minimum bid price requirement, and that, to regain compliance, our common stock would need to maintain a minimum closing bid price of at least $1.00 per share for at least 10 consecutive trading days. If we fail to meet Nasdaq’s stock price requirements, or if we do not meet Nasdaq’s other listing requirements, we would fail to be in compliance with Nasdaq’s listing standards and our common stock and publicly traded warrants could be delisted from Nasdaq. There can be no assurance that we will continue to meet the minimum bid price requirement or any other Nasdaq listing requirement in the future. If our common stock and publicly traded warrants were to be delisted, the liquidity of our common stock and publicly traded warrants would be adversely affected, their market prices could decrease, and our ability to raise equity capital and our reputation and relationships with real estate owners and other business partners could be impaired.

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

The stock markets, including Nasdaq, have, from time to time, experienced significant price and volume fluctuations. Even if an active, liquid and orderly trading market develops and is sustained for our common stock, the market price of our common stock and our publicly traded warrants may be volatile and could decline significantly. In addition, the trading volume in our common stock and warrants may fluctuate and cause significant price variations to occur. If the market price of our common stock declines significantly, you may be unable to resell your shares or warrants at or above the market price at which you acquired them. We cannot assure you that the market price of our common stock or warrants will not fluctuate widely or decline significantly in the future in response to a number of factors, including, among others, the following:

•The realization of any of the risk factors presented in this report;
•Actual or anticipated differences or changes in our estimates, or in the estimates of analysts, for our revenues, Free Cash Flow, or other cash flow measures, results of operations, operating metrics, level of indebtedness, liquidity or financial condition;
•Actual or anticipated fluctuations in our quarterly or annual operating results;
•Additions and departures of key personnel;
•Failure to comply with the listing requirements of Nasdaq, or the disclosure of any notifications from Nasdaq about the listing status of our common stock;
•Failure to comply with the Sarbanes-Oxley Act or other laws or regulations;
•Future or anticipated issuances, sales, resales or repurchases, of our securities;
•Publication of research reports about us or other publicity about us, our properties, or incidents at our properties;
•The performance and market valuations of other similar companies;
•Commencement of, or involvement in, litigation or other legal proceedings involving us;
•Broad disruptions in the financial markets, including sudden disruptions in the credit markets;
•Speculation in the press or investment community;
•Actual, potential or perceived control, accounting or reporting problems;
•Changes in accounting principles, policies, and guidelines; and
•Other events or factors, including those resulting from infectious diseases, health epidemics and pandemics (including the ongoing COVID-19 pandemic), natural disasters, war (including the 2022 Russian invasion of Ukraine), acts of terrorism, cyber-attacks, information security incidents, or responses to these events.

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

In the future, we may incur debt or issue equity securities ranking senior to our common stock. Those securities will generally have priority upon liquidation. Such securities also may be governed by an indenture or other instrument containing covenants restricting our operating flexibility. Additionally, any convertible or exchangeable securities that we issue in the future may have rights, preferences, and privileges more favorable than those of our common stock or provide for the issuance of additional equity securities that could be dilutive to existing stockholders. In addition, on December 1, 2022 we closed our offer to reprice certain eligible stock options. Options to purchase a total of 20,292,621 shares of our common stock were amended on that date and the exercise price of each such repriced option was reduced to $1.74 per share. Such offer to reprice may increase the potential dilutive effect of those options. Because our decision to issue debt or equity in the future will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing, nature or success of our future capital raising efforts. As a result, future capital raising efforts may reduce the market price of our common stock and be dilutive to existing stockholders.

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

Our Public Warrants were issued in registered form under a warrant agreement with Computershare that provides that the terms of the Public Warrants may be amended without the consent of any holder to cure any ambiguity or correct any defective provision but requires the approval by the holders of at least 50.0% of the then-outstanding Public Warrants to make any change that adversely affects the interests of the registered holders. Accordingly, we may amend the terms of the Public Warrants in a manner adverse to a holder if holders of at least 50.0% of the then-outstanding Public Warrants approve of such amendment. Although our ability to amend the terms of the Public Warrants with the consent of at least 50.0% of the then-outstanding Public Warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the Public Warrants, shorten the exercise period, or decrease the number of shares of Common Stock purchasable upon exercise of a Public Warrant.

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

Our Amended and Restated Bylaws provide that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware (or, if the Court of Chancery does not have jurisdiction, another State court in Delaware or the federal district court of the District of Delaware) will, to the fullest extent permitted by law, be the sole and exclusive forum for:

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
Item 1B. Unresolved Staff Comments

None.
Item 2. Properties

A substantial percentage of Sonder’s corporate staff works remotely. Sonder leases or licenses office space for corporate and administrative purposes at various locations in the United States, Montreal, Quebec, and London, England. Sonder’s former global headquarters is located in San Francisco, California, where it leases approximately 20,000 square feet of office space under a lease that Sonder does not plan to renew when it expires in May 2023.

Sonder’s principal warehouse for furniture distribution in the United States and Canada is in Roanoke, Texas at a facility owned by a third party, where Sonder is currently utilizing approximately 160,000 square feet of storage space under a contract that expires on November 30, 2023 unless earlier terminated due to failure to agree on rate adjustments or otherwise. Sonder also utilizes smaller storage spaces operated by that third party in Texas, and leases smaller warehouse and storage spaces to support various cities’ operations.

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

PART II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information, Holders of Common Stock, and Dividends

Our common stock and publicly traded warrants are traded on the Nasdaq Global Select Market under the symbols “SOND” and “SONDW,” respectively. On December 31, 2022, there were 148 holders of record of our Common Stock and 15 holders of record of our publicly traded Warrants. Such numbers do not include beneficial owners holding our securities through nominees.

We do not intend to declare or pay any cash dividends in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans

See “Part III, Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None.

Use of Proceeds

None.

Issuer Purchases of Equity Securities

None.

Stock Performance Graph

The following graph shows a comparison of the cumulative total stockholder return of an investment of $100 from January 19, 2022, which was the first full day our common stock began publicly trading following the consummation of the Business Combination, through December 31, 2022 for (i) our common stock, (ii) the Nasdaq Composite Index (“Nasdaq Composite”), and (iii) the Standard & Poor’s 500 Stock Index (“S&P 500”). The graph also uses the closing market price on January 19, 2022 of $8.22 per share as the initial value of our common stock. The comparisons shown in the graph below are based upon historical data. We caution that the stock price performance shown in the graph below is not necessarily indicative of, nor is it intended to forecast, the potential future price performance of our common stock. The performance graph and related information shall not be deemed “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or Securities Exchange Act of 1934, each as amended, except to the extent that we specifically incorporate it by reference into such filing.

Sonder Holdings Inc. Comparison of Total Return Performance
125
100
75
50
25
0
01/19/22
03/31/22
6/30/2022
09/30/22
12/31/22
Sonder Holdings Inc.
Nasdaq Composite
S&P 500

Item 6. [Reserved]
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the financial condition and results of operations of Sonder Holdings Inc. (“Sonder,” “we,” “us” or “our”) should be read together with Sonder’s audited consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties. Sonder’s actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under the section entitled “Risk Factors” herein or in other parts of this Annual Report on Form 10-K. Sonder’s historical results are not necessarily indicative of the results that may be expected for any period in the future. Except as otherwise noted, all references to 2022 refer to the year ended December 31, 2022, and references to 2021 refer to the year ended December 31, 2021.

The following discussion and analysis does not include certain items related to the year ended December 31, 2020, including year-over-year comparisons between the year ended December 31, 2021 and the year ended December 31, 2020. For a comparison of our results of operations for the fiscal years ended December 31, 2021 and December 31, 2020, refer to Exhibit 99.2, “Management's Discussion and Analysis of Financial Condition and Results of Operations” of our Form 8-K/A, filed with the SEC on March 28, 2022.

On January 18, 2022, Sonder consummated the previously announced business combination by and among Gores Metropoulos II, Inc. (“GMII”), two subsidiaries of GMII, and Sonder Operating Inc., a Delaware corporation formerly known as Sonder Holdings Inc. (“Legacy Sonder”) (the “Business Combination”).
Overview

We are on a mission to revolutionize hospitality through innovative, tech-enabled service, and inspiring, thoughtfully designed accommodations combined into one seamless experience. Sonder was born from a desire to offer the modern traveler better accommodation choices than unremarkable “big box” hotels, often unreliable home-shares, and overly expensive boutique hotels. We lease and operate a variety of accommodation options — from fully-equipped serviced apartments to spacious hotel rooms — in 43 cities in 10 countries. As of December 31, 2022, we had approximately 9,700 units available for guests to book at over 250 properties.
Management Discussion Regarding Opportunities, Challenges, and Risks

Cash Flow Positive Plan

On June 9, 2022, we announced our cash flow positive plan, which focuses on achieving positive quarterly free cash flow (“FCF”) within 2023 (the “Cash Flow Positive Plan”). The Cash Flow Positive Plan shifted our focus from hyper growth to generating positive FCF more rapidly than previously planned. This shift in focus was not due to a lack of growth opportunities, but instead because market conditions had changed, and we thought it was prudent to shift our strategy to adapt to the changing macroeconomic environment. We have continued to make meaningful progress against our Cash Flow Positive Plan, including reducing our FCF burn by over 50.0% from the first quarter of 2022 to the fourth quarter of 2022. Our focus remains on reaching our first quarter of positive FCF in 2023. Our ability to reach our overall FCF goal is subject to certain risks, including a significant change in the macroeconomic environment and its impact on travel demand, inflation, or our ability to achieve our intended cost efficiencies.

Supply Growth

A key driver of our revenue growth is our ability to convert units for which we have signed real estate contracts but are not yet available for guests to book (“Contracted Units”) into units available for guest booking (“Live Units”) and to continue signing properties with favorable terms.

As part of our Cash Flow Positive Plan, we slowed our planned pace of new unit signings to refocus on growth primarily through our already contracted portfolio. In 2022, our Live Units grew by 27.6% year-over-year to over 9,700 units, driven by strong conversion of our Contracted Units to Live Units. We are also focused on targeting high quality, 100% capital light deals (as defined below) for incremental unit signings. While we signed high quality, capital light units over the course of 2022, we also saw development cost uncertainty and augmented risk around financing in the second half of the year. We continue to meaningfully scale the business and have a robust portfolio of Contracted Units as well as a strong pipeline of potential new unit signings.

Ability to Attract and Retain Guests

Another key driver of our revenue growth is our ability to attract demand from repeat guests and to attract new guests through various channels. We source demand from a variety of channels, including indirectly, through online travel agencies (“OTAs”) such as Airbnb, Booking.com, and Expedia and directly, through Sonder.com, the Sonder app, or our sales personnel. While bookings made through OTAs incur channel transaction fees, where we pay a certain percentage of the revenue booked on the OTA in order to compensate the OTA for its listing services, they allow us to attract new guests who may not be familiar with the Sonder brand. In general, direct bookings are more advantageous to us as they do not incur channel transaction fees and also allow us to have a more direct relationship with our guests. Direct bookings as a percentage of total bookings have fluctuated in recent years due to the COVID-19 pandemic but have stabilized above 40% (42.2% for the year ended December 31, 2022).

Additionally, we are focused on expanding our corporate business, including strengthening our position on Global Distribution System (“GDS”) platforms and adding a significant amount of corporate travel accounts.

Technology

We have invested, and will continue to invest, resources in our technology architecture and infrastructure. These improvements have allowed us to deploy the latest tools and technologies to build external and internal facing technology. Our technology is essential to our user experience, as it leads guests through their entire Sonder stay, from booking through check-out. Technology also underpins our hospitality operations, from underwriting and supply growth, to building openings, pricing and revenue management, demand generation, interior design, and day-to-day operations. By leveraging technology, our goal is to reduce operating costs and provide both a better guest experience and a compelling value.
The Business Combination and Public Company Costs

On January 18, 2022, we consummated the Business Combination, pursuant to which Legacy Sonder merged into one of our subsidiaries and we changed our corporate name to Sonder Holdings Inc. Legacy Sonder has been deemed the accounting predecessor and as such, Legacy Sonder’s financial statements for previous periods are disclosed in Sonder’s periodic reports filed with the SEC subsequent to January 18, 2022. The Business Combination was accounted for as a reverse recapitalization. Under this method of accounting, GMII was treated as the acquired company for financial statement reporting purposes.

Upon consummation of the Business Combination, our Common Stock began trading on the Nasdaq Global Select Market under the ticker symbol “SOND.” As a publicly traded company, Legacy Sonder’s management team and business operations comprise our management and operations. Sonder will need to continue to hire additional personnel and implement procedures and processes to address public company regulatory requirements and customary practices. We expect to incur additional annual expenses as a public company for, among other things, directors’ and officers’ liability insurance, director fees, and additional internal and external accounting, legal, administrative resources, including increased audit and legal fees.

Restructuring

As part of the Cash Flow Positive Plan, we completed a restructuring of our operations resulting in an approximate 21.0% reduction of then-existing corporate roles and a 7.0% reduction of then-existing frontline roles. As part of this restructuring, we incurred $4.0 million in one-time restructuring costs in the year ended December 31, 2022, of which approximately $3.7 million was paid out in 2022, and the remainder is expected to be paid out by early 2023.

On March 1, 2023, we announced a restructuring affecting approximately 14.0% of the corporate workforce, which is expected to lead to approximately $10.0 million in annualized cost savings. We expect the restructuring to be substantially complete by the end of the first quarter of 2023. Total costs and cash expenditures for the restructuring are estimated at $2.0 million to $3.0 million, substantially all of which are related to employee severance and benefits costs and will be recognized in the first quarter of 2023. We expect to pay the majority of these restructuring amounts in the first quarter of 2023.

Key Business Metrics

We track the following key business metrics to evaluate our performance, identify trends, formulate financial projections, and make strategic decisions. Accordingly, we believe these key business metrics provide useful information to investors and others in understanding and evaluating our results of operations in the same manner as our management team. These key business metrics may be different from similarly titled metrics presented by other companies.

The following table provides the key metrics for the periods indicated (rounded):

	Year ended December 31,		Change
	2022	2021	No.	%
Live Units (End of Period)	9,700	7,600	2,100	27.6%
Bookable Nights	3,051,000	2,032,000	1,019,000	50.1%
Occupied Nights	2,466,000	1,380,000	1,086,000	78.7%
Total Portfolio	17,600	18,100	(500)	(2.8)%
RevPAR	$151	$115	$36	31.3%
ADR	$187	$169	$18	10.7%
Occupancy Rate	81.0%	68.0%	13.0%	19.1%

Live Units

Live Units generate Bookable Nights (as defined below) which generate revenue. Live Units are a key driver of revenue, and a key measure of the scale of our business, which in turn drives our financial performance.

Growth in Live Units is driven by the number of units contracted in prior periods, and the lead time and opening period associated with making those units available to guests. The time from contract signing to building opening varies widely, ranging from relatively short periods for hotels that already meet Sonder’s brand standards and/or that are already live hotels operating under another brand, to many months or even years for projects under renovation or construction. The number of Live Units at the end of a period is also affected by the number of units that were removed from Sonder’s portfolio during that same period, which Sonder refers to as dropped units. Typically, Sonder does not drop many Live Units, other than certain units at the end of their contracts, during atypical times such as during the COVID-19 pandemic, or due to unforeseen regulatory changes within an existing market.

The increase in Live Units year-over-year was driven by our continued focus on converting Contracted Units into Live Units. As of December 31, 2022, our five largest cities (New York City, Dubai, Philadelphia, New Orleans and London) accounted for approximately 38.4% of our Live Units, and our 10 largest cities accounted for approximately 59.0% of our Live Units.

Bookable Nights / Occupied Nights

Bookable Nights represent the total number of nights available for stays across all Live Units. Occupied Nights represent the total number of nights occupied across all Live Units. Occupancy Rate (“OR”) is calculated as Occupied Nights divided by Bookable Nights. Bookable Nights, Occupied Nights, and OR are key drivers of revenue, which in turn drives financial performance.

In the first quarter of 2022, we implemented a pricing strategy to target higher occupancy in order to take advantage of demand elasticity and continued to pursue this strategy throughout 2022. We are marketing bookings further in advance, continuously improving our pricing strategy, and developing additional sales and marketing capabilities and our corporate travel offering to bolster demand. We are continually evaluating the balance between demand and rate, and therefore we view occupancy as more of an output of Revenue per Available Room (“RevPAR”) optimization efforts rather than a standalone strategy.

The increase in Bookable Nights and Occupied Nights year-over-year was largely driven by our focus on converting Contracted Units into Live Units. The increase in Occupied Nights year-over-year was also driven by our strategy shift targeting higher occupancy.

RevPAR and Average Daily Rate

RevPAR represents the average revenue earned per available night and can be calculated either by dividing revenue by Bookable Nights, or by multiplying Average Daily Rate (“ADR”) by OR. ADR represents the average revenue earned per night occupied and is calculated as Revenue divided by Occupied Nights. RevPAR and ADR are key drivers of revenue, and key measures of our ability to attract and retain guests, which in turn drives financial performance.

Several factors may explain period-to-period RevPAR variances, including:
•Live Units that became live in recent months and have not yet reached mature economics. Typically, new Live Units take several months to achieve mature ADR and OR as buildings stabilize and drive organic bookings. If a period has a significant increase in Live Units, this may reduce the portfolio’s RevPAR.
•Market mix represents the composition of our portfolio based on geographic presence. Certain markets such as New York or London typically earn higher RevPARs, while certain other markets such as Houston or Phoenix typically earn lower RevPARs. Therefore, if the market mix shifts toward lower RevPAR markets, it may adversely impact the portfolio’s RevPAR.
•Product mix represents the composition of our portfolio between apartment and hotel style units. In general, apartments are higher RevPAR bookings because they typically offer more amenities (e.g., kitchen, in-unit washer/dryer) and have higher square footage compared to hotel units. Therefore, if the product mix shifts towards hotel units, it may adversely impact the portfolio’s RevPAR.
•Seasonality drives typical period-to-period variances in a particular property’s RevPAR depending upon seasonal factors (e.g., weather patterns, local attractions and events, holidays) as well as property location and type. Based on results prior to the COVID-19 pandemic, RevPAR tends to be lower across our portfolio in the first quarter and fourth quarters of each year due to seasonal factors such as weather and holidays and the market mix and product mix of our portfolio at the time. However, the effect of seasonality will vary as our market mix and product mix continues to evolve.

The increase in RevPAR year-over-year was driven by a 19.1% Occupancy Rate increase due to our strategy shift targeting higher occupancy and a 10.7% increase in ADR due to continued travel recovery.
Impact of COVID-19 and Macroeconomic Factors on the Business

Our financial results for all of 2020, 2021, and the first half of 2022 were materially adversely affected by the COVID-19 pandemic, and the pandemic may continue to adversely impact business operations, results of operations, and liquidity in the near term and possibly longer if additional serious variants or resurgences of the virus occur. While quarterly RevPAR has been generally improving since May 2020, and we continue to evaluate the nature and extent of the impact of the pandemic on our business, the extent and duration of the current travel recovery remain uncertain and will be largely dependent on the effectiveness of COVID-19 prevention and treatment measures, infection rates, and governmental responses in the cities and countries in which we operate, as well as the other factors that affect travel demand. Additionally, the uncertainty surrounding macroeconomic factors in the U.S. and globally, characterized by inflationary pressures, rising interest rates, significant volatility of global markets and geopolitical conflicts, could have a material adverse effect on our business and could lead to further economic disruption and expose us to greater risk of a potential deceleration or reversal of the current travel market recovery trends.

Results of Operations

The following table sets forth our results of operations for the periods indicated and as a percentage of revenue (in thousands, except percentages):

	Year ended December 31,
	2022		2021
Revenue	$461,083	100.0%	$232,944	100.0%
Cost of revenue (excluding depreciation and amortization)	320,016	69.4%	201,445	86.5%
Operations and support	211,081	45.8%	142,728	61.3%
General and administrative	132,445	28.7%	106,135	45.6%
Research and development	28,896	6.3%	19,091	8.2%
Sales and marketing	51,224	11.1%	23,490	10.1%
Restructuring and other charges	4,033	0.9%	—	—%
Total costs and operating expenses	$747,695	162.2%	$492,889	211.6%
Loss from operations	$(286,612)	(62.2)%	$(259,945)	(111.6)%
Total non-operating (income) expense, net	(121,403)	(26.3)%	34,200	14.7%
Loss before income taxes	(165,209)	(35.8)%	(294,145)	(126.3)%
Provision for income taxes	533	0.1%	242	0.1%
Net loss	$(165,742)	(35.9)%	$(294,387)	(126.4)%
Other comprehensive loss:
Change in foreign currency translation adjustment	5,686	1.2%	1,633	0.7%
Comprehensive loss	$(160,056)	(34.7)%	$(292,754)	(125.7)%

Revenue

Sonder generates revenues by providing accommodations to its guests. Direct revenue is generated from stays booked through Sonder.com, the Sonder app, or directly with our sales personnel, while indirect revenue is generated from stays booked through third-party corporate and online travel agencies.

The following table sets forth our revenue for the periods indicated (in thousands, except percentages):

	Year ended December 31,		Change
	2022	2021	$	%
Revenue	$461,083	$232,944	$228,139	97.9%
Revenue increased, primarily due to a 31.3% increase in RevPAR, driven by continued travel market recovery and our strategy targeting higher occupancy, along with an increase of 27.6% in Live Units contributing to a 78.7% increase in Occupied Nights.

Costs and Operating Expenses

The following table sets forth our total costs and operating expenses for the periods shown (in thousands, except percentages):

	Year ended December 31,		Change
	2022	2021	$	%
Cost of revenue (excluding depreciation and amortization)	$320,016	$201,445	$118,571	58.9%
Operations and support	211,081	142,728	68,353	47.9%
General and administrative	132,445	106,135	26,310	24.8%
Research and development	28,896	19,091	9,805	51.4%
Sales and marketing	51,224	23,490	27,734	118.1%
Restructuring and other charges	4,033	—	4,033	100.0%
Total costs and operating expenses	$747,695	$492,889	$254,806	51.7%

Cost of Revenue (excluding depreciation and amortization): Cost of revenue primarily consists of fixed and variable lease costs to real estate owners for our Live Units, cleaning costs, and payment processing charges. We expect our cost of revenue will continue to increase on an absolute dollar basis for the foreseeable future as we experience growth in bookings and expand our portfolio of properties. Cost of revenue may vary as a percentage of revenue from period-to-period based on the timing and seasonality of bookings. Additionally, our cost of revenue does not necessarily increase at a rate commensurate with the increase in revenue, given that drivers of increases in revenue, such as increase in occupancy, do not necessarily require additional costs.

Cost of revenue increased, primarily due to: (i) a $87.5 million increase in rent expense related to leases as a result of a 2,100 unit increase in Live Units; (ii) a $20.0 million increase in cleaning expenses as a result of an increase in the number of Occupied Nights; and (iii) a $7.8 million increase in payment processing fees due to an increase in bookings, driven by continued travel recovery and our Live Unit growth.

Operations and support: Operations and support costs are related to guest-facing functions and variable expenses associated with property-level operations, such as customer service and hospitality, depreciation of property and equipment, utilities, costs to open new properties, and the cost of guest-room consumable items and low-cost furnishings. We expect operations and support costs to increase on an absolute dollar basis for the foreseeable future to the extent that we continue to grow our Live Units.

Operations and support increased, primarily due to: (i) a $26.0 million increase in unit-related expenses due to an increase in Live Units, along with an increase in Occupied Nights; (ii) a $22.8 million increase in employee compensation expense, inclusive of stock compensation expense, due to an increase in average headcount; (iii) a $6.5 million increase in onboarding costs as a result of our focus on converting Contracted Units into Live Units; and (iv) a $5.7 million increase in customer service costs, driven by an increase in Occupied Nights.

General and administrative: General and administrative costs primarily consist of personnel-related expenses for administrative functions, such as legal, finance and accounting, public policy, and human resources. It also includes certain professional services fees, corporate offices, technology expenses, bad debt expense, general corporate and director and officer insurance, and other corporate-level expenses we incur to manage and support our operations. We expect to continue to incur certain general and administrative costs as a result of operating as a public company, including expenses to comply with the rules and regulations of the SEC and Nasdaq, as well as expenses for corporate insurance, director and officer insurance, investor relations, and professional services. Overall, we expect our general and administrative costs will decrease as a percentage of revenue in 2023 as compared to 2022.

General and administrative increased, primarily due to: (i) a $7.6 million increase in tax expense related to transaction (sales and value-added tax) taxes, largely driven by an increase in bookings due to continued travel recovery during the period and our Live Unit growth; (ii) a $6.7 million increase in legal and professional fees due to ongoing routine legal and professional costs; (iii) a $4.9 million increase in insurance expense due to additional costs incurred in connection with becoming a public company; and (iv) a $3.5 million increase in employee compensation expense, inclusive of stock compensation expense, due to an increase in average headcount.

Research and development: Research and development expenses primarily consist of personnel-related expenses and an allocation of our facility expenses incurred in connection with the development of our existing and new services. Our research and development efforts in the short- to mid-term are focused primarily on increasing the functionality and enhancing the ease of use of existing services, and to a lesser extent, adding new features and services. We capitalize the portion of our software development costs that meets the criteria for capitalization. We expect that our research and development expenses will decrease as a percentage of revenue in 2023 as compared to 2022.

Research and development increased, primarily due to: (i) a $6.1 million increase in employee compensation expense, inclusive of stock compensation expense, driven by an increase in average headcount; (ii) a $1.6 million increase in computer software expense related to the growth of our business; and (iii) a $1.3 million increase in professional fees related to the growth of our business and in connection with becoming a public company.

Sales and marketing: Sales and marketing expenses primarily consist of service charges for bookings made through OTAs, personnel-related expenses for sales, marketing, advertising costs, and branding. We expect our sales and marketing expense will decrease as a percentage of revenue in 2023 as compared to 2022.

Sales and marketing increased, primarily due to: (i) a $22.9 million increase in channel transaction fees resulting from an increase in revenue booked through third-party OTAs, consistent with total revenue growth; and (ii) a $3.4 million increase in compensation expense, inclusive of stock compensation expense, driven by an increase in average headcount.

Restructuring and other charges: Restructuring and other charges consists primarily of employee termination benefits of approximately $4.0 million for the year ended December 31, 2022 as part of our Cash Flow Positive Plan announced in the second quarter of 2022.

The entirety of the increase in restructuring and other charges is due to the Cash Flow Positive Plan discussed above.

Total Non-operating (Income) Expense, Net

Total non-operating (income) expense, net consists primarily of the change in fair value of the Earn Out, SPAC Warrants, and other instruments carried at fair value, realized and unrealized gains and losses on foreign currency transactions and balances, and interest expense related to the term loans and convertible debt.

The following table sets forth our total non-operating (income) expense, net for the periods indicated (in thousands, except percentages):

	Year ended December 31,		Change
	2022	2021	$	%
Interest expense, net	$21,505	$44,090	$(22,585)	(51.2)%
Change in fair value of SPAC Warrants	(25,260)	—	(25,260)	(100.0)%
Change in fair value of Earn Out liability	(95,700)	—	(95,700)	(100.0)%
Change in fair value of share-settled redemption feature and gain on conversion of convertible notes	(29,512)	—	(29,512)	(100.0)%
Other expense (income), net	7,564	(9,890)	17,454	(176.5)%
Total non-operating (income) expense, net	$(121,403)	$34,200	$(155,603)	(455.0)%

Interest expense, net: Interest expense, net decreased due to the conversion of the Convertible Notes to equity in January 2022, offset by interest expense recognized in connection with the payoff of the term loan in January 2022 and interest expense on the Delayed Draw Notes issued in January 2022.

Change in fair value of SPAC Warrants: The change in the fair value of the SPAC Warrants is impacted by the initial recognition of, and subsequent fair value adjustments to, the SPAC Warrants. The decrease in the fair value of this line item resulted from a decrease in our stock price period-over-period and is recognized as a credit on the consolidated statements of operations and comprehensive loss, thereby decreasing our net loss.

Change in fair value of Earn Out Liability: The change in the fair value of the Earn Out Liability is impacted by the initial recognition of, and subsequent fair value adjustments to, the Earn Out Liability. The decrease in the fair value of this line item resulted from a decrease in our stock price period-over-period and is recognized as a credit on the consolidated statements of operations and comprehensive loss, thereby decreasing our net loss.

Change in fair value of share-settled redemption feature and gain on conversion of convertible notes: The change in fair value of the share-settled redemption feature related to the Convertible Notes resulted from an increase in other income as a result of the conversion of the Convertible Notes.

Other expense (income), net: Other expense (income), net increased primarily due to a decrease in the fair value adjustments for preferred stock warrant liabilities that were converted to equity as a result of the consummation of the Business Combination and fluctuations in foreign currency which impacted the remeasurement of foreign balances to reporting currency.

Provision for income taxes

As of December 31, 2022 and 2021, we have recorded a full valuation allowance against our deferred tax assets due to our history of losses.

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

The following table sets forth the provision for income taxes for the periods indicated (in thousands, except percentages):

	Year ended December 31,		Change
	2022	2021	$	%
Provision for income taxes	$533	$242	$291	120.2%
The provision for income taxes increased, primarily as a result of taxes related to operations in foreign jurisdictions.

Non-GAAP Financial Measures

We prepare our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP” or “U.S. GAAP”). However, some of the financial measures discussed herein are non-GAAP financial measures. In accordance with SEC rules, we classify a financial measure as being a non-GAAP financial measure if that financial measure excludes or includes amounts, or is subject to adjustments that have the effect of excluding or including amounts, that are included or excluded, as the case may be, in the most directly comparable measure calculated and presented in accordance with GAAP in our consolidated statements of operations and comprehensive loss, balance sheets, or statements of cash flows.

To supplement the consolidated financial statements, which are prepared and presented in accordance with GAAP, we use the following non-GAAP financial measures: Free Cash Flow (“FCF”), Cash Contribution, and Cash Contribution Margin (“CCM”) (collectively, the “non-GAAP financial measures”).

FCF

The following table presents the calculation of FCF for the periods indicated (in thousands):

	Year ended December 31,
	2022	2021
Cash used in operating activities	$(149,015)	$(179,391)
Cash used in investing activities	(30,993)	(21,587)
FCF, including restructuring costs	(180,008)	(200,978)
Cash paid for restructuring costs	3,712	—
FCF, excluding restructuring costs	$(176,296)	$(200,978)

Free cash flow, excluding restructuring costs, represents cash used in operating activities less cash used in investing activities, excluding the impact of restructuring charges. The most directly comparable GAAP financial measure is cash used in operating activities. Our near-term focus is to reach positive FCF, as detailed in our Cash Flow Positive Plan. Our Cash Flow Positive Plan seeks to reach positive quarterly free cash flow within 2023 without additional fundraising and while preserving strong liquidity. The Cash Flow Positive Plan includes four key levers: (i) reducing cash costs; (ii) reducing planned pace of signing new units (growing primarily by opening previously Contracted Units); (iii) only targeting 100% "capital light" deals for any incremental unit signings, whereby real estate owners fund the vast majority of our upfront capital expenditures in exchange for slightly higher rents; and (iv) focusing on RevPAR initiatives with a quick return on investment, such as increasing prices, adding parking, pet fees, or other similar add-on options to bookings, and more.

We believe FCF, excluding restructuring costs, is meaningful to investors as it is the primary liquidity measure that we focus on internally to evaluate our progress towards the objectives outlined in our Cash Flow Positive Plan. We believe that achieving our goals around this measure will put us on a path to financial sustainability and will help fund our future growth.

Our FCF may differ from similarly titled measures used by other companies due to different methods of calculation. Presentation of these measures is not intended to be considered in isolation or as a substitute for, or superior to, the financial information prepared and presented in accordance with GAAP. In addition, this measure may not provide a complete understanding of our cash flow as a whole. As such, these measures should be reviewed in conjunction with our GAAP cash flow.

The change in FCF year-over-year represented a 12.3% improvement, primarily driven by a decrease in cash used in operating activities, excluding the impact of restructuring costs, of $30.4 million, partially offset by an increase in cash used in investing activities of $9.4 million. Refer to the section entitled “Liquidity and Capital Resources – Cash Flow Information” below for further discussion surrounding the changes in our cash flow figures period-over-period.

Cash Contribution and CCM

The following table presents the calculation of Cash Contribution and CCM for the periods indicated (in thousands):

	Year ended December 31,
	2022	2021
Non-property level sales and marketing:
Sales and marketing	$51,224	$23,490
Less: property level sales and marketing	38,752	15,916
Non-property level sales and marketing	$12,472	$7,574

Non-property level operations and support:
Operations and support	$211,081	$142,728
Less: property level operations and support	101,157	57,879
Non-property level operations and support	$109,924	$84,849

Non-property level operating expenses:
General and administrative	$132,445	$106,135
Add: research and development	28,896	19,091
Add: non-property level sales and marketing	12,472	7,574
Add: non-property level operations and support	109,924	84,849
Less: stock-based compensation	22,957	25,247
Less: depreciation and amortization	23,911	17,714
Non-property level operating expenses	$236,869	$174,688

Cash Contribution:
Cash used in operating activities	$(149,015)	$(179,391)
Add: cash paid for restructuring costs	3,712	—
Add: non-property level operating expenses	236,869	174,688
Cash contribution (numerator)	$91,566	$(4,703)
Revenue (denominator)	$461,083	$232,944
CCM(1)	19.9%	(2.0)%
____________
(1)Cash used in operating activities includes the benefit of furniture, fixtures, and equipment (“FF&E”) allowance realized, and therefore, Cash Contribution and CCM include the benefit of FF&E allowance realized. FF&E allowance realized represents payments received from the real estate owner to help offset the capital invested to prepare and furnish a building and the individual units during the period.

Cash contribution is defined as operating cash flow before non-property level costs and the impact of restructuring charges, if any. CCM is defined as cash contribution as a percentage of revenue. The most directly comparable GAAP financial measure is cash used in operating activities. CCM is a unit economics measure for our property-level cash performance. We use CCM to assess the cash performance of our Live Units portfolio, taking into account the benefit of upfront rent abatement, which is typical in the deals we sign. We believe CCM is meaningful to investors as it functions as a useful measure of property-level unit cash economics.

Our CCM may differ from similarly titled measures used by other companies due to different methods of calculation. Presentation of this measure is not intended to be considered in isolation or as a substitute for, or superior to, the financial information prepared and presented in accordance with GAAP. In addition, this measure may not provide a complete understanding of our operating cash flow as a whole. As such, this measure should be reviewed in conjunction with our GAAP cash flow.

CCM improved year-over-year by 2,188 basis points, driven primarily by an increase in cash contribution of $96.3 million, which increased at a higher rate than the increase in revenue of $228.1 million. Refer to the section entitled “Liquidity and Capital Resources – Cash Flow Information” below for further discussion surrounding the changes in our cash flow figures period-over-period.

Liquidity and Capital Resources

Sources and Uses of Cash

At December 31, 2022, we had a cash balance, not including restricted cash, of $246.6 million, which was held for working capital purposes. Reaching Free Cash Flow positivity is our primary focus in the near-term, as detailed in our Cash Flow Positive Plan. Once we reach positive free cash flow, we expect cash from operations will provide our principal source of liquidity. We generate revenue from digital transactions through Sonder.com or the Sonder app which are settled immediately through a payment processor, from transactions with third party corporate customers which are settled based on contractual terms, and indirectly through OTAs, which are settled based on contractual terms. The most significant source of cash in 2022 was the consummation of the Business Combination. This resulted in an increase in cash of approximately $401.9 million, which is net of $24.7 million in payments on debt and approximately $58.6 million of non-recurring transaction costs. Cash consists of checking, interest-bearing accounts, and AAA-rated money market funds.

We have incurred losses since inception, and we expect to continue to incur additional losses in the future. At December 31, 2022, our accumulated deficit was $980.6 million. Our operations to date have been financed primarily by private equity investments in our common and redeemable convertible preferred stock, convertible notes, and other note and warrant purchase agreements, as described in Note 7, Debt, in the notes to our audited consolidated financial statements included in this Annual Report on Form 10-K.

We believe that our existing sources of liquidity will be sufficient to fund our operations and debt obligations for at least the next 12 months. Our future capital requirements will depend on many factors, including our rate of RevPAR growth, our ability to achieve cost efficiencies, our ability to provide security instruments such as letters of credit in lieu of cash deposits pursuant to leases, and the extent of real estate owners’ funding of capital expenditures and other pre-opening costs at our leased properties. To the extent that our existing cash balance and ongoing cash from operations are insufficient to fund our future activities, we may need to raise additional funds through public or private equity or debt financing, including convertible debt or short-term bridge financing, or otherwise, but such funds may not be available on acceptable terms. If sufficient cash from operations or external funding is not available, we may be unable to adequately fund our business plans and it could have a negative effect on our business, operating cash flows, and financial condition.

Most of our cash is held in the United States. At December 31, 2022, our foreign subsidiaries held $20.6 million of cash in foreign jurisdictions. We currently do not intend or foresee a need to repatriate these foreign funds. As a result of the Tax Cuts and Jobs Act of 2017, however, we anticipate the U.S. federal tax impact to be minimal if these foreign funds are repatriated and would not repatriate funds where there was a material tax cost. In addition, based on our current and future needs, we believe our current funding and capital resources for our international operations are adequate.

Debt Arrangements: Debt arrangements, such as our credit facilities and delayed draw notes, have been a source of cash for our day-to-day operations. Refer to Note 7, Debt, in the notes to our audited consolidated financial statements included in this Annual Report on Form 10-K for discussion of our debt arrangements, including the timing of expected maturity of such arrangements. These arrangements include our $60.0 million loan and security agreement with Silicon Valley Bank (“SVB”). SVB was closed and placed under government receivership in March 2023, and the receiver may not honor further borrowing requests under SVB’s existing loan agreements, including ours.

Future Cash Obligations: Our estimated future obligations as of December 31, 2022 include both current and long-term obligations. As of that date, we had debt obligations of $208.4 million, all of which is long-term and includes paid-in-kind interest. Additionally, we had $38.8 million of irrevocable standby letters of credit outstanding which were collateralized by our restricted cash, all of which represents a long term cash obligation. Under our operating leases as discussed in Note 8, Leases, in the notes to our consolidated financial statements included in this Annual Report on Form 10-K, we had a current obligation, before imputed interest, of $297.1 million and a long-term obligation, before imputed interest, of $1.7 billion.

Operating lease obligations primarily represent the initial contracted term for leases that have commenced as of December 31, 2022, not including any future optional renewal periods. In addition, as of December 31, 2022, we have entered into leases that have not yet commenced with short-term future lease payments totaling $44.7 million and long-term future lease payments totaling $1.9 billion, excluding purchase options, that are not yet recorded on the consolidated balance sheets and are not reflected in the figure above. These leases will commence between 2023 and 2026 with lease terms of three to 20 years.

Cash Flow Information

The following table sets forth our cash flows for the periods indicated (in thousands):

	Year ended December 31,
	2022	2021	$ Change
Net cash used in operating activities	$(149,015)	$(179,391)	$30,376
Net cash used in investing activities	(30,993)	(21,587)	(9,406)
Net cash provided by financing activities	400,599	148,571	252,028
Effects of foreign exchange on cash	(1,346)	(760)	(586)
Net change in cash and restricted cash	$219,245	$(53,167)	$272,412

Operating Activities: Net cash used in operating activities decreased year-over year, primarily due to a decrease in our net loss of $128.6 million, the adoption of ASU 2016-02, Leases, on January 1, 2022, which resulted in an increase in amortization of operating lease right-of-use assets of $145.3 million, partially offset by a net decrease related to operating lease right-of-use-assets and operating lease liabilities of $73.9 million, a decrease in the fair value of the Earn Out Liability of $95.7 million, and a decrease in the fair value of SPAC warrants of $25.3 million. Cash used in operating activities is subject to variability period-over-period as a result of timing differences, including with respect to the collection of receivables and payments of interest expense, accounts payable, and other items, as well as variability in our stock price as it relates to fair value of the SPAC Warrants and Earn Out Liability.

Investing Activities: Net cash used in investing activities increased year-over-year, primarily as a result of an increase in purchases of property and equipment of $12.0 million, largely related to purchases for furnishings and fixtures for our live units.

Financing Activities: Net cash provided by financing activities increased year-over-year, primarily related to proceeds of $159.2 million from the Delayed Draw Notes, net of issuance costs and proceeds of $325.9 million from the Business Combination and PIPE offering, partially offset by a decrease in proceeds from the issuance of debt of $162.4 million and an increase in cash outflows of $58.6 million for common stock issuance costs, primarily related to the close of the Business Combination.

Off-Balance Sheet Arrangements

As of December 31, 2022, we had the following off-balance sheet arrangements:

Letters of Credit: We had $38.8 million of irrevocable standby letters of credit outstanding, of which $36.7 million were under our revolving credit facilities. Letters of credit are primarily used as a form of security deposits for the buildings and partial buildings we lease. As of December 31, 2022, approximately $10.1 million of these letters of credit were issued with SVB as the providing bank. SVB was closed and placed under government receivership in March 2023, and the receiver may not honor these letters of credit or further requested letters of credit under our existing loan agreement.

Surety Bonds: A portion of our leases are supported by surety bonds provided by affiliates of certain insurance companies. As of December 31, 2022, we had assembled commitments from five surety providers in the amount of $67.1 million, of which $35.4 million was outstanding and was an off-balance sheet arrangement. The availability, terms and conditions, and pricing of bonding capacity are dependent on, among other things, continued financial strength and stability of the insurance company affiliates providing the bonding capacity, general availability of such capacity and our corporate credit rating.

Indemnification Agreements

In the ordinary course of business, Sonder includes limited indemnification provisions under certain agreements with parties with whom Sonder has commercial relations of varying scope and terms. Under these contracts, Sonder may indemnify, hold harmless, and agree to reimburse the indemnified party for losses suffered or incurred by the indemnified party in connection with breach of the agreements, or intellectual property infringement claims made by a third party, including claims by a third party with respect to Sonder’s domain names, trademarks, logos and other branding elements to the extent that such marks are applicable to its performance under the subject agreement. It is not possible to determine the maximum potential loss under these indemnification provisions due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular provision. To date, no significant costs have been incurred, either individually or collectively, in connection with Sonder’s indemnification provisions.

In addition, Sonder has entered into indemnification agreements with Sonder’s directors, executive officers and certain other employees that require Sonder, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors, executive officers, or employees.

See Note 12., Commitments and Contingencies, in the notes to our audited consolidated financial statements included in this Annual Report on Form 10-K for a description of our indemnification agreements.

Effect of Exchange Rates

Our changes in cash can be impacted by the effect of fluctuating exchange rates. Foreign exchange had a negative effect on cash in both periods, decreasing our total cash balance each year. Additionally, the effect of foreign exchange on cash had a negative impact on cash that was $0.6 million larger in 2022 than in 2021.

Critical Accounting Estimates

Our consolidated financial statements are prepared in accordance with U.S. GAAP. The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of our assets, liabilities, revenue, and expenses. We have identified certain policies and estimates as critical to our business operations and the understanding of our past or present consolidated financial condition and results of operations. These policies and estimates are considered critical because they have a material impact, or they have the potential to have a material impact, on our consolidated financial statements and because they require us to make significant judgments, assumptions, or estimates. We believe that the judgments, estimates, and assumptions used in the preparation of our financial statements are reasonable and appropriate, based on the information available at the time they were made. However, actual results may differ from those estimates, and these differences may be material.

Leases

Our cost of revenue primarily consists of rental expenses from buildings or portions of buildings that serve as accommodations for our guests. We also lease other properties such as warehouses to store furniture and corporate offices. Our rent payment schedules vary by lease term per executed lease agreements and can be monthly, quarterly, or bi-annually. A large majority of our leases contain provisions for rent abatement periods, rent escalation, and tenant improvement allowances. Certain leases require the payment of real estate taxes, insurance, and certain common area maintenance costs in addition to minimum rent payments. These amounts are expensed as incurred and are included within operations and support on our consolidated statement of operations for guest properties and within general and administrative on our consolidated statement of operations for our warehouses and corporate offices in the accompanying consolidated statements of operations and comprehensive loss.

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

Operating lease liabilities and their corresponding right-of-use assets are initially recorded based on the present value of lease payments over the expected remaining lease term. Certain adjustments to the right-of-use asset may be required for items such as incentives received. The interest rate implicit in lease contracts is typically not readily determinable. As a result, we utilize our incremental borrowing rate to discount lease payments, which reflects the fixed rate at which we could borrow on a collateralized basis the amount of the lease payments in the same currency, for a similar term, in a similar economic environment. The determination of our incremental borrowing rate requires estimates surrounding our credit rating, credit spread, and the impact of collateral. To estimate our incremental borrowing rate, a credit rating applicable to us is estimated using a synthetic credit rating analysis since we do not currently have an agency-based credit rating. Prospectively, we will adjust the right-of-use assets for straight-line rent expense or any incentives received and remeasure the lease liability at the net present value using the same incremental borrowing rate that was in effect as of the lease commencement or transition date.

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

Income Taxes

We are subject to income taxes in the United States and foreign jurisdictions in which we operate. We account for income taxes under the asset and liability method, whereby deferred tax assets and liabilities are recognized based on the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and attributable to operating loss and tax credit carry-forwards. We account for uncertainty in tax positions by recognizing a tax benefit from uncertain tax positions when it is more likely than not that the position will be sustained upon examination. Evaluating our uncertain tax positions, determining our provision for income taxes, and evaluating the impact of tax law changes, are inherently uncertain and require making judgments, assumptions, and estimates.

In determining the need for a valuation allowance, we weigh both positive and negative evidence in the various jurisdictions in which we operate to determine whether it is more likely than not that our deferred tax assets are recoverable. We regularly assess all available evidence, including cumulative historic losses and forecasted earnings. Due to cumulative losses in the U.S. during the prior three years, including tax deductible stock compensation, and based on all available positive and negative evidence, we do not believe it is more likely than not that our net U.S. deferred tax assets will be realized as of December 31, 2022. Accordingly, a full valuation allowance has been established in the United States, and no deferred tax assets and related tax benefit have been recognized in the consolidated financial statements.

While we believe that we have adequately reserved for our uncertain tax positions, no assurance can be given that the final tax outcome of these matters will not be different. We adjust these reserves in light of changing facts and circumstances, such as the closing of a tax audit. To the extent that the final tax outcome of these matters is different than the amounts recorded, such differences may impact the provision for income taxes and the effective tax rate in the period in which such determination is made.

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
Recent Accounting Standards
See Note 2, Recently Issued Accounting Standards, in the notes to our consolidated financial statements included in this Annual Report on Form 10-K for a description of recently adopted accounting standards and recently issued accounting standards not yet adopted.

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

We are an emerging growth company as defined in Section 2(a) of the Securities Act and have elected to take advantage of the benefits of the extended transition period for new or revised financial accounting standards. We will remain an emerging growth company until the earliest of: (i) the last day of the fiscal year in which the market value of Common Stock that is held by non-affiliates exceeds $700 million as of the end of that year’s second fiscal quarter; (ii) the last day of the fiscal year in which we have total annual gross revenue of $1.235 billion or more during such fiscal year (as indexed for inflation); (iii) the date on which we have issued more than $1 billion in non-convertible debt in the prior three-year period; or (iv) December 31, 2026, and we expect to continue to take advantage of the benefits of the extended transition period, although we may decide to early adopt such new or revised accounting standards to the extent permitted by such standards. This may make it difficult or impossible to compare our financial results with the financial results of another public company that is either not an emerging growth company or is an emerging growth company that has chosen not to take advantage of the extended transition period exemptions because of the potential differences in accounting standards used.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Sonder’s substantial global operations exposes it to various market risks, primarily including foreign currency risk and interest rate risk.

Foreign Currency Exchange Risk

Sonder transacts business in multiple currencies worldwide. The most significant currency supporting Sonder’s operations for the years ended December 31, 2022 and 2021 was the United States (“U.S.”) dollar. Sonder’s international revenue, as well as costs and expenses denominated in foreign currencies, exposes it to the risk of fluctuations in foreign currency exchange rates against the U.S. dollar. Accordingly, Sonder is subject to foreign currency risk, which may adversely impact its financial results.

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

For revenue and cost of revenue associated with bookings through its direct and indirect channels outside of the U.S., Sonder generally receives net foreign currency amounts and therefore benefits from a weakening of the U.S. dollar and is adversely affected by a strengthening of the U.S. dollar. Movements in foreign exchange rates are recorded in other expense, net in Sonder’s consolidated statements of operations and comprehensive loss.

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

Sonder has not been exposed to, nor anticipates exposure to, material risks due to changes in interest rates. A hypothetical 100 basis points increase or decrease in interest rates would not have had a material impact on its consolidated financial statements as of December 31, 2022.

Recent increases in interest rates have caused and may continue to cause some property owners and developers to have difficulty financing, refinancing, or completing projects that we plan to lease or that are currently under contract with us. As a result, any such properties in our forecast property pipeline may never develop into new sources of revenue when we anticipated, or at all.

Inflation Risk

Many of our major markets, including the U.S., have been experiencing elevated inflation levels as a result of global supply and demand imbalances, where global demand continues to outpace current supplies. Inflationary pressures, particularly as they relate to construction costs for properties we plan to lease, rent escalations associated with changes in price indexes, and other material costs to our business, along with supply chain disruptions, could result in increases to our operating and capital costs that are not fixed, reductions in consumers’ willingness or ability to travel, and fewer units in our pipeline of potential leased properties. These economic variables are beyond our control and may adversely impact our business, financial condition, results of operations, and cash flows.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Sonder Holdings Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Sonder Holdings Inc. and subsidiaries (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of operations and comprehensive loss, mezzanine equity and stockholders’ deficit, and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

Change in Accounting Principle

As discussed in Note 2 to the financial statements, effective January 1, 2022, the Company adopted FASB ASU No. 2016-02, Leases (“ASC 842”) using the optional transition method. This change in accounting principle is also communicated as a critical audit matter below.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Leases — Refer to Notes 1, 2, and 8 to the financial statements

Critical Audit Matter Description

The Company leases buildings or portions of buildings for guest usage, as warehouses to store furniture, and as corporate offices under operating lease agreements. The Company adopted ASC 842, Leases (“ASC 842”), effective January 1, 2022, using the modified retrospective approach and recognized $1.0 billion in lease ROU assets, $1.1 billion of lease liabilities, and a $66.1 million reduction to deferred rent, which was recorded as a reduction to the ROU asset measured on the adoption date. As of December 31, 2022, lease ROU assets were $1.2 billion, current lease liabilities were $158.6 million, and non-current lease liabilities were $1.1 billion. In accordance with ASC 842, the Company determines whether an arrangement is or contains a lease, and how to account for the lease, based on the unique facts and circumstances present in the arrangement.

Lease liabilities and their corresponding right-of-use (“ROU”) assets are recorded based on the present value of lease payments over the expected remaining lease term. As most of the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at lease commencement date in determining the present value of lease payments used in measuring lease ROU assets and liabilities. The incremental borrowing rate reflects the fixed rate at which an entity could borrow on a collateralized basis the amount of the lease payments in the same currency, for a similar term, in a similar economic environment. Since the Company does not currently have a ratings agency-based credit rating, the Company estimates its incremental borrowing rate using a synthetic credit rating analysis, its estimated credit spread, and an estimated impact of collateral on the respective lease.

We identified the accounting for leases as a critical audit matter because of a) the complexities associated with evaluating the unique facts and circumstances, including those in contractual provisions, present in certain of the Company’s leases, and b) the significant estimates and assumptions made by the Company such as its credit rating, credit spread, and the impact of collateral in the determination of the incremental borrowing rate. This required extensive audit effort due to the volume and complexities of the Company’s leases and a high degree of auditor judgment and an increased extent of audit effort, including the need to involve our fair value specialists, when performing audit procedures to evaluate the reasonableness of estimates used in the Company’s accounting for leases and determination of the incremental borrowing rate.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the accounting for leases included the following, among others:

•We selected a sample of leases and performed the following:
–Tested the facts and circumstances used in the calculation of the ROU asset and the lease liability by agreeing the underlying inputs, such as the lease commencement date, lease term, and lease payments to executed lease agreements.
–Evaluated the Company’s application of ASC 842 to the facts and circumstances of the lease.
–Tested the mathematical accuracy of the Company’s calculation of the lease ROU asset and lease liability.

•With the assistance of our fair value specialists, we:
–Evaluated the reasonableness of the methodology used by the Company in applying the principles of ASC 842 to estimate the incremental borrowing rate.
–Evaluated the reasonableness of significant estimates and assumptions made by the Company such as its credit rating, credit spread, and the impact of collateral in the determination of the incremental borrowing rate by comparing them to the Company-specific benchmarks, information regarding comparable companies, and other market information.
–Tested the mathematical accuracy of the Company’s calculation used in determining the incremental borrowing rate.
/s/ DELOITTE & TOUCHE LLP
San Francisco, California
March 16, 2023
We have served as Sonder’s auditor since 2019.

SONDER HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31, 2022 and 2021
(In thousands, except share and per share information)

	2022	2021
Assets
Current assets:
Cash	$246,624	$69,726
Restricted cash	42,562	215
Accounts receivable, net of allowance of $972 and $4,127 at December 31, 2022 and 2021, respectively	5,613	4,638
Prepaid rent	—	2,957
Prepaid expenses	8,066	5,029
Other current assets	10,065	16,416
Total current assets	312,930	98,981
Property and equipment, net	34,926	27,461
Operating lease right-of-use (“ROU”) assets	1,209,486	—
Other non-current assets	16,270	22,037
Total assets	$1,573,612	$148,479

Liabilities, mezzanine equity, and stockholders’ deficit
Current liabilities:
Accounts payable	$16,082	$19,096
Accrued liabilities	20,131	19,557
Taxes payable	14,418	8,412
Deferred revenue	41,664	18,811
Current portion of long-term debt	—	13,116
Convertible notes	—	184,636
Current operating lease liabilities	158,346	—
Total current liabilities	250,641	263,628
Non-current operating lease liabilities	1,166,538	—
Deferred rent	—	66,132
Long-term debt, net	172,950	10,736
Other non-current liabilities	3,430	3,906
Total liabilities	1,593,559	344,402

Commitments and contingencies (Note 12)

Mezzanine equity:
Redeemable convertible preferred stock	—	518,750
Exchangeable preferred stock	—	49,733
Total mezzanine equity	—	568,483
Stockholders’ deficit:
Common stock	21	1
Additional paid-in capital	947,601	43,106
Cumulative translation adjustment	12,985	7,299
Accumulated deficit	(980,554)	(814,812)
Total stockholders’ deficit	(19,947)	(764,406)
Total liabilities, mezzanine equity, and stockholders’ deficit	$1,573,612	$148,479

See accompanying notes to consolidated financial statements.

SONDER HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
Years ended December 31, 2022, 2021, and 2020
(In thousands, except share and per share information)

	2022	2021	2020
Revenue	$461,083	$232,944	$115,678
Costs and operating expenses:
Cost of revenue (excluding depreciation and amortization)	320,016	201,445	136,995
Operations and support	211,081	142,728	115,072
General and administrative	132,445	106,135	77,033
Research and development	28,896	19,091	17,552
Sales and marketing	51,224	23,490	12,848
Restructuring and other charges	4,033	—	—
Total costs and operating expenses	747,695	492,889	359,500
Loss from operations	(286,612)	(259,945)	(243,822)

Interest expense, net	21,505	44,090	6,402
Change in fair value of SPAC Warrants	(25,260)	—	—
Change in fair value of Earn Out liability	(95,700)	—	—
Change in fair value of share-settled redemption feature and gain on conversion of convertible notes	(29,512)	—	—
Other expense (income), net	7,564	(9,890)	(231)
Total non-operating (income) expense, net	(121,403)	34,200	6,171
Loss before income taxes	(165,209)	(294,145)	(249,993)
Provision for income taxes	533	242	323
Net loss	$(165,742)	$(294,387)	$(250,316)

Basic net loss per common share	$(0.80)	$(25.02)	$(27.22)
Diluted net loss per common share	$(0.80)	$(25.02)	$(27.22)

Other comprehensive loss:
Net loss	$(165,742)	$(294,387)	$(250,316)
Change in foreign currency translation adjustment	5,686	1,633	(740)
Comprehensive loss	$(160,056)	$(292,754)	$(251,056)
See accompanying notes to consolidated financial statements.

SONDER HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF MEZZANINE EQUITY AND
STOCKHOLDERS’ DEFICIT
Years ended December 31, 2022, 2021, and 2020
(In thousands, except share information)

	Redeemable Convertible Preferred Stock		Exchangeable Preferred Stock		Common Stock		Exchangeable Series AA Stock		Post-Combination Exchangeable Common Stock		Additional Paid-in Capital	Accumulated Translation Adjustment	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2019	56,753,734	$314,967	12,159,185	$45,203	5,705,570	$1	9,842,579	$—	—	$—	$5,032	$6,406	$(270,109)	$(258,670)
Retroactive adjustment to reflect the exchange ratio due to business combination	26,594,715	—	5,697,776	—	2,673,622	—	4,612,218	—	—	—	—	—	—	—
Balance at December 31, 2019, as adjusted	83,348,449	$314,967	17,856,961	$45,203	8,379,192	$1	14,454,797	$—	—	$—	$5,032	$6,406	$(270,109)	$(258,670)
Series D Redeemable convertible Preferred Stock extension round	69,960	594	—	—	—	—	—	—	—	—	—	—	—	—
Issuance of Series E Redeemable Convertible Preferred Stock	27,702,626	202,169	—	—	—	—	—	—	—	—	—	—	—	—
Issuance of Exchangeable Series E Preferred Stock	—	—	656,438	4,530	—	—	—	—	—	—	—	—	—	—
Exchange of Series AA Special Voting shares for common stock	—	—	—	—	595,107	—	(595,107)	—	—	—	—	—	—	—
Exercise of common stock options	—	—	—	—	1,555,197	—	—	—	—	—	1,643	—	—	1,643
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	7,223	—	—	7,223
Components of comprehensive loss:	—	—	—	—	—	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(250,316)	(250,316)
Change in cumulative translation adjustment	—	—	—	—	—	—	—	—	—	—	—	(740)	—	(740)
Balance at December 31, 2020	111,121,035	$517,730	18,513,399	$49,733	10,529,496	$1	13,859,690	$—	—	$—	$13,898	$5,666	$(520,425)	$(500,860)
Issuance of Series E Convertible Preferred Stock	136,398	1,020	—	—	—	—	—	—	—	—	—	—	—	—
Exchange of Series AA stock to common stock	—	—	—	—	23,744	—	(23,744)	—	—	—	—	—	—	—
Exchange of Exchangeable Preferred Stock to Convertible Preferred Stock	13,991	—	(13,991)	—	—	—	—	—	—	—	—	—	—	—
Exercise of common stock options	—	—	—	—	2,116,610	—	—	—	—	—	3,841	—	—	3,841
Exercise of common stock warrants	—	—	—	—	82,352	—	—	—	—	—	120	—	—	120
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	25,247	—	—	25,247
Components of comprehensive loss:	—	—	—	—	—	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(294,387)	(294,387)
Change in cumulative translation adjustment	—	—	—	—	—	—	—	—	—	—	—	1,633	—	1,633
Balance at December 31, 2021	111,271,424	$518,750	18,499,408	$49,733	12,752,202	$1	13,835,946	$—	—	$—	$43,106	$7,299	$(814,812)	$(764,406)

SONDER HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF MEZZANINE EQUITY AND
STOCKHOLDERS’ DEFICIT (continued)
Years ended December 31, 2022, 2021, and 2020 (continued)
(In thousands, except share information)

	Redeemable Convertible Preferred Stock		Exchangeable Preferred Stock		Common Stock		Exchangeable Series AA Stock		Post-Combination Exchangeable Common Stock		Additional Paid-in Capital	Accumulated Translation Adjustment	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2021	111,271,424	$518,750	18,499,408	$49,733	12,752,202	$1	13,835,946	$—	—	$—	$43,106	$7,299	$(814,812)	$(764,406)
Conversion of Sonder Legacy Warrants from liabilities to equity	—	—	—	—	—	—	—	—	—	—	2,111	—	—	2,111
CEO promissory note settlement	—	—	—	—	(2,725,631)	—	—	—	—	—	—	—	—	—
Conversion of Sonder Legacy Warrants	—	—	—	—	155,239	—	—	—	—	—	1,243	—	—	1,243
Conversion of convertible note	—	—	—	—	19,017,105	1	—	—	—	—	159,172	—	—	159,173
Conversion of preferred stock	(111,271,424)	(518,750)	—	—	111,271,424	11	—	—	—	—	518,750	—	—	518,761
Issuance of common stock in connection with the business combination and PIPE offering	—	—	—	—	43,845,835	7	—	—	—	—	267,355	—	—	267,362
Assumption of SPAC Warrants upon consummation of business combination	—	—	—	—	—	—	—	—	—	—	(25,985)	—	—	(25,985)
Earn Out liability recognized upon consummation of business combination	—	—	—	—	—	—	—	—	—	—	(98,117)	—	—	(98,117)
Issuance of Delayed Draw Warrants	—	—	—	—	—	—	—	—	—	—	5,598	—	—	5,598
Conversion of exchangeable stock in connection with the business combination	—	—	(18,499,408)	(49,733)	—	—	(13,835,946)	—	32,335,354	—	49,733	—	—	49,733
Exercise of common stock options	—	—	—	—	931,362	—	—	—	—	—	1,620	—	—	1,620
Vesting of restricted stock units	—	—	—	—	1,200,657	—	—	—	—	—	58	—	—	58
Conversion of exchangeable stock	—	—	—	—	11,946,138	1	—	—	(11,946,138)	—	—	—	—	1
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	22,957	—	—	22,957
Components of comprehensive loss:	—	—	—	—	—	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(165,742)	(165,742)
Change in cumulative translation adjustment	—	—	—	—	—	—	—	—	—	—	—	5,686	—	5,686
Balance at December 31, 2022	—	$—	—	$—	198,394,331	$21	—	$—	20,389,216	$—	$947,601	$12,985	$(980,554)	$(19,947)

See accompanying notes to consolidated financial statements.

SONDER HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended December 31, 2022, 2021 and 2020
(In thousands)

	2022	2021	2020
Cash flows from operating activities:
Net loss	$(165,742)	$(294,387)	$(250,316)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	23,911	17,714	16,969
Stock-based compensation	22,957	25,247	7,223
Amortization of operating lease right-of-use assets	145,250	—	—
Straight-line rent	—	37,525	1,821
Loss (gain) on foreign exchange	6,590	2,387	(245)
Capitalization of paid-in-kind interest on long-term debt	18,359	—	—
Amortization of debt issuance costs	151	2,378	716
Amortization of debt discounts	3,802	35,067	—
Change in fair value of share-settled redemption feature and gain on conversion of convertible notes	(29,512)	(14,834)	—
Change in fair value of warrants	—	2,148	26
Change in fair value of SPAC Warrants	(25,260)	—	—
Change in fair value of Earn Out Liability	(95,700)	—	—
Other operating activities	2,206	810	6,335
Changes in:
Accounts receivable, net	(1,693)	(3,067)	1,681
Prepaid expenses	(3,016)	4,991	4,673
Other current and non-current assets	11,903	(23,011)	(3,865)
Accounts payable	(28,120)	8,199	3,668
Accrued liabilities	10,434	10,762	(590)
Taxes payable	6,074	1,366	2,062
Deferred revenue	22,400	8,643	4,841
Operating lease ROU assets and operating lease liabilities, net	(73,858)	—	—
Other current and non-current liabilities	(151)	(1,329)	2,499
Net cash used in operating activities	$(149,015)	$(179,391)	$(202,502)

SONDER HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended December 31, 2022, 2021 and 2020 (continued)
(In thousands)

	2022	2021	2020
Cash flows from investing activities:
Purchase of property and equipment	$(28,197)	$(16,161)	$(12,247)
Capitalization of internal-use software	(2,796)	(5,426)	(2,603)
Net cash used in investing activities	(30,993)	(21,587)	(14,850)
Cash flows from financing activities:
Proceeds from Delayed Draw Notes	159,225	—	—
Repayment of debt and payment of early termination fees	(27,745)	(18,776)	(6,741)
Proceeds from issuance of debt	—	162,366	24,366
Proceeds from business combination and PIPE offering	325,928	—	—
Common stock issuance costs	(58,555)	—	—
Proceeds from exercise of stock options	1,746	3,841	1,643
Proceeds from exercise of common stock warrants	—	120	—
Issuance of redeemable convertible preferred stock	—	1,020	207,293
Net cash provided by financing activities	400,599	148,571	226,561
Effects of foreign exchange on cash	(1,346)	(760)	(347)
Net change in cash and restricted cash	219,245	(53,167)	8,862
Cash and restricted cash at beginning of year	69,941	123,108	114,246
Cash and restricted cash at end of year	$289,186	$69,941	$123,108

Supplemental disclosure of cash flow information:
Cash paid for income taxes during the year	$490	$300	$100
Cash paid for interest during the year	$2,486	$4,550	$5,428
Supplemental disclosure of non-cash investing and financing activities
Accrued purchases of property and equipment	$306	$44	$—
Conversion of Convertible Notes	$159,172	$—	$—
Conversion of Legacy Sonder Warrants	$1,243	$—	$—
Reclassification of liability-classified Legacy Sonder Warrants to equity	$2,111	$—	$—
Recognition of Earn Out Liability	$(98,117)	$—	$—
Recognition of SPAC Warrants	$(38,135)	$—	$—
Issuance of Delayed Draw Warrants	$5,598	$—	$—
Conversion of Post-Combination Exchangeable Shares	$49,733	$—	$—
Conversion of Redeemable Convertible Preferred Stock	$518,750	$—	$—
Reconciliation of cash and restricted cash:
Cash	$246,624	$69,726	$121,467
Restricted cash	42,562	215	1,641
Cash and restricted cash at end of period	$289,186	$69,941	$123,108

See accompanying notes to consolidated financial statements.

SONDER HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1. Basis of Presentation

Nature of Operations

Sonder Holdings Inc. is headquartered in San Francisco, California, and together with its wholly owned subsidiaries (collectively, the “Company”), provides short and long-term accommodations to travelers in various cities across North America, Europe, and the Middle East. The Sonder units in each apartment-style building and each hotel property are selected, designed, and managed directly by the Company.
On January 18, 2022, the Company consummated the previously announced business combination by and among Gores Metropoulos II, Inc. (“GMII”), two subsidiaries of GMII, and Sonder Operating Inc., a Delaware corporation formerly known as Sonder Holdings Inc. (“Legacy Sonder”) (the “Business Combination”). Refer to Note 15, Business Combination, for details of the transaction. The consolidated financial statements presented herein for the years ended December 31, 2021 and 2020 represent the consolidated financial statements of Legacy Sonder.
Basis of Financial Statement Presentation and Principles of Consolidation

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”, “U.S. GAAP”, or “generally accepted accounting principles”). The consolidated financial statements include the accounts of Sonder Holdings Inc., its wholly owned subsidiaries, and one variable interest entity (“VIE”) for which it is the primary beneficiary in accordance with consolidation accounting guidance. All intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, the accompanying consolidated financial statements contain all adjustments, including normal recurring adjustments, necessary to present fairly the Company’s financial position at December 31, 2022 and 2021 and its results of operations and comprehensive loss, mezzanine equity and stockholders’ deficit, and cash flows for the years ended December 31, 2022, 2021, and 2020.

The Company accounts for its VIE in accordance with Accounting Standards Codification (“ASC”) 810, Consolidation and evaluates its ownership, contractual, and other interests in entities to assess whether it has a variable interest in entities in which it has a financial relationship and, if so, whether or not those entities are VIEs. For an entity to qualify as a VIE, ASC 810 requires the Company to determine if it is the primary beneficiary of the VIE, and, if so, to consolidate such entity into its consolidated financial statements. If the Company determines that it is not the primary beneficiary of the VIE, the ASC 810 requires the Company, to account for the investment or other variable interest in a VIE in accordance with applicable U.S. GAAP. The Company consolidates its VIE in which it holds a controlling financial interest, and is therefore deemed the primary beneficiary. Periodically, the Company reevaluates its ownership, contractual, and other interests in entities to determine whether any changes in its interest or relationship with an entity impacts the determination of whether it is still the primary beneficiary of such entity. As of December 31, 2022 and 2021, the Company’s consolidated VIE was not material to the consolidated financial statements.

The Company qualifies as an emerging growth company as defined in the Jumpstart Our Business Startups Act of 2012, and, as such, may take advantage of specified reduced reporting requirements and deferred accounting standards adoption dates, and is relieved of other significant requirements that are otherwise generally applicable to other public companies.

Use of Estimates

The preparation of consolidated financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenue and expense during the reporting periods. Such significant management estimates include the fair value of share-based awards, estimated useful life of software development costs, bad-debt allowances, valuation of intellectual property and intangible assets, contingent liabilities, valuation allowance for deferred tax assets, and valuation of non-routine complex transactions, such as recognition of the Earn Out Liability and SPAC Warrants, among others. These estimates are based on information available as of the date of the consolidated financial statements; therefore, actual results could differ from those estimates.

Deferred Transaction Costs

Deferred transaction costs consist of expenses incurred in connection with the Business Combination, including legal, accounting, printing, and other related costs. At December 31, 2021, deferred transaction costs totaled $8.0 million and were included in other current assets on the consolidated balance sheet. Upon consummation of the Business Combination, the deferred transaction costs were applied as a reduction of proceeds from the Business Combination, reducing additional paid-in capital. No such costs were recorded on the consolidated balance sheet at December 31, 2022.

Segment Information

An operating segment is defined as a component of an entity that: (i) engages in business activities from which it may earn revenues and incur expenses; (ii) is regularly reviewed by the Chief Operating Decision Maker (“CODM”) for performance assessment and resource allocation decisions; and (iii) has discrete financial information available. The Company’s CODM is its Chief Executive Officer.

The Company has one operating and reportable segment, as the CODM reviews financial information presented on a consolidated basis for purposes of performance assessment and resource allocation.

Impairment of Long-Lived Assets

Long-lived assets that are held and used by the Company are reviewed for impairment when events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Determination of recoverability of long-lived assets is based on an estimate of the undiscounted cash flows resulting from the use of the asset and its eventual disposition. If the carrying value of the long-lived asset is not recoverable on an undiscounted cash flow basis, impairment is recognized to the extent that the carrying value exceeds its fair value. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values, and third-party independent appraisals, as necessary.

Any impairments to ROU assets, leasehold improvements, or other assets as a result of a sublease, abandonment, or other similar factor are recorded as an operating expense. Similar to other long-lived assets, management tests ROU assets for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets. For ROU assets, such circumstances may include subleases that do not fully recover the costs of the associated leases or a decision to abandon the use of all or part of an asset.

Revenue Recognition and Deferred Revenue

The Company generates revenues primarily by providing short-term or month-to-month accommodations to its guests. As a result, the Company’s performance obligation is to facilitate a stay, which is satisfied over time as the stay occurs. Revenues are recognized over time for guest stays, commencing upon guest check-in and ending at guest check-out, net of discounts and refunds. For short-term accommodations, the Company's guests agree to its Terms of Service (“ToS”) and make payments for their accommodations at the time of reservation. For month-to-month accommodations, the Company’s guests agree to its ToS and make payments for their accommodations in accordance with the related contracts. For accommodations booked through online travel agencies (“OTAs”), payments for accommodations are made by OTAs to the Company based on the ToS that the Company has with travel agencies.

Guests generally have the right to cancel prior to check-in, and are entitled to refunds in accordance with the agreed-upon ToS. Payments received from guests prior to check-in are recognized as deferred revenue, a contract liability, on the consolidated balance sheet. Deferred revenue is reduced over the period in which a guest completes a stay and is recognized in revenue. Substantially all of the deferred revenue balances at the end of each fiscal year are expected to be recognized in revenue in the subsequent year. Payments received after guest check-in are primarily from OTAs that guests use to book accommodations and are recognized as accounts receivable, net of allowance, post guest check-out. The Company is required to collect certain taxes and fees from guests on behalf of governmental agencies and remit these to the applicable governmental agencies on a periodic basis. The Company recognizes revenues net of such taxes and fees collected.

Leases

The Company determines whether an arrangement is or contains a lease at inception. The lease term is also determined at lease inception and generally begins on the date the Company takes possession of the full or partial portions of leased premises. Operating lease ROU assets and liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. Operating lease liabilities represent the present value of lease payments not yet paid. Operating lease ROU assets represent the Company’s right to use an underlying asset and are based upon the operating lease liabilities adjusted for prepayments or accrued lease payments, initial direct costs, lease incentives, and impairment of operating lease assets. As most of the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The Company has certain lease agreements that contain lease and non-lease components, which are accounted for as a single lease component.

The Company’s leases often contain rent escalations over the lease term. The Company recognizes expense for fixed, scheduled escalations on a straight-line basis over the lease term. The Company recognizes variable expense, accounted for as discussed below, for escalations associated with a change in an index or rate. Additionally, tenant incentives, primarily used to fund leasehold improvements, are recognized when earned and reduce the Company’s ROU asset related to the lease. These are amortized through the ROU asset as reductions of expense over the lease term.

Certain leases contain variable costs such as real estate taxes, insurance, and certain common area maintenance costs in addition to minimum rent payments. These amounts are expensed as incurred and are included within operations and support for the properties used for guests and within general and administrative for warehouses and corporate offices in the accompanying consolidated statements of operations and comprehensive loss.

For leases with an initial non-cancelable lease term of less than one year and no option to purchase, the Company elected not to recognize the lease on its consolidated balance sheets and instead recognize rent payments on a straight-line basis over the lease term within operations and support on its consolidated statements of operations.

Cash and Restricted Cash

The Company considers all highly liquid investments with an original maturity of 90 days or less when purchased to be cash. Cash is held in checking and interest-bearing accounts, and is recorded at cost, which approximates fair value. Restricted cash consists of cash collateral for standby letters of credit with a bank that were issued to the Company’s real estate owners and for collateral required by the bank to support the Company's corporate credit card programs.

Fair Value Measurements

The Company applies fair value accounting for certain financial assets and liabilities that are recognized or disclosed at fair value in the consolidated financial statements on a recurring basis. Fair value is defined as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. U.S. GAAP establishes a hierarchical disclosure framework which prioritizes and ranks the level of market price observability used in measuring financial instruments at fair value. Refer to Note 5, Fair Value Measurement and Financial Instruments, for additional information.

Accounts Receivable, Net of Allowance

Trade accounts receivable are recorded for guest stays primarily from bookings made through OTAs or through the Company’s sales personnel where payments are made to the Company after guest check-outs. Trade accounts receivable are recorded at the invoiced amount and are non-interest bearing.

The Company maintains an allowance which reflects its best estimate of its exposure to balances deemed to be uncollectible. Accounts receivable are written off as a decrease to the allowance when all collection efforts have been exhausted and an account is deemed uncollectible. Recoveries of receivables previously written off are recorded as a reduction of bad debt expense when received.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash. The Company places the majority of its cash with financial institutions in the United States that it believes to be of high credit quality and, accordingly, believes minimal credit risk exists with respect to these instruments. Certain of the Company’s cash balances held with financial institutions are in excess of Federal Deposit Insurance Corporation limits. The Company believes no significant concentration risk exists with respect to its cash.

Property and Equipment, Net

Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are calculated using the straight-line method over the estimated useful lives of the assets. Estimated useful lives of the Company's assets are as follows:

Furniture and fixtures	3 years
Computers, equipment, and software	3 years
Internal-use software	2 years
Leasehold improvements	Shorter of remaining lease term or the estimated useful life of 3 years

Depreciation and amortization expense are generally classified within the corresponding operating expenses line items on the Company’s consolidated statements of operations and comprehensive loss. The cost of maintenance and repairs is expensed as incurred. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation and amortization are removed from their respective accounts, and any gain or loss on such sale or disposal is reflected on the consolidated statement of operations and comprehensive loss.

Internal-Use Software

The Company capitalizes certain costs associated with software developed or obtained for internal use, which includes its booking and pricing platform, mobile apps, and website development. The Company capitalizes costs when preliminary software development efforts are successfully completed, management has authorized and committed project funding, and it is probable that the project will be completed and the software will be used as intended. Such costs are amortized on a straight-line basis over the estimated useful life of the related asset. Costs incurred prior to meeting these criteria, together with costs incurred for training and maintenance, are expensed as incurred. Costs incurred for software enhancements that are expected to result in additional material functionality are capitalized and amortized over the estimated useful life of the enhancements.

Foreign Currency

The Company's reporting currency is the U.S. dollar. Functional currency is determined for each of the Company's foreign subsidiaries by reviewing its operations and currencies used in its primary economic environments. Assets and liabilities for foreign subsidiaries with functional currency other than the U.S. dollar are translated into U.S. dollars at the rate of exchange existing at the balance sheet date. Statements of operations and comprehensive loss amounts are translated at average exchange rates for the period. Translation gains and losses are recorded in cumulative translation adjustment as a component of stockholders’ deficit in the consolidated balance sheets.

Remeasurement gains and losses are included in other expense, net in the consolidated statements of operations and comprehensive loss. Monetary assets and liabilities are remeasured at the exchange rate on the balance sheet date, and nonmonetary assets and liabilities are measured at historical exchange rates.

Cost of Revenue

The Company’s cost of revenue primarily consists of fixed and variable lease costs to real estate owners for live units, cleaning costs, and payment processing charges.

Operations and Support

Operations and support costs are related to guest-facing functions and variable expenses associated with property-level operations, such as customer service agents and hospitality agents, depreciation of property and equipment, utilities, costs to open new properties, and the cost of guest-room consumable items and low-cost furnishings. These costs are expensed as incurred.

General and Administrative

General and administrative costs primarily consist of personnel-related expenses for administrative functions, such as legal, finance and accounting, public policy, and human resources. It also includes certain professional services fees, corporate offices, technology expenses, bad debt expense, general corporate and director and officer insurance, and other corporate-level expenses the Company incurs to manage and support its operations. These costs are expensed as incurred.

Research and Development

Research and development expenses primarily consist of personnel-related expenses and an allocation of facility expenses incurred in connection with the development of the Company’s existing and new services. These costs are expensed as incurred.

Sales and Marketing

Sales and marketing expenses primarily consist of advertising expenses, personnel-related expenses for sales, marketing, and branding, as well as service charges for bookings made through OTAs. These costs are expensed as incurred.

Advertising Expenses

Advertising expenses, a majority of which consist of internet and social media marketing, were $6.6 million, $5.5 million, and $4.9 million for the years ended December 31, 2022, 2021, and 2020, respectively. These costs are expensed as incurred.

Stock-Based Compensation Related to Stock Options and Restricted Stock Units (“RSUs”)

The Company recognizes stock-based compensation expense related to stock options and RSUs in the consolidated statements of operations and comprehensive loss on a straight-line basis over the requisite service period, which is generally four years. The compensation expense related to stock options is based on the fair value of stock options using the Black-Scholes-Merton option-pricing model on the grant date, which requires the use of highly subjective and complex assumptions, including the value of the underlying stock on the date of grant for options granted before the Company was publicly traded, the expected term of the option, the price volatility of the underlying stock, expected dividend yield, and risk-free interest rate. The compensation expense related to RSUs is based on the closing fair market value of our common stock.

The Company estimates the expected term for options based on its historical pattern of option exercise behavior and the period of time options are expected to be outstanding. The contractual term of the Company's stock options is generally ten years. The Company estimates the volatility of its common stock on the date of grant based on the average historical stock price volatility of comparable publicly traded companies. Dividend yields have been, and are expected to be, zero given the Company's dividend payment history and plans. The risk-free interest rate is based on the yield curve of a zero-coupon U.S. Treasury bond on the grant date with a maturity equal to the expected term of the stock option award. The Company has elected to account for forfeitures of stock-based compensation awards as they occur.

Stock-Based Compensation Related to Performance and Market-Based Awards

The Company recognizes the compensation expense related to performance and market-based awards based on its estimate of the fair value of the award using a Monte-Carlo simulation on the grant date. The Monte-Carlo simulation utilizes multiple input variables to estimate the probability that performance conditions will be achieved. These variables include the Company’s expected stock price volatility over the expected term of the award, actual and projected employee stock option exercise behaviors, and the risk-free interest rate for the expected term of the award. The Company recognizes compensation expense for its performance awards using an accelerated attribution method from the time it is deemed probable that the vesting condition will be met through the time the service-based vesting condition has been achieved. The Company recognizes compensation expense for its market-based awards over the requisite service period using the accelerated attribution method.

Restructuring Charges

Costs and liabilities associated with management-approved restructuring activities are recognized when they are incurred. One-time employee termination costs are recognized at the time of communication to employees, unless future service is required, in which case the costs are recognized ratably over the future service period. Ongoing employee termination benefits are recognized as a liability when it is probable that a liability exists and the amount is reasonably estimable. Restructuring charges are recognized in the restructuring and other charges line item of the consolidated statements of operations and comprehensive loss, and related liabilities are recorded within accrued liabilities and other liabilities on the consolidated balance sheets. The Company periodically evaluates and, if necessary, adjusts its estimates based on currently available information.

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the statement of operations and comprehensive loss as of the enactment date. A valuation allowance is recorded for deferred tax assets if it is more likely than not that some portion or all of the deferred tax assets will not be realized. As of December 31, 2022 and 2021, the Company has recorded a full valuation allowance against its deferred tax assets due to its history of losses.

The Company is subject to income taxes in the United States and foreign jurisdictions in which it does business. Foreign jurisdictions have different statutory tax rates than those in the United States. Additionally, certain of the Company's foreign earnings may also be taxable in the United States. Accordingly, the Company's effective tax rate is subject to significant variation due to several factors, including variability in the Company's pre-tax and taxable income and loss and the mix of jurisdictions to which they relate, intercompany transactions, changes in how the Company does business, changes in the Company's deferred tax assets and liabilities and their valuation, foreign currency gains and losses, changes in statutes, regulations, case law, and other laws and accounting rules in various jurisdictions, and relative changes of expenses or losses for which tax benefits are not recognized.

The Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs.

The Company recognizes interest and penalties, if any, related to income tax matters as a component of income tax expense.

Taxes payable on the Company’s consolidated balances sheets at December 31, 2022 and 2021 includes both income taxes payable and indirect taxes payable.

Net Loss Per Share Attributable to Common Stockholders

The Company applies the two-class method when computing net loss per share attributable to common stockholders when shares are issued that meet the definition of a participating security. The two-class method determines net loss per share for each class of common stock and participating securities according to dividends declared or accumulated and participation rights in undistributed earnings. The two-class method requires earnings available to common stockholders for the period to be allocated between common stock and participating securities based upon their respective rights to receive dividends as if all earnings for the period had been distributed.

Basic net loss per share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during the period, less weighted-average shares subject to repurchase. The diluted net loss per share is computed by giving effect to all potentially dilutive securities outstanding for the period. For periods in which the Company reports net losses, diluted net loss per share attributable to common stockholders is the same as basic net loss per share attributable to common stockholders, because potentially dilutive common shares are anti-dilutive.

Comprehensive Loss

Comprehensive loss consists of net loss and other comprehensive income (loss). Other comprehensive income (loss) primarily consists of foreign currency translation adjustments related to consolidation of foreign entities. Other comprehensive loss is recorded as a component of stockholders’ deficit and is excluded from net loss.

Contingencies

The Company is subject to legal proceedings and claims that arise in the ordinary course of business. The Company accrues for losses associated with legal claims when such losses are probable and can be reasonably estimated. These accruals are adjusted as additional information becomes available or circumstances change. Related legal fees are expensed as incurred.

Reclassification

Certain amounts reported in previous consolidated financial statements have been reclassified to conform to current period presentation. These reclassifications did not affect previously reported amounts of net income, total assets, or total stockholders’ deficit.

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

Recently Adopted Accounting Standards

In February 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842), which has subsequently been amended by ASUs 2018-01, 2018-10, 2018-11, 2018-20, 2019-01, 2019-10, and 2020-05. The guidance requires the recognition of ROU assets and lease liabilities on the balance sheet for substantially all leases under U.S. GAAP. The Company has elected to use the transition relief approach as provided in ASU 2018-11, which permits the Company to use January 1, 2022 as both the application date and the adoption date, rather than the modified retrospective approach. The Company also elected certain relief options offered within the new standard, which include the package of practical expedients, the option not to recognize an ROU asset and lease liability that arise from short-term leases (i.e., leases with terms of 12 months or less), and the option of hindsight when determining lease term. Substantially all of the Company’s lease agreements are considered operating leases and were not previously recognized on the Company’s balance sheets. On January 1, 2022, the Company recognized $1.0 billion in operating lease ROU assets, $1.1 billion of operating lease liabilities, and a $66.1 million reduction to deferred rent, which was recorded as a reduction to the ROU asset measured on the adoption date. Refer to Note 8, Leases, for further discussion of the Company’s lease accounting.

In August 2020, the FASB issued ASU 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies the accounting for convertible instruments by reducing the number of accounting models available for convertible debt instruments. This guidance also eliminates the treasury stock method to calculate diluted earnings per share for convertible instruments and requires the use of the if-converted method. For public companies, the guidance is effective for fiscal years beginning after December 15, 2021, and interim periods within those fiscal years. Early adoption is permitted. The Company early adopted ASU 2020-06 beginning January 1, 2021, and the adoption did not have a material impact on its consolidated financial statements.

Recently Issued Accounting Standards Not Yet Adopted
In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which has subsequently been amended by ASUs 2018-19, 2019-04, 2019-05, 2019-10, and 2019-11. The guidance changes how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. The guidance replaces the current ‘incurred loss’ model with an ‘expected loss’ approach. This generally will result in the earlier recognition of allowances for losses and requires increased disclosures. ASU 2016-13 was effective for public business entities for fiscal years beginning after December 15, 2019. In November 2019, FASB issued amended guidance which defers the effective date for emerging growth companies for fiscal years beginning after December 15, 2022, and interim periods therein. The Company is currently evaluating the impact ASU 2016-13 will have on its consolidated financial statements.

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848), which was subsequently amended by ASU 2021-04. The guidance provides optional expedients and exceptions to contract modifications and hedging relationships that reference the London Interbank Offered Rate or another reference rate expected to be discontinued. As amended by ASU 2022-06, the standard is effective upon issuance through December 31, 2024 and may be applied at the beginning of the interim period that includes March 12, 2020 or any date thereafter. The Company does not have any hedging relationships and currently does not have material contracts impacted by reference rate reform.

Note 3. Revenue

The Company generates revenues primarily by providing accommodations to its guests. Direct revenue is generated from stays booked through Sonder.com, the Sonder app, or directly through the Company's sales personnel. Indirect revenue is generated from stays booked through third party OTAs.

The following table sets forth the Company’s total revenues for the periods indicated, disaggregated between direct and indirect (in thousands):

	Year ended December 31,
	2022	2021	2020
Direct revenue	$217,805	$120,219	$59,340
Indirect revenue	243,278	112,725	56,338
Total revenue	$461,083	$232,944	$115,678

Revenue by geographic area is determined based on the location where the guest stays and was as follows for the periods indicated (in thousands):

	Year ended December 31,
	2022	2021	2020
Americas
United States	$306,853	$167,462	$85,891
Other Americas(1)	36,563	10,830	5,520
Total Americas	343,416	178,292	91,411
Europe, Middle East, and Africa (“EMEA”)
Great Britain	28,922	16,910	8,607
United Arab Emirates	51,180	26,977	10,328
Other EMEA	37,565	10,765	5,332
Total EMEA	117,667	54,652	24,267
Total revenue	$461,083	$232,944	$115,678
______________
(1)   As of December 31, 2022, 2021, and 2020, Other Americas is comprised of Canada and Mexico.

No individual guest represented over 10.0% of revenues for the years ended December 31, 2022, 2021, and 2020.

Two third-party corporate customers and OTAs represented 20.2% and 20.1%, respectively, of the Company’s revenue for the year ended December 31, 2022; two OTAs represented 24.8% and 13.3%, respectively, of the Company’s revenue for the year ended December 31, 2021; and one OTA represented 31.0% of the Company’s revenue for the year ended December 31, 2020.

Four third-party corporate customers and OTAs represented approximately 23.8%, 18.3%, 17.0%, and 11.8%, respectively, of the net accounts receivable balance at December 31, 2022 and one OTA represented 29.2% of the net accounts receivable balance at December 31, 2021.

The following table summarizes the activity in the Company's allowance for doubtful accounts balance for each period indicated (in thousands):

	Year ended December 31,
	2022	2021
Beginning balance	$4,127	$2,570
Additions	1,622	4,719
Write-offs, net of recoveries	(4,777)	(3,162)
Ending balance	$972	$4,127

Note 4. Balance Sheet Details

Other current assets

Other current assets consists of the following (in thousands):

	December 31,
	2022	2021
Furniture, fixtures, and equipment (“FF&E”) and leasehold improvement allowances(1)	$—	$8,206
Non-income-related tax assets	8,092	6,728
Deposits due from landlords	928	1,165
Other current assets	1,045	317
Total other current assets	$10,065	$16,416
____________
(1)At December 31, 2022, FF&E and leasehold improvement allowances are included in the operating lease ROU assets and operating lease liabilities line items of the consolidated balance sheets, respectively, in conjunction with the adoption of ASC 842, Leases.

Other non-current assets

Other non-current assets consists of the following (in thousands):

	December 31,
	2022	2021
Long-term deposits due from landlords	$15,417	$14,010
Deferred transaction costs	—	8,027
Debt issuance costs on undrawn credit facilities	666	—
Other non-current assets	187	—
Total non-current assets	$16,270	$22,037

Accrued Liabilities

Accrued liabilities consists of the following (in thousands):

	December 31,
	2022	2021
Accrued compensation	$5,102	$5,607
Accrued legal expenses	1,074	595
Accrued interest	—	2,503
Accrued other liabilities	13,955	10,852
Total accrued liabilities	$20,131	$19,557

Note 5. Fair Value Measurement and Financial Instruments

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

On January 18, 2022, upon consummation of the Business Combination, the outstanding principal balance of the Convertible Notes, the accrued and unpaid interest of the Convertible Notes, and the preferred stock warrants were converted to equity. As such, there were no share-settled redemption features or preferred stock warrant liabilities at December 31, 2022.

SPAC Warrants

As part of the GMII initial public offering (“GMII IPO”), GMII issued 9,000,000 public warrants (the “Public Warrants”) and 5,500,000 private placement warrants (the “Private Placement Warrants”), each of which is exercisable at a price of $11.50 per share (collectively, the “SPAC Warrants”).

Management has determined that the SPAC Warrants issued in the GMII IPO, which remained outstanding at consummation of the Business Combination and became exercisable for shares of the Company’s common stock, are subject to accounting treatment as a liability.

At consummation of the Business Combination and at December 31, 2022, the Company used the Public Warrants stock price to value the Public Warrants. At consummation of the Business Combination, the Company used a Monte Carlo simulation methodology to value the Private Placement Warrants using Level 3 inputs, as the Company did not have observable inputs for the valuation.

At December 31, 2022, the Company used the Black-Scholes option-pricing model to estimate the fair value of the Private Placement Warrants using Level 3 inputs. The significant unobservable inputs used in the fair value measurement of the Private Placement Warrants liability are related to expected share-price volatility of 57.1% and the expected term of 4.05 years. The expected volatility at December 31, 2022 was derived from the volatility of comparable public companies.

At December 31, 2022, the Public and Private Placement Warrants were valued at $0.07 and $0.05 per warrant, respectively.

Refer to Note 9, Warrants and Stockholders' Deficit, for additional information surrounding the SPAC Warrants.

Earn Out

In addition to the consideration paid at consummation of the Business Combination, certain investors may receive their pro rata share of up to an aggregate of 14,500,000 additional shares of the Company’s common stock as consideration upon the common stock achieving certain benchmark share prices, as set forth in the merger agreement (the “Earn Out”).

Management has determined that the Earn Out is subject to treatment as a liability. At December 31, 2022, the Company used a Monte Carlo simulation methodology to value the Earn Out using Level 3 inputs. The key assumptions used in the Monte Carlo simulation are related to expected share-price volatility of 60.0%, expected term of 4.45 years to 4.53 years, risk-free interest rate of 4.0%, and dividend yield of 0%. The expected volatility at December 31, 2022 was derived from the volatility of comparable public companies.

Delayed Draw Warrants

The fair value of the Delayed Draw Warrants (as defined in Note 7, Debt) was estimated by separating the Delayed Draw Notes into the debt and warrants components and assigning a fair value to each component. The value assigned to the debt component was the estimated fair value as of the issuance date of similar debt without the warrants. The value assigned to the Delayed Draw Warrants component was estimated using the Black-Scholes option-pricing model using Level 3 inputs and was considered to be non-recurring in nature, in accordance with ASC 820, Fair Value Measurement. The warrants component was recorded as a debt discount, which is amortized using the effective interest method over the period from the date of issuance through the maturity date. Upon consummation of the Business Combination, the fair value of the Delayed Draw Warrants was $5.6 million and was included in additional paid in capital in the consolidated balance sheets.

Disclosures about Fair Value of Financial Instruments

At December 31, 2022, the Earn Out liability, Public Warrants liability, and Private Placement Warrants liability were included in other non-current liabilities in the consolidated balance sheets. The following table summarizes the Company’s Level 1, Level 2 and Level 3 financial liabilities measured at fair value on a recurring basis as of December 31, 2022 (in thousands):

	Level 1	Level 2	Level 3	Total
Earn Out liability	$—	$—	$2,417	$2,417
Public Warrants	630	—	—	630
Private Placement Warrants	—	—	275	275
Total financial liabilities measured and recorded at fair value	$630	$—	$2,692	$3,322

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

The following table represents changes in the Company’s Level 3 liabilities measured at fair value for the year ended December 31, 2022 (in thousands):

Level 3
Beginning balance at January 1, 2022	$33,610
Recognition of Earn Out Liability	98,117
Private Placement Warrants liability recognized upon consummation of Business Combination	14,465
Decrease in fair value of Earn Out liability	(95,700)
Decrease in fair value of share-settled redemption feature upon conversion of Convertible Notes	(30,322)
Decrease in fair value of Private Placement Warrants liability	(14,190)
Conversion of preferred stock warrant liabilities to equity	(3,288)
Total financial liabilities measured and recorded at fair value	$2,692

The following table presents changes in the Company’s Level 3 liabilities measured at fair value for the year ended December 31, 2021 (in thousands):

Level 3
Beginning balance at January 1, 2021	$1,140
Recognition of share-settled redemption feature	45,156
Decrease in fair value of share-settled redemption feature	(14,834)
Increase in fair value of preferred stock warrant liabilities	2,148
Total financial liabilities measured and recorded at fair value	$33,610

There were no transfers of financial instruments between valuation levels during the years ended December 31, 2022 and 2021.

Management estimates that the fair values of its restricted cash, accounts receivable, prepaid rent, prepaid expenses, other current assets, accounts payable, accrued liabilities, sales tax payable, deferred revenue, current portion of long-term debt, convertible notes, and other current liabilities approximates their carrying values due to the relatively short maturity of the instruments. The carrying value of the Company’s long-term debt approximates its fair value because it bears interest at a market rate and all other terms are also reflective of current market terms.

These assumptions are inherently subjective and involve significant management judgment. Any change in fair value is recognized as a component of other expense (income), net, on the consolidated statements of operations and comprehensive loss.

Note 6. Property and equipment, net

Property and equipment, net consisted of the following (in thousands):

	December 31,
	2022	2021
Furniture and fixtures	$72,483	$52,334
Computers and software	11,013	6,289
Internal-use software	14,976	12,283
Office equipment and other	722	678
Leasehold improvements	1,995	314
Property and equipment	101,189	71,898
Less accumulated depreciation	(66,263)	(44,437)
Property and equipment, net	$34,926	$27,461

Depreciation and amortization expense for the years ended December 31, 2022, 2021, and 2020 was $23.9 million, $17.7 million, and $17.0 million, respectively. For the years ended December 31, 2022, 2021, and 2020, the Company disposed of $2.6 million, $2.5 million, and $12.7 million in property and equipment and likewise wrote off previously recognized accumulated depreciation of $2.1 million, $1.8 million, and $8.8 million, respectively. The disposal of property and equipment in the year ended December 31, 2020 was a result of the COVID-19 pandemic, as furniture and fixtures were disposed of from terminated leases. For the years ended December 31, 2022, 2021, and 2020, the Company recognized $0.3 million, $0.7 million, and $3.5 million in loss on disposal which was recorded in operations and support on the Company's consolidated statements of operations and comprehensive loss. For the year ended December 31, 2020, the Company recognized $0.3 million in loss on disposal which was recorded in general and administrative on the Company’s consolidated statements of operations and comprehensive loss.
Note 7. Debt

Delayed Draw Note Purchase Agreement

On December 10, 2021, the Company entered into a note and warrant purchase agreement (the “Delayed Draw Note Purchase Agreement”) with certain private placement investors (“Purchasers”) for the sale of delayed draw notes in aggregate of $165.0 million to be available to the Company following the consummation of the Business Combination (the “Delayed Draw Notes”).
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

The Delayed Draw Note Purchase Agreement includes customary events of default, including failure to pay the note obligations or other amounts when due, material breach of representations or warranties, breach of negative covenants, failure to perform or comply with obligations under the Delayed Draw Notes or the Delayed Draw Note Purchase Agreement, acceleration of certain other indebtedness, certain judgements against the Company, legal processes instituted against the Company or its assets, issues with the enforceability of the Delayed Draw Note Purchase Agreement and ancillary documents, bankruptcy, insolvency or similar proceedings with respect to the Company, and orders under debtor relief laws.

In January 2022, upon consummation of the Business Combination, the Company drew $165.0 million in Delayed Draw Notes and issued Delayed Draw Warrants to purchase 2,475,000 shares of common stock to the Purchasers.

Long term debt, net consisted of the following at the dates indicated (in thousands):

	December 31, 2022	December 31, 2021
Principal balance, including capitalized paid-in-kind interest	$183,245	$11,361
Less: Debt discount related to Delayed Draw Warrants, net of amortization	(4,945)	—
Less: unamortized deferred issuance costs	(5,350)	(625)
Long-term debt, net	$172,950	$10,736

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

In January 2022, upon consummation of the Business Combination, the outstanding principal and accrued and unpaid interest of the Convertible Notes were automatically converted into 19,017,105 shares of common stock for a value of $159.2 million. As a result, the Company recognized a gain on conversion of $29.5 million as a result of a change in the fair value of the share-settled redemption feature and $159.2 million additional-paid-in-capital. The Company also recognized the change in fair value of the share-settled redemption feature, prior to conversion, of $30.3 million, expense related to the debt discount of $10.0 million and interest expense of $1.4 million.

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

In January 2022, upon consummation of the Business Combination, the Company paid $24.7 million of the outstanding principal of the 2018 Loan and Security Agreement and $3.1 million in early termination fees. Additionally, in connection with the repayment of the 2018 Loan and Security Agreement, the Company wrote off $0.4 million of deferred issuance costs and recognized $0.2 million of interest expense.

2022 Loan and Security Agreement

In December 2022, the Company entered into a loan and security agreement with Silicon Valley Bank (the “2022 Loan and Security Agreement”) for an aggregate principal balance of $60.0 million with a maturity date of December 21, 2025. Balances may be borrowed against the facility as revolving loans or used for the issuance of letters of credit. The 2022 Loan and Security Agreement includes: (i) a letter of credit fee for each letter of credit equal to 1.5% per annum of the dollar equivalent of the face amount of each letter of credit issued and (ii) a non-use fee equal to 0.25% per annum of the average unused portion of the revolving line of credit.

At December 31, 2022, the Company was in compliance with all financial covenants related to the 2022 Loan and Security Agreement. Additionally, at December 31, 2022, there were no borrowings outstanding on the 2022 Loan and Security Agreement. Outstanding letters of credit at December 31, 2022 under the 2022 Loan and Security Agreement totaled $10.1 million.

Credit Facilities

2020 Credit Facility: In February 2020, Legacy Sonder entered into a revolving credit agreement (the “2020 Credit Facility”) for an aggregate principal balance of $50.0 million with a maturity date of February 21, 2023. Balances could be borrowed against the facility as revolving loans or used for the issuance of letters of credit. Loans under the 2020 Credit Facility could be base rate loans or Eurodollar rate loans, plus a margin of 2.0% per annum. The 2020 Credit Facility included: (i) a letter of credit fee for each letter of credit equal to 1.5% per annum times amount available to be drawn under such letter of credit and (ii) a non-use fee equal to 0.3% times the actual daily amount by which the aggregate commitments provided by facility exceeded the sum of the outstanding amount of loans and letters of credit. The extensions of credit under the 2020 Credit Facility were guaranteed by certain of the Company’s subsidiaries and secured on a senior basis by a lien on substantially all of the Company’s and certain of its subsidiaries’ assets. In December 2022, the 2020 Credit Facility was terminated in conjunction with the Company obtaining the 2022 Loan and Security Agreement.

At December 31, 2021, the Company was in compliance with all financial covenants related to the 2020 Credit Facility. Additionally, at December 31, 2021, there were no borrowings outstanding on the 2020 Credit Facility. Outstanding letters of credit at December 31, 2021 under the 2020 Credit Facility totaled $23.7 million.

2020 Québec Credit Facility: In December 2020, a Canadian subsidiary of the Company entered into an agreement with Investissement Québec, a Quebecois public investment entity, that provides a loan facility of CAD $25.0 million and an additional loan, referred to as a conditional-refund financial contribution (“CRFC”), of CAD $5.0 million (the “2020 Québec Credit Facility”). The loan and the CRFC bear interest at a fixed rate of 6.0% per annum for a period of 10 years starting from the first date of the loan disbursement. At December 31, 2022 and 2021, the Company was in compliance with all financial covenants related to the 2020 Québec Credit Facility, but had not yet met the drawdown requirements, and as such, there have been no borrowings against the 2020 Québec Credit Facility.

Restricted Cash

Throughout 2022 and 2021, the Company entered into multiple cash collateral agreements in connection with the issuance of letters of credit and corporate credit card programs. At December 31, 2022 and 2021, the Company had $42.6 million and $0.2 million, respectively, of cash collateral which is reported as restricted cash on the consolidated balance sheets.

Note 8. Leases

The Company leases buildings or portions of buildings for guest usage, warehouses to store furniture, and corporate offices under operating lease agreements which expire through 2044. The Company is required to pay property taxes, insurance, and maintenance costs for certain of these facilities.

The Company adopted ASC 842, Leases (“ASC 842”), effective January 1, 2022, using the modified retrospective approach. This approach allows entities to either apply the new lease standard to the beginning of the earliest period presented or only to the consolidated financial statements in the period of adoption without restating prior periods. The Company has elected to apply the new guidance at the date of adoption without restating prior periods. In addition, the Company elected the package of practical expedients permitted under the transition guidance within the new standard, which allowed it to carry forward the historical determination of contracts as leases, lease classification, and not reassess initial direct costs for historical lease arrangements. Accordingly, previously reported financial statements, including footnote disclosures, have not been restated to reflect the application of the new standard to all comparative periods presented.

The Company has lease agreements with lease and non-lease components and has elected to utilize the practical expedient to account for lease and non-lease components together in the consolidated statements of operations.

Operating lease ROU assets are included within operating lease right-of-use assets in the consolidated balance sheets. The corresponding operating lease liabilities are included within current operating lease liabilities and non-current operating lease liabilities in the consolidated balance sheets. ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease.

The adoption of ASC 842 had a material impact on the Company’s consolidated financial statements. On January 1, 2022, the Company recognized $1.0 billion in operating lease ROU assets, $1.1 billion of operating lease liabilities, and a $66.1 million reduction to deferred rent, which was recorded as a reduction to the ROU asset measured on the adoption date. The standard did not materially impact the Company’s consolidated statement of operations and comprehensive loss or consolidated statement of cash flows.

Lease expense for fixed operating lease payments is recognized on a straight-line basis over the lease term. The Company’s lease terms may include options to extend or terminate the lease when it is reasonably certain that it will exercise that option.

Components of operating lease expense were as follows (in thousands):

Year ended December 31, 2022
Operating lease cost	$268,810
Short-term lease cost	3,203
Variable lease cost	(2,582)
Total operating lease cost	$269,431

Supplemental information related to operating leases was as follows (in thousands):

Year ended December 31, 2022
Cash payments for operating leases	$218,434
New operating lease ROU assets obtained in exchange for operating lease liabilities	$356,157

At December 31, 2022, the weighted-average remaining lease term was 7.18 years and the weighted-average discount rate used to determine the net present value of the lease liabilities was 9.8%.

At December 31, 2022, remaining maturities of operating lease liabilities were as follows (in thousands):

For the year ended December 31,
2023	$297,127
2024	294,595
2025	275,297
2026	250,188
2027	205,674
Thereafter	653,992
Gross lease payments	1,976,873
Less: imputed interest	642,277
Total operating lease liabilities, net [1]	$1,334,596
[1] Total operating lease obligations, net excludes $9.7 million of FF&E allowances for leases that have not yet commenced. As such, total operating lease obligations, net per the above table does not agree to the consolidated balance sheet.

The Company does not have material lease receivables from noncancellable lease contracts that would reduce the total contractual operating lease obligations. In addition to the operating lease obligations noted above, at December 31, 2022, the Company has entered into leases that have not yet commenced with future lease payments totaling $1.9 billion, excluding purchase options, that are not yet recorded on the consolidated balance sheets. These leases will commence between 2023 and 2026 with non-cancelable lease terms of three to 20 years.

Rental expense for operating leases for the years ended December 31, 2022, 2021, and 2020 was $268.8 million, $184.8 million, and $133.1 million, respectively, of which $263.4 million, $176.5 million, and $124.8 million, respectively, was recognized in cost of revenues, $1.7 million, $5.5 million, and $2.8 million, respectively, was recognized in operations and support, and $3.7 million, $2.8 million, and $5.5 million, respectively, was recognized in general and administrative.

Supplemental Information for Comparative Periods

At December 31, 2021, prior to the adoption of ASC 842, future minimum payments lease payments under non-cancelable operating leases were as follows (in thousands):

For the year ended December 31,
2022	$279,093
2023	366,299
2024	418,156
2025	433,541
2026	403,582
Thereafter	1,641,237
Total minimum future lease payments	$3,541,908

Note 9. Warrants and Stockholders' Deficit

The consolidated statements of mezzanine equity and stockholders’ deficit reflect the consummation of the Business Combination on January 18, 2022. As Legacy Sonder was deemed the accounting acquirer in the Business Combination with GMII, all periods prior to the closing date reflect the balances and activity of Legacy Sonder. The balances at December 31, 2021 from the consolidated financial statements of Legacy Sonder as of that date, share activity (redeemable convertible preferred stock, exchangeable shares, and common stock), and per share amounts were retroactively adjusted, where applicable, using the recapitalization exchange ratio of 1.4686. All redeemable convertible preferred stock classified as mezzanine equity was converted into common stock, and reclassified into permanent equity as a result of the Business Combination.

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

Upon consummation of the Business Combination, (i) the Series A and Series B preferred stock warrants were converted into 150,092 post-combination shares of the Company’s common stock for a value of $1.2 million, and (ii) the Series C and Series D preferred stock warrants automatically converted into warrants to purchase shares of the Company’s common stock.

The Series C and Series D preferred stock warrants are accounted for as equity in accordance with ASC 815-40, Derivatives and Hedging – Contracts on an Entity’s Own Equity (“ASC 815-40”). Upon consummation of the Business Combination, the Company reclassified $2.1 million related to such warrants from other non-current liabilities to equity in the consolidated balance sheet.

Common Stock Warrants

Delayed Draw Warrants: The Delayed Draw Warrants are accounted for as equity-classified warrants in accordance with ASC 815-40. Upon consummation of the Business Combination, the value of the Delayed Draw Warrants was $5.6 million and was recorded within additional paid-in capital in the consolidated balance sheets. The purchasers of the Delayed Draw Notes were also provided with customary registration rights for the shares issuable upon exercise of the Delayed Draw Warrants.

Public Warrants: The Public Warrants remained outstanding upon consummation of the Business Combination and became exercisable for whole shares of common stock. No fractional Public Warrants were issued upon separation of the units and only whole Public Warrants trade. Accordingly, unless a registered holder purchased at least five units, they were not able to receive or trade a whole Public Warrant. The Public Warrants will expire on January 18, 2027, or earlier upon redemption or liquidation.

The Public Warrants are accounted for as liabilities, as there are certain terms and features of the warrants that do not qualify for equity classification in accordance with ASC 815-40. The fair value of the Public Warrants upon consummation of the Business Combination was a liability of $11.5 million, and was recorded in other non-current liabilities in the consolidated balance sheet. At December 31, 2022, the fair value was $0.6 million and was recorded in other non-current liabilities in the consolidated balance sheets. The Company recorded $12.2 million as an adjustment to correct the initial recorded fair value of $23.7 million for the Public Warrants upon consummation of the Business Combination. This correction was made as a $12.2 million reduction to the originally recorded additional paid in capital and a corresponding reduction to other income in the consolidated statements of operations and comprehensive loss. The change in fair value of $11.1 million for the year ended December 31, 2022 is reflected as other income in the consolidated statements of operations and comprehensive loss.

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

The Private Placement Warrants are accounted for as liabilities, as there are certain terms and features that do not qualify for equity classification in accordance with ASC 815-40. The fair value of the Private Placement Warrants upon consummation of the Business Combination was a liability of $14.5 million, which was recorded in other non-current liabilities in the consolidated balance sheet. At December 31, 2022, the fair value was $0.3 million and was recorded in other non-current liabilities in the consolidated balance sheet. The change in fair value of $14.2 million for the year ended December 31, 2022 is reflected as other income in the consolidated statements of operations and comprehensive loss.

Exchangeable Stock

Upon consummation of the Business Combination, each share of Sonder Canada Inc., a corporation existing under the laws of the province of Québec (“Legacy Sonder Canada”) exchangeable common stock (“Legacy Sonder Canada Exchangeable Stock” and collectively, “Legacy Sonder Canada Exchangeable Shares”) was exchanged into a new series of the same class of virtually identical Legacy Sonder Canada Exchangeable Common Stock (“Post-Combination Exchangeable Common Stock” and collectively, “Post-Combination Exchangeable Shares”) exchangeable for the Company’s common stock. At December 31, 2022, the Company had the following authorized and outstanding Post-Combination Exchangeable Common Stock (in thousands except shares and per share amounts):

	Shares Authorized	Shares Issued and Outstanding	Issuance Price Per Share	Net Carrying Value	Aggregate Liquidation Preference
Post-Combination Exchangeable Common Stock	40,000,000	20,389,216	$1.54	$31,399	$31,399

The net carrying value of the Post-Combination Exchangeable Shares is included in additional paid-in capital in the consolidated balance sheets.

At December 31, 2021, the Company had the following authorized and outstanding Exchangeable Shares, prior to the application of the recapitalization exchange ratio discussed above (in thousands except shares and per share amounts):

	Shares Authorized	Shares Issued and Outstanding	Issuance Price Per Share	Net Carrying Value	Aggregate Liquidation Preference
Series AA Common	22,517,608	9,421,190	$—	$—	$—
Series Seed 1	2,588,866	2,588,866	$0.53	$1,359	$1,372
Series Seed 2	1,209,160	1,209,160	$0.50	$606	$605
Series Seed 3	704,380	704,380	$1.09	$787	$768
Series A	183,420	183,420	$1.36	$250	$250
Series B	2,335,500	2,335,500	$2.40	$5,610	$5,605
Series C	3,175,207	3,175,207	$5.04	$15,991	$16,003
Series D	2,057,926	1,953,125	$10.50	$20,600	$20,600
Series E	420,570	420,570	$10.77	$4,530	$4,530
Total exchangeable stock	35,192,637	21,991,418	$—	$49,733	$49,733

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

Redeemable Convertible Preferred Stock

The Company had the following authorized and outstanding redeemable convertible preferred stock at December 31, 2021, prior to the application of the recapitalization exchange ratio discussed above (in thousands except shares and per share amounts):

Is	Shares Authorized	Shares Issued and Outstanding	Issuance Price Per Share	Net Carrying Value	Aggregate Liquidation Preference
Series Seed 1	3,702,526	785,420	$0.53	$269	$416
Series Seed 1-A	3,702,526	328,240	0.53	$174	$174
Series Seed 2	1,719,560	470,994	0.50	$222	$235
Series Seed 2-A	1,719,560	39,406	0.50	$20	$20
Series Seed 3	704,380	—	1.09	$—	$—
Series Seed 3-A	704,380	—	1.09	$—	$—
Series A	7,023,193	6,780,333	1.36	$9,241	$9,221
Series A-1	7,023,193	—	1.36	$—	$—
Series B	15,611,276	13,218,080	2.40	$27,105	$31,723
Series B-1	15,611,276	—	2.40	$—	$—
Series C	19,070,648	12,143,631	5.04	$56,496	$61,204
Series C-1	19,070,648	3,513,536	5.04	$17,708	$17,708
Series D	21,603,476	3,481,893	10.50	$35,808	$36,560
Series D-1	21,603,476	16,049,365	10.50	$168,518	$168,518
Series E	34,932,992	18,956,184	10.77	$203,189	$204,159
Total redeemable convertible preferred stock	173,803,110	75,767,082	—	$518,750	$529,938

Upon consummation of the Business Combination, all the shares of redeemable convertible preferred stock were automatically converted into shares of post-combination common stock for a value of $518.8 million.

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

As of December 31, 2022, the Company had reserved the following shares of common stock for future issuance:

December 31, 2022
Conversion of exchangeable shares	20,389,216
Outstanding stock options	36,679,007
Outstanding restricted stock units (“RSUs”)	11,691,813
Outstanding market stock units (“MSUs”)	12,059,978
Outstanding warrants liability	14,499,946
Shares issuable pursuant to Earn Out liability	14,500,000
Outstanding Delayed Draw Note warrants liability	2,475,000
Shares available for grant under the Employee Stock Purchase Plan	4,872,922
Shares available for grant under the 2021 Equity Incentive Plan	8,887,778
Total common stock reserved for future issuance	126,055,660

As of December 31, 2021, the Company reserved the following shares of common stock for future issuance:

December 31, 2021
Conversion of preferred stock and exchangeable shares(1)	208,995,747
Outstanding stock options	19,865,244
Options available for grant under the 2019 Equity Incentive Plan	1,859,784
Total common stock reserved for future issuance	230,720,775
____________
(1)Includes the warrants reclassified to equity as of December 31, 2021 and those issued in connection with the 2018 Loan and Security Agreement and related amendment as of December 31, 2021.

Note 10. Equity Incentive Plans and Stock-Based Compensation

Equity Incentive Plans

2013 and 2019 Equity Incentive Plans: Prior to consummation of the Business Combination, Legacy Sonder provided for the grant of stock-based awards to purchase or directly issue shares of common stock to employees, directors, and consultants through its 2013 and 2019 Equity Incentive Plans (the “Legacy Equity Incentive Plans”). Options were granted at a price per share equal to the fair value of the underlying common stock at the date of grant. Stock options generally had a 10-year contractual term and vest over a four-year period starting from the date specified in each agreement.

Each Legacy Sonder stock option from the Legacy Equity Incentive Plans that was outstanding immediately prior to consummation of the Business Combination, whether vested or unvested, was converted into an option to acquire a number of shares of common stock (the “Exchanged Options”) equal to the product of: (i) the number of shares of Legacy Sonder common stock subject to such Legacy Sonder option immediately prior to consummation of the Business Combination; and (ii) the recapitalization option exchange ratio, as discussed in Note 15, Business Combination. The Exchanged Options are exercisable at an exercise price per share equal to: (i) the exercise price per share of such Legacy Sonder option immediately prior to consummation of the Business Combination; divided by (ii) the recapitalization exchange ratio. Except as specifically provided in the Merger Agreement (as defined in Note 15, Business Combination), following the Business Combination, each Exchanged Option will continue to be governed by the same terms and conditions as were applicable to the corresponding former Legacy Sonder option immediately prior to the Business Combination. All stock option activity was retroactively restated to reflect the Exchanged Options.

Sonder Holdings Inc. 2021 Management Equity Incentive Plan: In connection with the Business Combination, GMII’s stockholders approved the 2021 Management Equity Incentive Plan (the “2021 Management Equity Incentive Plan”). Employees, including directors and officers, and consultants who receive awards under the 2021 Management Equity Incentive Plan may receive their pro-rata share of awards up to an aggregate of 14,500,000 shares of common stock that will vest upon the common stock achieving certain benchmark share prices as contemplated by the Merger Agreement (as defined in Note 15, Business Combination). If these benchmark share prices are not achieved within the period specified in the Merger Agreement (as defined in Note 15, Business Combination), the unvested awards will not be issued.

Sonder Holdings Inc. 2021 Equity Incentive Plan: In connection with the Business Combination, GMII’s stockholders approved the 2021 Equity Incentive Plan (the “2021 Equity Incentive Plan”). The 2021 Equity Incentive Plan became effective upon consummation of the Business Combination and succeeds the Legacy Equity Incentive Plans. Under the 2021 Equity Incentive Plan, the Company may grant options, stock appreciation rights, restricted stock, RSUs, and performance awards to employees, directors, and consultants. Options are granted at a price per share equal to the fair value of the underlying common stock at the date of grant. Options granted are exercisable over a maximum term of 10 years from the date of grant. RSUs typically have a cliff vesting period of one year and continue to vest quarterly thereafter. The Company is authorized to issue up to 26,002,371 shares under this plan, of which 8,887,778 shares remain available for future grants at December 31, 2022.

The total number of shares that may be issued under the 2021 Equity Incentive Plan will automatically increase on the first trading day of each calendar year, which began in calendar year 2022, by a number of shares equal to the least of: (i) 32,820,155 shares; (ii) 12.5% of the total number of shares outstanding as of immediately following consummation of the Business Combination (including the number of shares of common stock reserved for issuance upon the exchange of Canadian Exchangeable Shares (as defined in the Merger Agreement) issued in the Sonder Canada Share Capital Reorganization (as defined in the Merger Agreement) corresponding to shares of company special voting stock to be issued immediately following consummation of the Business Combination); (iii) five percent (5.0%) of the total number of shares outstanding on the last day of the immediately preceding fiscal year; and (iv) a lesser number of shares determined by the administrator.

Sonder Holdings Inc. 2021 Employee Stock Purchase Plan: In connection with the Business Combination, GMII’s stockholders approved the 2021 Employee Stock Purchase Plan (the “ESPP”). The ESPP allows eligible employees to purchase shares of the Company’s common stock at 85.0% of stock price on the first trading day of the offering period or on the last day of the offering period, whichever is lower. Employees can contribute up to 15.0% of their eligible compensation to purchase shares. The ESPP provides for either (i) a 27-month offering period, or (ii) such shorter period as may be established by the administrator from time to time. The Company is authorized to issue up to 4,872,922 shares under the ESPP, all of which remain available for future issuance as of December 31, 2022.

The number of shares of common stock available for issuance under the ESPP will automatically be increased on the first day of each fiscal year, which began in calendar year 2022 and ends in the 2041 fiscal year, equal to the least of: (i) 6,564,031 shares of common stock; (ii) 2.5% of the total number of shares of common stock outstanding immediately following consummation of the Business Combination (including the number of shares of common stock reserved for issuance upon the exchange of Canadian Exchangeable Shares (as defined in the Merger Agreement) issued in the Sonder Canada Share Capital Reorganization (as defined in the Merger Agreement) corresponding to shares of Company special voting stock to be issued immediately following consummation of the Business Combination); (iii) one percent (1.0%) of the outstanding shares of Common Stock on the last day of the immediately preceding fiscal year; or (iv) a lesser number of shares determined by the administrator.

Stock Option Repricing

On December 1, 2022 (the “Repricing Date”), the Company closed an offer to reprice certain eligible stock options, whether vested or unvested, with modified vesting terms such that all previously vested options became unvested on the Repricing Date. For senior leadership employees, the first vest date was modified to 12 months from the Repricing Date. For other employees, the first vest date was modified to six months from the Repricing Date. On the revised first vesting date, any options that were previously vested or would have become vested under the previous vesting schedule will vest in full, while the remaining unvested options will resume vesting under the original vesting schedule. As a result of the repricing, the exercise price for a total of 20,292,621 options was reduced to $1.74 per share, or the closing price of the Company’s common stock on the Repricing Date. As a result of the repricing, total incremental expense to be recognized over the remaining requisite service period of the repriced options was determined to be $8.4 million, $0.4 million of which was recognized in the consolidated statements of operations and comprehensive loss for the year ended December 31, 2022.

Stock-based Compensation Expense

Total stock-based compensation expense is as follows for the periods indicated (in thousands):

	Year ended December 31,
	2022	2021	2020
Operations and support	$4,573	$2,516	$1,710
General and administrative	14,832	20,839	4,336
Research and development	3,189	1,740	1,171
Sales and marketing	363	152	6
Total stock-based compensation expense	$22,957	$25,247	$7,223

During the year ended December 31, 2022, the Company recorded stock-based compensation expense of $1.7 million related to accelerated awards in connection with the departure of certain executives, which is included in general and administrative in the consolidated statement of operations and comprehensive loss. There were no such instances of accelerated awards related to terminations in the years ended December 31, 2021 and 2020.

Stock Options: The Company measures stock-based compensation expense for stock options at the grant date fair value of the award and recognizes the expense on a straight-line basis over the requisite service period, which is generally the vesting period. The fair value of stock options is estimated using the Black-Scholes option-pricing model. During the years ended December 31, 2022, 2021, and 2020 the Company recorded stock-based compensation expense from stock options of approximately $14.3 million, $13.6 million, and $7.2 million, respectively.

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

The following table summarizes the key assumptions used to determine the fair value of the Company’s stock options granted to employees, non-employees, officers, and directors:

	Year ended December 31,
	2022	2021	2020
Expected term (in years)	4.09 - 6.25	3.99 - 4.02	5.79
Expected volatility	50.0% - 55.4%	62.7% - 64.2%	62.9% - 69.1%
Dividend yield	—%	—%	—%
Risk-free interest rate	1.79% - 4.34%	0.40% - 1.00%	0.44% - 1.46%
Weighted-average grant-date fair value per share	$0.87 - $2.13	$4.54 - $6.59	$2.51 - $2.77

Option activity under the Company’s equity incentive plans was as follows (in thousands, except shares, per share, and term in years):

	Options Outstanding
	Number of Options	Weighted- Average Exercise Price per Option	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Balance as of December 31, 2020	19,772,797	$1.96	7.97	$19,219
Granted	16,654,385	$6.66
Exercised	(2,225,859)	$1.72
Forfeited	(2,462,473)	$6.13
Canceled	(1,032,001)	$2.06
Balance as of December 31, 2021	30,706,850	$2.55	8.48	$107,556
Granted	12,584,308	$1.96
Exercised	(931,362)	$1.68
Forfeited	(5,140,606)	$5.18
Canceled	(540,183)	$3.10
Balance as of December 31, 2022	36,679,007	$1.99	7.63	$87,512
As of December 31, 2022
Options vested and exercisable	11,685,136	$2.32	5.19	$87,512
Options vested and expected to vest	36,679,007	$1.99	7.63	$87,512

The weighted-average grant-date fair value of options granted during the year ended December 31, 2022 was $0.93. The weighted-average grant-date fair value of options granted during the years ended December 31, 2021 and 2020 was $4.99 and $2.60, prior to application of the recapitalization exchange ratio discussed above. The total intrinsic value of options exercised during the years ended December 31, 2022, 2021, and 2020 was $2.7 million, $14.5 million, and $3.3 million, respectively.

Performance and Market-based Equity Awards: On November 15, 2019, the Legacy Sonder Board of Directors (the “Legacy Sonder Board”) granted an award to Francis Davidson, the Company’s Chief Executive Officer (“CEO”), for a total of 5,613,290 options (the “2019 CEO Option Award”), which Mr. Davidson exercised in full in December 2020, with a promissory note payable to the Company in the amount of $24.6 million (the “Promissory Note”). 2,041,197 of these options vest in 72 equal monthly installments starting as of October 1, 2017 (the “Service-Based Options”), subject to Mr. Davidson’s continuous employment with the Company, and 3,572,093 options were performance-based (the “CEO Performance Awards”) that had vesting terms as follows, subject to Mr. Davidson’s continuous employment with the Company at each such event (the “Performance Conditions”): (i) 1,530,897 performance awards upon an initial public offering (“IPO”), if certain share price targets are met (the “IPO Condition”); (ii) 1,020,598 performance awards upon a qualified financing at certain valuation milestones (the “Qualified Financing Condition”); and (iii) 1,020,598 performance awards upon the Company achieving a certain market capitalization milestone (the “Market Capitalization Condition”).

The Promissory Note. The Promissory Note discussed above bore interest at the rate of 2.0% per annum, compounding semiannually. The principal amounts and accrued interest were due upon the consummation of the Business Combination. The Promissory Note was secured by the shares issued upon exercise of the award and in exchange for the note. While the Promissory Note is full recourse, it was considered to be non-recourse for accounting purposes and thus was not recorded in the consolidated balance sheets as a receivable. At December 31, 2021, the aggregate borrowings outstanding under the Promissory Note, including interest, was $25.2 million.

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

The Service-Based Options. The fair value of the Service-Based Options was estimated using the Black-Scholes option pricing model. The grant date fair value of these awards was $3.2 million and was recognized on a straight-line basis over the term of the award.

2021 Modification of the 2019 CEO Option Award. During the three months ended March 31, 2021, the CEO Performance Awards were modified to accelerate the vesting of the IPO Condition and the Qualified Financing Condition because the Legacy Sonder Board desired to reward Mr. Davidson in leading the Company to perform above expectations given the economic impact of the COVID-19 pandemic, especially in the hospitality sector, and additionally, engaging the Company in potential strategic transactions which resulted in increased company valuations. While the vesting of the options under the Market Capitalization Condition were not accelerated by the Legacy Sonder Board, the Legacy Sonder Board approved a resolution clarifying that the Market Capitalization Condition would be eligible to vest in connection with a business combination with a special purpose acquisition company that otherwise achieves the applicable Market Capitalization Condition using an equivalent share price rather than the market capitalization. The modification-date fair values of the CEO Performance Awards was estimated using a Monte Carlo simulation. The Monte Carlo simulation utilizes multiple input variables to estimate the probability that performance conditions will be achieved. These variables include the Company’s expected stock price volatility over the expected term of the award, historical and projected employee stock option exercise behaviors, and the risk-free interest rate for the expected term of the award. The Company recognizes compensation expense for its performance awards using an accelerated attribution method from the time it is deemed probable that the vesting condition will be met through the time the service-based vesting condition has been achieved.

The Company did not recognize expense related to the IPO Condition and the Qualified Financing Condition during the year ended December 31, 2020, as it was not deemed probable that the conditions would be achieved. The Company recognized $11.6 million in expense related to the acceleration of the IPO Condition and the Qualified Financing Condition during the year ended December 31, 2021, and did not recognize expense related to the IPO Condition or Qualified Financing Condition during the year ended December 31, 2022. Additionally, during the year ended December 31, 2022, the Company recognized $1.5 million in stock-based compensation expense related to the vesting of the Market Capitalization Condition. The Company did not recognize expense related to the vesting of the Market Capitalization Condition during the years ended December 31, 2021 and 2020.

The 2021 CEO Option Award. On February 18, 2021, the Legacy Sonder Board granted a total of 3,061,794 options to Mr. Davidson (the “2021 CEO Option Award”). The options vest upon the successful consummation of the Business Combination and upon certain share price milestones, subject to Mr. Davidson’s continuous employment at the Company during each such event. The Company recognized $2.2 million in expense related to the 2021 CEO Option Award during the year ended December 31, 2022 and did not recognize expense related to the 2021 CEO Option Award during the years ended December 31, 2021 and 2020.

The grant-date fair value of the 2021 CEO Option Award was estimated using the Monte Carlo simulation. The grant-date fair value of the 2021 CEO Option Award on the grant date was $3.0 million.

2022 Modification of the 2019 CEO Option Award and the 2021 CEO Option Award. On December 28, 2022, the 2019 CEO Option Award shares subject to the Market Capitalization Condition and the 2021 CEO Option Award were amended. The amendments modified the vesting terms of the awards to align more closely with macroeconomic trends and the Company's performance. Prior to the amendments, the 2019 CEO Option Award included that the estimated price per share of the Company’s common stock that would be required to meet the market capitalization goal of $5.0 billion by November 19, 2026 was approximately $18.05. Pursuant to the amendments, adjustments were made to the performance goal required to be achieved by November 19, 2026 from a market capitalization goal of $5.0 billion to a stock price target of $5.27. Prior to the amendments, the 2021 CEO Option Award market value targets required to be achieved by December 31, 2023, December 31, 2024, and December 31, 2025 were approximately $15.20, $21.10, and $24.05. Pursuant to the amendment, the adjusted dates for the market value targets to be achieved, and the market value targets required to be achieved were changed to December 31, 2025, December 31, 2026 and December 31, 2027, and to $4.53, $6.39, and $7.14, respectively. The amendment represented a modification of the awards. The impact of the modification was immaterial to the consolidated financial statements for the year ended December 31, 2022 and resulted in approximately $1.5 million of incremental expense to be recognized in future years, over the remaining life of the awards.

RSUs: The fair value of the Company’s RSUs is expensed ratably over the vesting period. The Company’s RSUs generally vest over four years, with a cliff equal to one-fourth of the award after the first year, and then quarterly thereafter over the remaining service period. For the year ended December 31, 2022, the Company recorded stock-based compensation expense from RSUs of approximately $4.4 million. No stock-based compensation expense from RSUs was recorded in 2021 or 2020.

RSU activity under the Company’s equity incentive plans was as follows:

	RSUs Outstanding
	Number of RSUs	Weighted- Average Grant Date Fair Value
Unvested as of December 31, 2021	72,254	$8.94
Granted	15,741,284	$2.17
Vested	(1,200,657)	$2.26
Forfeited	(2,921,068)	$2.11
Unvested as of December 31, 2022	11,691,813	$2.21

MSUs: In May 2022, the Company issued MSUs to certain key executives in accordance with the Company’s 2021 Management Equity Incentive Plan. One-sixth of the MSUs vest upon (including prior to but contingent on) the occurrence of each of six distinct triggering events, including if certain share price targets are met, within the five-year period ending July 17, 2027.

The Company determined the grant-date fair value of the MSUs using a Monte Carlo simulation. The Company recognizes stock-based compensation for the MSUs over the requisite service period, which is approximately four years, using the accelerated attribution method. During the year ended December 31, 2022, the Company granted 14,499,972 MSUs at a total grant-date fair value of $4.2 million. During the year ended December 31, 2022, the Company recognized approximately $0.5 million in stock-based compensation expense from MSUs. No stock-based compensation expense from MSUs was recorded in 2021 or 2020.

Note 11. Net Loss Per Common Share

Net loss per share calculations and share amounts for all periods prior to the Business Combination presented below have been retrospectively adjusted for the equivalent number of shares outstanding immediately after consummation of the Business Combination to effect the reverse recapitalization. Subsequent to the Business Combination, net loss per share was calculated based on the weighted average number of common stock then outstanding.

The Company applies the two-class method when computing net loss per share attributable to common stockholders when shares are issued that meet the definition of a participating security. The two-class method determines net loss per share for each class of common stock and participating securities according to dividends declared or accumulated and participation rights in undistributed earnings. The two-class method requires earnings available to common stockholders for the period to be allocated between common stock and participating securities based upon their respective rights to receive dividends as if all earnings for the period had been distributed.

Basic net loss per share is computed by dividing the net loss by the weighted-average number of shares of common stock outstanding during the period, less weighted-average shares subject to repurchase. The diluted net loss per share is computed by giving effect to all potentially dilutive securities outstanding for the period. For periods in which the Company reports net losses, diluted net loss per share attributable to common stockholders is the same as basic net loss per share attributable to common stockholders, because potentially dilutive common shares are anti-dilutive.

The following table sets forth the computation of basic and diluted net loss per share for the periods indicated (in thousands, except number of shares and per share information):

	Year ended December 31,
	2022	2021	2020
Numerator:
Net loss	$(165,742)	$(294,387)	$(250,316)
Less: Net loss attributable to convertible and exchangeable preferred stockholders	—	—	—
Net loss attributable to common stockholders	$(165,742)	$(294,387)	$(250,316)
Denominator:
Weighted average basic common shares outstanding	206,037,605	11,765,912	9,195,258
Add: Dilutive effect of outstanding stock awards	—	—	—
Weighted average diluted common shares outstanding	206,037,605	11,765,912	9,195,258
Net loss per common share:
Basic	$(0.80)	$(25.02)	$(27.22)
Diluted	$(0.80)	$(25.02)	$(27.22)

The following potential common shares outstanding were excluded from the computation of diluted net loss per share because including them would have been anti-dilutive:

	Year ended December 31,
	2022	2021	2020
Options to purchase common stock	36,679,007	30,679,883	19,772,797
Common stock subject to repurchase or forfeiture	1,913,244	2,432,899	6,700,050
Outstanding RSUs	11,691,813	—	—
Outstanding MSUs	12,059,978	—	—
Redeemable convertible preferred stock(1)	—	111,271,424	111,121,035
Exchangeable shares	20,389,216	32,296,539	32,334,299
Total common stock equivalents	82,733,258	176,680,745	169,928,182
____________
(1)Includes the warrants reclassified to equity as of December 31, 2021 and those issued in connection with the 2018 Loan and Security Agreement and related amendment as of December 31, 2021 and 2020.

Note 12. Commitments and Contingencies

Surety Bonds

A portion of the Company’s leases are supported by surety bonds provided by affiliates of certain insurance companies. At December 31, 2022, the Company had commitments from five surety providers in the amount of $67.1 million, of which $35.4 million was outstanding. The availability, terms and conditions, and pricing of bonding capacity are dependent on, among other things, continued financial strength and stability of the insurance company affiliates providing the bonding capacity, general availability of such capacity, and the Company’s corporate credit rating.

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

In February 2020, the Company was informed about an investigation underway by the New York City Department of Health and Mental Hygiene relating to possible Legionella bacteria contamination in the water supply at 20 Broad Street, New York, NY (the “Broad Street Property”). Due to the failure of the owner of the Broad Street Property (the “Broad Street Landlord”) to address the Legionella bacteria contamination and the associated health risks posed to guests, the Company withheld payment of rent to the Broad Street Landlord on grounds of, among other reasons, constructive eviction. On July 30, 2020, the Broad Street Landlord sued Sonder USA Inc., Sonder Canada Inc., and Sonder Holdings Inc. for breach of the lease, seeking no less than $3.9 million in damages. The Company filed counterclaims against the Broad Street Landlord and the property management company for breach of contract, seeking significant damages. The Broad Street Landlord filed a motion for summary judgment. The hearing and oral argument for the summary judgment motion occurred on December 21, 2021. No ruling was issued by the judge. The motion for summary judgment is now under submission. The Company intends to vigorously defend itself and management believes that the claims of the Broad Street Landlord are without merit.

The Company establishes an accrued liability for loss contingencies related to legal matters when a loss is both probable and reasonably estimable. These accruals represent management’s best estimate of probable losses. The Company recorded an estimated accrual of $5.8 million and $5.3 million in the accrued liabilities line item of the consolidated balance sheets as of December 31, 2022 and 2021, respectively. Management’s views and estimates related to these matters may change in the future, as new events and circumstances arise and the matters continue to develop. Until the final resolution of legal matters, there may be an exposure to losses in excess of the amounts accrued. With respect to outstanding legal matters, based on management’s current knowledge, the amount or range of reasonably possible loss will not, either individually or in the aggregate, have a material adverse effect on the Company’s business, results of operations, financial condition, or cash flows.

Tax Contingencies

The Company is subject to audit or examination by various domestic and foreign tax authorities with regards to tax matters. Income tax examinations may lead to ordinary course adjustments or proposed adjustments to the Company’s taxes or net operating losses with respect to years under examination as well as subsequent periods. Indirect tax examinations may lead to ordinary course adjustments or proposed adjustments to transaction taxes which may increase operating expenses. The Company establishes an accrued liability for loss contingencies related to tax matters when a loss is both probable and reasonably estimable. These accruals represent management’s best estimate of probable losses. The Company recorded estimated accruals of $7.9 million and $4.4 million in the taxes payable line item of the consolidated balance sheets as of December 31, 2022 and 2021, respectively, for such matters.

Changes in tax laws, regulations, administrative practices, principles, and interpretations may impact the Company’s tax contingencies. Due to various factors, including the inherent complexities and uncertainties of the judicial, administrative, and regulatory processes in certain jurisdictions, the timing of the resolution of income tax controversies is highly uncertain, and the amounts ultimately paid, if any, upon resolution of the issues raised by the taxing authorities may differ from the amounts accrued. It is reasonably possible that within the next twelve months the Company will receive additional assessments by various tax authorities or possibly reach resolution of tax controversies in one or more jurisdictions. These assessments or settlements could result in changes to the Company’s contingencies related to positions on prior years’ tax filings. The actual amount of any change could vary significantly depending on the ultimate timing and nature of any settlements, and the range of possible outcomes is not currently estimable.

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

Note 13. Income Taxes

The Company's provision for income taxes was approximately $0.5 million, $0.2 million, and $0.3 million for the years ended December 31, 2022, 2021, and 2020, respectively. The provision for income taxes for the years ended December 31, 2022, 2021, and 2020 was primarily due to state and foreign income tax expense and consisted of the following (in thousands):

	Year ended December 31,
	2022	2021	2020
State	$120	$113	$104
Foreign	413	129	219
Provision for income taxes	$533	$242	$323

The domestic and foreign components of loss before income taxes were as follows for the periods indicated (in thousands):

	Year ended December 31,
	2022	2021	2020
Domestic	$(94,544)	$(261,852)	$(148,332)
Foreign	(70,665)	(32,293)	(101,661)
Loss before income taxes	$(165,209)	$(294,145)	$(249,993)

A reconciliation of amounts computed by applying the U.S. federal statutory income tax rate to loss before income taxes to total income tax expense is as follows for the periods indicated (in thousands):

	Year ended December 31,
	2022	2021	2020
Income tax at U.S. statutory rate of 21.0%	$(34,695)	$(61,771)	$(52,499)
Foreign tax rate differential	(1,528)	(7,645)	(889)
State income taxes, net of federal benefit	95	89	(8,553)
Tax credits	(873)	(1,753)	(1,214)
Stock-based compensation	1,823	1,389	66
Convertible debt instruments	(31,584)	5,399	—
Capital loss	16,105	(9,640)	—
Non-deductible expenses and other, net	(434)	(2,362)	220
Change in valuation allowance	51,624	76,536	63,192
Total provision for income taxes	$533	$242	$323

The components of the Company’s net deferred tax assets and liabilities were as follows for the periods indicated (in thousands):

	Year ended December 31,
	2022	2021
Deferred tax assets:
Net operating loss and capital loss carryforwards	$172,955	$152,091
Credit carryforwards	6,136	4,936
Fixed and intangible assets	18,601	17,870
Deferred rent	—	9,128
Deferred revenue	10,776	6,245
Interest expense carryforward	9,257	4,097
Stock-based compensation	8,360	5,284
Operating lease liabilities	271,846	—
Other	13,985	5,892
Gross deferred tax assets	511,916	205,543
Valuation allowance	(262,638)	(205,543)
Total deferred tax assets, net of valuation allowance	$249,278	$—

Deferred tax liabilities:
Right-of-use assets	249,278	—
Net deferred tax assets	$—	$—

Realization of the deferred tax assets is dependent upon future taxable income, the amount and timing of which is uncertain. Accordingly, the federal, state, and foreign net deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased by approximately $57.1 million, $83.5 million, and $63.2 million during the years ended December 31, 2022, 2021, and 2020 respectively.

As of December 31, 2022, the Company had tax net operating loss carryforwards for federal, state, and foreign purposes of approximately $520.3 million, $449.2 million, and $163.6 million, respectively, and as of December 31, 2021, it had tax net operating loss carryforwards for federal, state, and foreign purposes and capital loss carryforwards for federal purposes of approximately $414.8 million, $389.6 million, $120.6 million, and $62.0 million, respectively.

Of the federal net operating loss carryforwards, $41.0 million will begin to expire in 2035, and $479.3 million will carry forward indefinitely. The state and foreign net operating loss carryforwards will begin to expire in 2027.

As a result of consummation of the Business Combination, the foreign capital loss carryforwards available to the Company at December 31, 2021 expired and the Company is no longer eligible to utilize them in future periods.

Utilization of the U.S. Federal and state net operating loss, tax credits, and disallowed business interest expense carryforwards will be subject to an annual limitation due to the ownership change limitations provided by the U.S. Tax Code and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization.

Additionally, as a result of consummation of the Business Combination, the Company’s ability to utilize its U.S. Federal and state net operating loss, tax credit, and disallowed business interest expense carryforwards are subject to limitations under IRC Section 382. The annual limitation may impact the Company’s ability to utilize the net operating loss, tax credits, or disallowed business interest expense carryforwards.

Uncertain Tax Positions

The Company has adopted authoritative guidance, which prescribes a recognition threshold and measurement attribute for the consolidated financial statement recognition and measurement of uncertain tax positions taken or expected to be taken in its income tax return, and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.

The following is a tabular reconciliation of the total amounts of unrecognized tax benefits for the periods indicated (in thousands):

	Year ended December 31,
	2022	2021	2020
Beginning unrecognized tax benefits	$1,353	$683	$—
Addition to tax positions related to prior years	20	417	383
Addition to tax positions related to current year	274	253	300
Subtraction to tax positions related to prior years	(127)	—	—
Ending unrecognized tax benefits	$1,520	$1,353	$683

The Company files income tax returns in U.S. federal, various states and international jurisdictions. All periods since inception are subject to examination by U.S. federal, state and foreign authorities, where applicable. The Company is under examination by the Canada Revenue Agency (“CRA”) for the income tax returns filed for tax years ended December 31, 2018, and 2019. As of December 31, 2022, the examination is on-going, and no proposed adjustments have been provided by the CRA. There are currently no other pending income tax examinations. The Company’s 2019 through 2021 tax years remains subject to examination in the United States.

Recognition of the unrecognized tax benefits would not have an impact on the effective tax because they would be offset by the reversal of related deferred tax assets which are subject to a full valuation allowance. The Company does not anticipate any significant change in the Company’s uncertain tax positions within 12 months of December 31, 2022.

The Company’s policy is to recognize interest and penalties associated with uncertain tax benefits as part of the income tax provision and include accrued interest and penalties with the related income tax liability on the Company’s consolidated balance sheets. To date, the Company has not recognized any interest and penalties in its consolidated statements of operations, nor has it accrued for or made payments for interest and penalties.

Note 14. Related Party Transactions

Francis Davidson Promissory Note

In November 2019, Legacy Sonder entered into the Promissory Note with its CEO, Francis Davidson. At December 31, 2021, the aggregate borrowings outstanding under the note, including interest of $1.1 million, was $25.7 million. The aggregate outstanding principal amount and interest under the Promissory Note was repaid in full by Mr. Davidson prior to the consummation of the Business Combination, and as such, no balances were outstanding at December 31, 2022. Refer to Note 10, Equity Incentive Plans and Stock-Based Compensation, for additional details related to the Promissory Note.

Convertible Notes

The Company’s investors and their affiliates held $43.3 million of the $165.0 million Convertible Notes discussed in Note 7 Debt. The Convertible Notes automatically converted into shares of the Company’s common stock immediately prior to the consummation of the Business Combination. Refer to Note 7 for additional details related to the transaction.

Note 15. Business Combination

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

The aggregate merger consideration (excluding any Earn Out shares) paid to securityholders of Legacy Sonder immediately prior to the effective time of the First Merger (the “Legacy Sonder Securityholders”) in connection with the Business Combination was approximately 190,160,300 shares of GMII’s common stock (the “Common Stock”, which term (a) with reference to GMII prior to the Business Combination and the effectiveness of the Amended and Restated Certificate of Incorporation (the “Amended and Restated Certificate of Incorporation”), means the Class A common stock (“Class A Stock”) and Class F common stock (“Class F Stock”) of GMII prior to the Business Combination, and (b) with reference to the Company from and after the effectiveness of the Amended and Restated Certificate of Incorporation and the conversion of the Class F Stock in accordance with the Amended and Restated Certificate of Incorporation, means the common stock, par value $0.0001 per share, of the Company). Certain of these shares of Common Stock were reserved for issuance upon: (i) the exercise of Rollover Options (as defined below) and (ii) the exchange of the Post-Combination Exchangeable Common Stock (as defined below) corresponding to shares of Post-Combination Company Special Voting Common Stock (as defined below) issued in the Business Combination.

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

As a result of the above, the share figures in the consolidated statement of mezzanine equity and stockholders’ deficit for the year ended December 31, 2021 have been adjusted for the application of the recapitalization exchange ratio of 1.4686 per share. In addition, all options were adjusted for the option exchange ratio of 1.5444 shares for each share of Legacy Sonder Stock Options held.

Following consummation of the Business Combination, the Company owned all of the issued and outstanding equity interests in Legacy Sonder and its subsidiaries, and the Legacy Sonder Securityholders held approximately 79.7% of the Company. Following consummation of the Business Combination, the Company’s Common Stock and the Company’s Public Warrants began trading on the Nasdaq Global Select Market under the symbols “SOND” and “SONDW,” respectively.

In addition to the consideration paid upon consummation of the Business Combination, immediately prior to consummation of the Business Combination, holders of Legacy Sonder Common Stock, Legacy Sonder Canada Exchangeable Common Shares, and warrants of Legacy Sonder were entitled to receive their pro-rata share of up to an aggregate of 14,500,000 additional shares of Common Stock as consideration as a result of the Common Stock achieving certain benchmark share prices as contemplated by the Merger Agreement.

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

Legacy Sonder Canada Exchangeable Common Stock

On November 4, 2022, the Company extended the date on which the Post-Combination Exchangeable Stock of Sonder Canada Inc. are subject to mandatory exchange into shares of the Company’s common stock for an additional five years to January 18, 2028, which may be extended further by Sonder Canada Inc. upon prior notice to the holders of the exchangeable shares.

Closing of Private Investment in Public Equity (“PIPE”) Investments

Pursuant to subscription agreements entered into in connection with the Merger Agreement (the “Existing Subscription Agreements”), certain investors agreed to subscribe for an aggregate of 20,000,000 newly issued shares of Class A Stock (which became common stock upon the effectiveness of the Amended and Restated Certificate of Incorporation) for a purchase price of $10.00 per share, or an aggregate value of approximately $200.0 million (the “Existing PIPE Investment”). In addition, pursuant to subscription agreements entered into in connection with Amendment No.1, certain investors agreed to subscribe for an additional 11,507,074 newly issued shares of Class A Stock (which became common stock upon the effectiveness of the Amended and Restated Certificate of Incorporation) for a purchase price of $8.89 per share, or an aggregate value of approximately $102.3 million (the “New PIPE Investment”). In addition, concurrently with the execution of Amendment No. 1, GMII entered into a subscription agreement with the Sponsor whereby the Sponsor separately agreed to purchase an additional 709,711 shares of Class A Stock (which became common stock upon the effectiveness of the Amended and Restated Certificate of Incorporation) in a private placement for $10.00, or an aggregate value of approximately $7.1 million (the “Additional Sponsor PIPE Commitment” and, together with the Existing PIPE Investment and the New PIPE Investment, the “PIPE Investment”). Upon consummation of the Business Combination, the Company consummated the PIPE Investment.

115

The following table reconciles the elements of the Business Combination to the consolidated statement of cash flows and the consolidated statement of stockholders’ deficit for the year ended December 31, 2022 (in thousands):

Cash - PIPE Financing	$309,398
Cash - GMII trust and cash, net of redemptions	16,530
Less: transaction costs and advisory fees	(58,555)
Net proceeds from Business Combination and PIPE	$267,373

Proceeds from Delayed Draw Notes, net of issuance costs	159,225
Repayment of debt	(24,680)
Net proceeds from Business Combination, PIPE, and Delayed Draw Notes	$401,918

Note 16. Restructuring Activities

On June 9, 2022, the Company announced its Cash Flow Positive Plan, including a restructuring of its operations which resulted in an approximate 21.0% reduction of existing corporate roles and 7.0% reduction of existing frontline roles. In the year ended December 31, 2022, total restructuring and other charges were $4.0 million and are included in restructuring and other charges in the consolidated statement of operations and comprehensive loss.

Note 17. Subsequent Events

On January 24, 2023, the Company’s Board of Directors adopted the Sonder Holdings Inc. 2023 Inducement Equity Incentive Plan (the “Inducement Plan”) and reserved 5,000,000 shares of the Company’s common stock for issuance pursuant to equity awards granted under the Inducement Plan. The Inducement Plan provides for the grant of equity-based awards, including nonstatutory stock options, restricted stock units, restricted stock, stock appreciation rights, and performance awards, and its terms are substantially similar to the 2021 Equity Incentive Plan. Awards under the Inducement Plan may only be made to individuals who were not previously employees or non-employee directors of the Company (or following such individuals’ bona fide period of non-employment with the Company), as an inducement material to the individuals’ entry into employment with the Company or, to the extent permitted by the Nasdaq Listing Rules, in connection with a merger or acquisition.

On March 1, 2023, the Company announced a reduction in force affecting approximately 100 corporate roles, or 14.0% of the corporate workforce. Affected employees were informed of the reduction in force on or about March 1, 2023. The Company expects the reduction in force to be substantially complete by the end of the first quarter of 2023.

Total costs and cash expenditures for the reduction in force are estimated at $2.0 million to $3.0 million, substantially all of which are related to employee severance and benefits costs and will be recognized in the first quarter of 2023. The Company expects to pay the majority of these reduction in force amounts in the first quarter of 2023.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosures

None.

116

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were not effective due to the existence of the material weaknesses described below to provide assurance at a reasonable level that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and that such information is accumulated to allow timely decisions regarding required disclosures.

Management’s Report on Internal Control Over Financial Reporting

Management, including our Principal Executive Officer and Principal Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with U.S. GAAP.

In designing and evaluating our internal control over financial reporting, management recognizes that internal control over financial reporting, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of internal control over financial reporting must reflect the fact that there are resource constraints, and that management is required to apply its judgment in evaluating the benefits of possible internal control over financial reporting relative to their costs.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on management’s evaluation, our principal executive officer and principal financial officer concluded that because of material weaknesses disclosed below, our internal control over financial reporting was not effective.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements would not be prevented or detected on a timely basis.

Notwithstanding the identified material weaknesses, management, including our Principal Executive Officer and Principal Financial Officer, believes the consolidated financial statements included in this Annual Report on Form 10-K fairly represent in all material respects our financial condition, results of operations, and cash flows at and for the periods presented in accordance with U.S. GAAP.

Material Weaknesses in Internal Control Over Financial Reporting

Leases

We previously identified a material weakness in our internal control over financial reporting related to the process to capture and record lease agreements timely and accurately. Management has concluded that this material weakness in internal control over financial reporting is due to the fact that the Company did not have the adequate resources with the appropriate level of experience and technical expertise to oversee the Company’s leasing business processes and related internal controls.

Control Activities and Control Environment

Given the aggregation of the lease material weakness noted above and other control deficiencies, we have identified related COSO material weaknesses, including: (i) deficiencies in the principles associated with the control activities component of the COSO framework relating to establishment of formal policies and procedures and consistent application thereof, and (ii) deficiencies in the principles associated with the control environment component of the COSO framework relating to hiring and training sufficient personnel to timely support the Company’s internal control objectives to ascertain whether the components of internal control are present and functioning.

Remediation Plan

To remediate these material weaknesses, we have identified improvements related to our lease process to capture and record lease agreements timely and accurately that we plan to implement in 2023 and will provide additional training to personnel responsible for the relevant controls. We are in the process of designing and implementing internal controls to address the material weaknesses related to the control activities and control environment. A material weakness cannot be considered remediated until applicable controls have been designed, implemented, and operated for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. Accordingly, we will continue to monitor and evaluate the effectiveness of our internal control over financial reporting.

While we have invested in additional resources with the requisite skills and improved our processes and controls over financial reporting, these improvements have not operated for a sufficient period of time. We remain committed to taking actions to remediate the material weaknesses in our internal control over financial reporting as we work to further enhance our control environment.

Changes in Internal Control over Financial Reporting

Other than as discussed above, during the period covered by this report, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated herein by reference to the Company’s Proxy Statement for the 2023 Annual Meeting of Stockholders, to be filed with the SEC pursuant to Regulation 14A within 120 days after the end of the fiscal year ended December 31, 2022.

Code of Business Conduct and Ethics

For information concerning the Company’s Code of Business Conduct and Ethics (the “Code of Conduct”), the information contained under the section entitled “Information Regarding the Board of Directors and Corporate Governance” in the Company’s Proxy Statement for the 2023 Annual Meeting of Stockholders is incorporated herein by reference. A copy of the Code of Conduct is available to shareholders on the Company’s investor relations website at https://investors.sonder.com/corporate-governance/documents-and-charters.

Item 11. Executive Compensation

For information regarding executive compensation, the sections entitled “Executive Compensation” and “Information Regarding the Board of Directors and Corporate Governance — Director Compensation” in the Company’s Proxy Statement for the 2023 Annual Meeting of Stockholders are incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owner and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners

Information required by this item is incorporated herein by reference to the section entitled “Other Information Related to Sonder, Its Directors and Executive Officers — Security Ownership of Certain Beneficial Owners and Management” in the Company’s Proxy Statement for the 2023 Annual Meeting of Stockholders.

Security Ownership of Management

Information required by this item is incorporated herein by reference to the section entitled “Other Information Related to Sonder, Its Directors and Executive Officers — Security Ownership of Certain Beneficial Owners and Management” in the Company’s Proxy Statement for the 2023 Annual Meeting of Stockholders.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information about the Company common stock that may be issued upon the exercise of stock options, warrants, and rights under all the Company’s equity compensation plans as of December 31, 2022.

	(a) Number of securities to be issued upon exercise of outstanding options, warrants, and rights	(b) Weighted-average exercise price of outstanding options	(c) Number of securities remaining available for issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by stockholders(1)	51,130,911	$1.79	8,887,778
Equity compensation plans not approved by stockholders(2)	9,299,887	$2.60	—
____________
(1)Plans approved by stockholders include the 2021 Management Equity Incentive Plan, the 2021 Equity Incentive Plan, and the 2021 Employee Stock Purchase Plan.
(2)Plans not approved by stockholders include the Legacy Sonder 2019 Equity Incentive Plan and the Legacy Sonder Stock Option Plan.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

For information regarding certain relationships and related transactions, the section entitled “Certain Relationships and Related Party Transactions” in the Company’s Proxy Statement for the 2023 Annual Meeting of Stockholders is incorporated herein by reference.

Director Independence

For information regarding director independence, the section entitled “Information Regarding the Board of Directors and Corporate Governance —Independence of the Board of Directors” in the Company’s Proxy Statement for the 2023 Annual Meeting of Stockholders is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

For information regarding the principal accountant fees and expenses, the section entitled “Proposal No. 2: Ratification of the Selection of the Independent Registered Public Accounting Firm for Sonder — Independent Registered Public Accounting Firm Fee Information” in the Company’s Proxy Statement for the 2023 Annual Meeting of Stockholders is incorporated herein by reference.

PART IV
Item 15.    Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of this Annual Report on Form 10-K:

(b) Exhibits: The exhibits listed in the accompanying index to the exhibits are filed or incorporated by reference as part of this Annual Report on Form 10-K.

EXHIBIT INDEX

		Incorporated by Reference
Exhibit No.	Exhibit	Form	File No.	Exhibit No.	Filing Date	Filed or Furnished Herewith

2.1	Agreement and Plan of Merger, dated as of April 29, 2021, by and among Gores Metropoulos II, Inc., Sunshine Merger Sub I, Inc., Sunshine Merger Sub II, LLC, and Sonder Holdings Inc.	8-K	001-39907	2.1	April 30, 2021

2.2	Amendment No. 1, dated as of October 27, 2021, by and among Gores Metropoulos II, Inc., Sunshine Merger Sub I, Inc., Sunshine Merger Sub II, LLC, and Sonder Holdings Inc.	8-K	001-39907	2.1	October 28, 2021

3.1	Amended and Restated Certificate of Incorporation of Sonder Holdings Inc.	8-K	001-39907	3.1	January 24, 2022

3.2	Amended and Restated Bylaws of Sonder Holdings Inc.	8-K	001-39907	3.1	November 30, 2022

4.1	Specimen Stock Certificate of the Company	8-K	001-39907	4.1	January 24, 2022

4.2	Specimen Warrant Certificate of the Company	S-1	333-251663	4.3	December 23, 2020

4.3	Warrant Agreement, dated as of January 22, 2021, by and among Gores Metropoulos II, Inc., Computershare Inc., and Computershare Trust Company, N.A., as warrant agent	8-K	001-39907	4.1	January 25, 2021

		Incorporated by Reference
Exhibit No.	Exhibit	Form	File No.	Exhibit No.	Filing Date	Filed or Furnished Herewith
4.4	Form of Warrant Agreement by and among Sonder Holdings Inc., Computershare Inc., and Computershare Trust Company, N.A., dated January 19, 2022	S-1	333-262438	4.4	January 31, 2022

4.5	Description of Securities	10-K	001-39907	4.5	March 28, 2022

10.1	Form of Existing Subscription Agreement	8-K	001-39907	10.1	April 30, 2021

10.2	Form of Amendment to Existing Subscription Agreement	8-K	001-39907	10.1	October 28, 2021

10.3	Form of New Subscription Agreement	8-K	001-39907	10.2	October 28, 2021

10.4	Amended and Restated Registration Rights Agreement, by and among Sonder Holdings Inc. (f/k/a Gores Metropoulos II, Inc.), Gores Metropoulos Sponsor II, LLC, the Gores Holders and the Sonder Holders	8-K	001-39907	10.4	January 24, 2022

10.5	Share Surrender Agreement	8-K	001-39907	10.3	October 28, 2021

10.6#	Management Equity Incentive Plan	S-4	333-257726	10.4	July 7, 2021

10.7#	Form of Restricted Stock Unit Agreement under Management Equity Incentive Plan	8-K	001-39907	10.7	January 24, 2022

10.8#	2021 Equity Incentive Plan	S-4/A	333-257726	10.8	December 13, 2021

10.9#	Form of Option Agreement under 2021 Equity Incentive Plan	8-K	001-39907	10.9	January 24, 2022

10.10#	Form of Restricted Stock Unit Agreement under 2021 Equity Incentive Plan	8-K	001-39907	10.10	January 24, 2022

10.11#	Legacy Sonder 2019 Equity Incentive Plan	8-K	001-39907	10.11	January 24, 2022

10.12#	Form of Option Agreement under Legacy Sonder 2019 Equity Incentive Plan	8-K	001-39907	10.12	January 24, 2022

10.13#	Legacy Sonder Stock Option Plan	8-K	001-39907	10.13	January 24, 2022

10.14#	Sonder Holdings Inc. 2023 Inducement Equity Incentive Plan	8-K	001-39907	10.1	January 24, 2023

10.15#	Form of Option Award Agreement under 2023 Inducement Equity Incentive Plan	8-K	001-39907	10.2	January 24, 2023

10.16#	Form of Restricted Stock Unit Agreement under 2023 Inducement Equity Incentive Plan	8-K	001-39907	10.3	January 24, 2023

		Incorporated by Reference
Exhibit No.	Exhibit	Form	File No.	Exhibit No.	Filing Date	Filed or Furnished Herewith

10.17#	Key Executive Change in Control and Severance Plan and related forms of agreement	S-4/A	333-257726	10.7	October 18, 2021

10.18#	2021 Employee Stock Purchase Plan	S-4/A	333-257726	10.9	November 26, 2021

10.19	Industrial Gross Lease for 101 15th Street, dated as of March 22, 2018, by and between Thomas F. Murphy and Martina Murphy as settlors and trustees of the Murphy Trust UDT dated October 3, 2003, and Sonder USA Inc.	S-4	333-257726	10.8	July 7, 2021

10.20	First Amendment to Lease for 101 15th Street, dated as of December 3, 2019, by and between Thomas F. Murphy and Martina Murphy as settlors and trustees of the Murphy Trust UDT dated October 3, 2003, and Sonder USA Inc.	S-4	333-257726	10.9	July 7, 2021

10.21#	Offer Letter from Sonder Holdings Inc. to Sanjay Banker, dated September 14, 2021	S-4/A	333-257726	10.10	September 17, 2021

10.22#	Agreement between Sanjay Banker and Sonder USA Inc., dated October 15, 2022	8-K	001-39907	10.1	October 17, 2022

10.23#	Offer Letter from Sonder Holdings Inc. to Francis Davidson, dated September 14, 2021	S-4/A	333-257726	10.11	September 17, 2021

10.24#	Employment Agreement by and between Sonder USA Inc. and Philip Rothenberg, effective as of November 5, 2018.	8-K	001-39907	10.21	January 24, 2022

10.25#	Employment Agreement by and between Sonder USA Inc. and Martin Picard	8-K	001-39907	10.23	January 24, 2022

10.26	Form of Voting and Support Agreement, dated April 29, 2021, by and among Gores Metropoulos II, Inc., Sunshine Merger Sub I, Inc., Sunshine Merger Sub II, LLC, and the stockholder party thereto	S-4	333-257726	10.13	July 7, 2021

10.27	Outside Director Compensation Policy	8-K	001-39907	10.25	January 24, 2022

Incorporated by Reference
Exhibit No.	Exhibit	Form	File No.	Exhibit No.	Filing Date	Filed or Furnished Herewith
10.28	Note and Warrant Purchase Agreement, dated December 10, 2021, by and among Sonder Holdings Inc., BlackRock Financial Management, Inc. - Fixed Income Group, on behalf of funds and accounts under management and Senator Investment Group L.P.	S-4/A	333-257726	10.17	December 13, 2021

10.29
Omnibus Amendment, dated as of December 21, 2022, by and among Sonder Holdings Inc., Sonder Holdings LLC, Sonder USA Inc., Sonder Hospitality USA Inc., and Sonder USA, the guarantors party thereto, the investors listed on the signature pages thereto, and Alter Domus (US) LLC, as collateral agent
X

10.30	Loan and Security Agreement dated as of December 21, 2022, between Silicon Valley Bank and the Borrowers listed on Schedule I thereto					X

10.31	Form of Indemnification Agreement	8-K	001-39907	10.28	January 24, 2022

21.1	Subsidiaries of the Registrant					X

23.1	Consent of Deloitte & Touche LLP					X

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

Incorporated by Reference
Exhibit No.	Exhibit	Form	File No.	Exhibit No.	Filing Date	Filed or Furnished Herewith
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
_____________
#    Indicates management contract or compensatory plan or arrangement.
*     This certification is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended (Exchange Act), or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act.
Item 16. Form 10-K Summary

None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SONDER HOLDINGS INC.

By:	/s/ Francis Davidson
Name:	Francis Davidson
Title:	Chief Executive Officer and Director
Pursuant to the requirements of the Securities Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Francis Davidson	CEO and Director (Principal Executive Officer)	March 16, 2023
Francis Davidson

/s/ Chris Berry	Interim Principal Financial Officer and Chief Accounting Officer (Principal Financial Officer and Principal Accounting Officer)	March 16, 2023
Chris Berry

/s/ Nabeel Hyatt	Director	March 16, 2023
Nabeel Hyatt

/s/ Frits van Paasschen	Director	March 16, 2023
Frits van Paasschen

/s/ Janice Sears	Director	March 16, 2023
Janice Sears

/s/ Gilda Perez-Alvarado	Director	March 16, 2023
Gilda Perez-Alvarado

/s/ Michelle Frymire	Director	March 16, 2023
Michelle Frymire

/s/ Sean Aggarwal	Director	March 16, 2023
Sean Aggarwal

/s/ Sanjay Banker	Director	March 16, 2023
Sanjay Banker