Form 10-K/A
period 2022-12-31
Sonder Holdings Inc.
filed 2023-03-22
CIK 1819395

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
FORM 10-K/A
(Amendment No. 1)
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No o
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes x No o
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of voting and non-voting common equity of the registrant held by non-affiliates as of June 30, 2022 was $214.7 million. The registrant had outstanding 219,282,857 shares of common stock as of March 17, 2023.
DOCUMENTS INCORPORATED BY REFERENCE
None.

Explanatory Note

On March 16, 2023, Sonder Holdings Inc. (“Sonder,” the “Company,” “we,” “us,” or “our”) filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (the “Original Filing”). We are filing this Annual Report on Form 10-K/A (this “Amendment”) as Amendment No. 1 to the Original Filing for the purposes of amending Part III, Items 10, 11, 12, 13 and 14 of the Original Filing to include the information required by such Items. This information was previously omitted from the Original Filing in reliance on General Instruction G(3) to Form 10-K. This Amendment amends and restates in their entirety Items 10, 11, 12, 13 and 14 of Part III of the Original Filing.

In addition, pursuant to the rules of the Securities and Exchange Commission (the “SEC”), we have also included as exhibits currently dated certifications required under Section 302 of The Sarbanes-Oxley Act of 2002. We are amending and refiling Part IV to reflect the inclusion of those certifications. Because no financial statements are contained within this Amendment, we are not including certifications pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

Except as described above, no other changes have been made to the Original Filing. Except as otherwise indicated herein, we have not updated the disclosures contained in the Original Filing to reflect any events that occurred subsequent to the date of the Original Filing. The filing of this Amendment is not a representation that any statements contained in items of the Original Filing other than Part III, Items 10 through 14, are true or complete as of any date subsequent to the Original Filing. This Amendment should be read in conjunction with the Original Filing and the Company’s other and subsequent filings with the SEC.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Board of Directors

The following table sets forth summary information about each of our directors as of March 17, 2023.

Name	Age	Director Since(1)	Current Term Expires	Position	Independent	AC	CC	NCG
Gilda Perez-Alvarado	42	September 2021	2023 Annual Meeting	Director	Yes	—	—	M
Michelle Frymire	56	September 2022	2023 Annual Meeting	Director	Yes	M	—	C
Frits van Paasschen(2)	61	February 2020	2024 Annual Meeting	Director	Yes	M	C	—
Janice Sears	62	August 2021	2024 Annual Meeting	Director	Yes	C, F	M	—
Sanjay Banker	48	January 2023	2024 Annual Meeting	Director; Senior Advisor	No	—	—	—
Francis Davidson(3)	30	January 2014	2025 Annual Meeting	Director; Chief Executive Officer	No	—	—	—
Nabeel Hyatt	46	February 2016	2025 Annual Meeting	Director	Yes	—	—	M
Prashant (Sean) Aggarwal	57	October 2022	2025 Annual Meeting	Director	Yes	—	M	M

AC: Audit Committee	C: Chair
CC: Compensation Committee	M: Member
NCG: Nominating, Corporate Governance, and Social Responsibility Committee	F: Financial Expert
___________________
(1)    For Mses. Perez-Alvarado and Sears and Messrs. van Paasschen, Davidson, and Hyatt, this date reflects the date the director was appointed to the board of directors of Legacy Sonder (the “Legacy Board”). All directors of the Legacy Board became directors of the Company at the closing of the Business Combination on January 18, 2022.
(2)    Lead Independent Director.
(3)     Chairperson of the Board.

There are no arrangements or understandings between any director and any other person pursuant to which the director was or is to be selected as a director of the Company.

A brief biography of each director is set forth below, which includes information regarding the specific and particular experience, qualifications, attributes or skills of each director that led the Nominating, Corporate Governance, and Social Responsibility Committee to believe that the director should serve on the Board.

Gilda Perez-Alvarado

Gilda Perez-Alvarado has served as one of Sonder’s directors since the closing of the Business Combination in January 2022 and previously served as one of Legacy Sonder’s directors since September 2021. Ms. Perez-Alvarado currently serves as the Global Chief Executive Officer of JLL for the Hotels & Hospitality industry, a real estate advisor, where she has worked since October 2004. She concurrently leads the group’s Global Hotel Desk, a specialized team of cross-border investment sales professionals based in the Middle East, Asia Pacific, the Americas and Europe. Prior to that, from May 2002 to September 2004, Ms. Perez-Alvarado worked for the Hospitality and Leisure advisory practice of PricewaterhouseCoopers, a professional services firm. She serves on the board of directors of Blackstone Mortgage Trust (NYSE: BXMT), a real estate investment trust. Ms. Perez-Alvarado holds a B.S. in Hotel Administration from Cornell University and an M.B.A. from Instituto de Empresa (IE Business School).

Ms. Perez-Alvarado brings to the Board her global experience in the real estate and hospitality industries and her extensive knowledge of hotel real estate finance.

Michelle Frymire

Michelle Frymire has served as one of Sonder’s directors since September 2022. Ms. Frymire most recently served as Chief Executive Officer of CWT (formerly Carlson Wagonlit Travel), a travel management platform, from May 2021 to May 2022. Ms. Frymire was responsible for leading the company through and beyond the impact of the pandemic, driving the company’s global strategy and overseeing significant investment in the company’s product and technology platforms. As a travel management platform, CWT was heavily impacted by the COVID-19 pandemic and with the support of nearly all of its debtholders the company filed a pre-packaged Chapter 11 bankruptcy on November 11, 2021 in the U.S. Bankruptcy Court for the Southern District of Texas. CWT’s plan of reorganization was approved by the Bankruptcy Court the following day, on November 12, 2021, and CWT was able to exit Chapter 11 on November 19, 2021. Previous to serving as the CEO, Ms. Frymire was President and CFO and was responsible for driving global business strategy and transformation by building an integrated and collaborative approach to business support and change across CWT. She oversaw the accounting and finance, procurement, real estate, enterprise strategy and planning, human resources and technology functions globally for CWT. Prior to joining CWT in January 2019, Ms. Frymire was Chief Financial Officer for U.S. Risk Insurance Group, LLC, a privately owned specialty lines underwriting manager and wholesale broker, from 2017 to 2019. From 2015 to 2017 she served as Chief Financial Officer for Service King Collision Repair Centers. From 2009 to 2015 she served in a variety of roles for The Service Master Companies, Inc., most recently as Vice President, Corporate FP&A and Strategy. From 2009 to 2013, Ms. Frymire was Chief Financial Officer for TruGreen and from 2005 to 2009, Ms. Frymire was Chief Financial Officer, Vacation Ownership for Starwood Hotels & Resorts Worldwide, Inc. From 1998 to 2005, Ms. Frymire served in a variety of roles for Delta Air Lines, Inc., including Vice President, Finance, Marketing, International, Network and Technology. Prior to this, Ms. Frymire was the Managing Director, Financial Planning, Analysis and Systems for Continental Airlines from 1994 to 1998. Lastly, from 1991 to 1994, Ms. Frymire was Senior Financial Analyst, FP&A with American Airlines Group, Inc. Ms. Frymire serves as director on the board of directors and as a member of the audit and nominating & governance committees of Spirit Realty Capital, Inc. (NYSE: SRC), a real estate investment trust, and as a director on the board of directors and as a member of the audit committee of Cedar Fair, L.P. (NYSE: FUN), an owner and operator of amusement parks, water parks and hotels located in the U.S. and Canada. Ms. Frymire received a B.A. in Economics from Austin College and an M.B.A. from the University of Texas at Austin McCombs School of Business.

Ms. Frymire brings to the Board her extensive experience in finance and financial expertise, knowledge and experience in internal and external risk oversight, and executive leadership and management experience in the travel industry.

Frits Dirk van Paasschen

Frits Dirk van Paasschen has served as one of Sonder’s directors since the closing of the Business Combination in January 2022 and previously served as one of Legacy Sonder’s directors in February 2020. From September 2007 to February 2015, Mr. van Paasschen served as the President and Chief Executive Officer of Starwood Hotels and Resorts Worldwide, LLC, a hotel company acquired by Marriott International, Inc. Prior to joining Starwood, he was the President and Chief Executive Officer of Coors Brewing Company from February 2005 to September 2007. He serves on the board of directors at Royal DSM, a Netherlands-based science company specializing in nutrition and health, Williams-Sonoma, Inc., a consumer retail company specializing in kitchen-wares and home furnishings, and Crown PropTech Acquisitions, a special purpose acquisition company. Mr. van Paasschen also serves on the board of directors of several private companies and as an advisor to a global investment firm. Mr. van Paasschen holds a B.A. in Economics and Biology from Amherst College and an M.B.A. from Harvard Business School.

Mr. van Paasschen brings to the Board his extensive knowledge of the real estate and hospitality industries and his international experience.

Janice L. Sears

Janice L. Sears has served as one of Sonder’s directors since the closing of the Business Combination in January 2022 and previously served as one of Legacy Sonder’s directors since August 2021. From April 1988 to January 2009, Ms. Sears served in a variety of positions at Banc of America Securities, an investment bank, including as Managing Director, Western Region Head in the Real Estate, Gaming & Lodging Investment Banking Group. She concurrently served as the San Francisco Market President for Bank of America, a financial services company. Prior to this, Ms. Sears was a Real Estate Economist at both Chemical Bank and Citicorp. She serves on the board of directors as Audit Committee Chair and a member of the Compensation Committee at Invitation Homes Inc. (NYSE: INVH), a single-family home rental business. Ms. Sears also serves on the board of directors as Audit Committee Chair and a member of the Compensation Committee at IQHQ, Inc., a life sciences real estate investment trust. Ms. Sears previously served on the board and as Audit Committee Chair of both Essex Property Trust Inc. (NYSE: ESS), a multi-family real estate investment trust, and BioMed Realty Trust (acquired by Blackstone, 2016), a life sciences real estate investment trust. She has also served on the board of several non-profit organizations and private companies, including Board Chair of The Swig Company, an owner of office buildings in New York and California. Ms. Sears holds a B.A. in both Economics and Marketing from the University of Delaware.

Ms. Sears brings to the Board her extensive financial background and experience working in the commercial real estate industry.

Sanjay Banker

Sanjay Banker has served as one of Sonder’s directors and a Senior Advisor to Sonder since January 2023. Mr. Banker previously served as the Company’s President and Chief Financial Officer from January 2022 to December 2022, and prior to this, served the Company’s predecessor company as Chief Financial Officer since January 2019 and also its President since September 2020. Prior to joining the Company, Mr. Banker was with TPG Growth, an investment firm, from March 2013 to January 2019, where he served most recently as a Partner. From September 2004 to March 2013, he was with Bain Capital, an investment firm, where he served most recently as a Principal. Prior to that, Mr. Banker was with McKinsey & Company, a management consulting firm, from September 1996 to August 2004, where he served most recently as an Engagement Manager. Mr. Banker holds a B.S. in Economics from the Wharton School at the University of Pennsylvania and an M.B.A. from Harvard Business School.

Mr. Banker brings to the Board his perspective and experience as our former President and Chief Financial Officer.

Francis Davidson

Francis Davidson has served as our Chief Executive Officer and Chairperson of the Board since the closing of the Business Combination in January 2022. Mr. Davidson co-founded Legacy Sonder and previously served as its Chief Executive Officer and Chairperson since January 2014. Mr. Davidson attended McGill University where he studied Philosophy and Economics. In the summer of 2012, after his first year at McGill University, Mr. Davidson sublet his college apartment to vacationers in Montreal. Over the next two years, he went on to manage the empty apartments of other students in many different cities, ultimately leaving McGill to pursue Sonder full-time with a vision to redefine hospitality by bringing exceptional stays everywhere.

Mr. Davidson brings to the Board his perspective and experience as our current Chief Executive Officer and as the Chief Executive Officer and a co-founder of Legacy Sonder.

Nabeel Hyatt

Nabeel Hyatt has served as one of Sonder’s directors since the closing of the Business Combination in January 2022 and previously served as one of Legacy Sonder’s directors since February 2016. Mr. Hyatt joined Spark Capital, a venture capital firm, in February 2012 and currently serves as a General Partner. He has served on the boards of several privately-held companies. From August 2010 to February 2012, Mr. Hyatt served as the General Manager of Zynga Inc., a social game developer. Prior to this, from March 2007 to August 2010, Mr. Hyatt served as the Chief Executive Officer of Conduit Labs, an early social gaming company he co-founded that was acquired by Zynga. Mr. Hyatt studied Computer Science at Purdue University and holds a B.A. in Design from the Maryland Institute College of Art.

Mr. Hyatt brings to the Board his operational experience in the technology industry and extensive knowledge of high-growth companies.

Prashant (Sean) Aggarwal

Prashant (Sean) Aggarwal has served as one of Sonder’s directors since October 2022. Mr. Aggarwal has served as the Chief Executive Officer of Soar Capital LLC, where he focuses on investment in early stage technology companies, since March 2012. From November 2011 to February 2015, Mr. Aggarwal served as Chief Financial Officer at Trulia, Inc., an online real estate company. From June 2008 to October 2011, Mr Aggarwal served as the VP of Finance at PayPal, Inc., an online payments company. From March 2003 to May 2008, Mr. Aggarwal worked at eBay Inc. in various finance roles including Vice President of Finance. Prior to Ebay Inc., Mr. Aggarwal served as Director of Finance at Amazon.com, Inc, an e-commerce company. Mr. Aggarwal started his career in investment banking with Merrill Lynch, Pierce, Fenner & Smith Incorporated, a financial services company. Mr Aggarwal currently serves as a member of the board of directors of Arlo Technologies, a home security company, and Lyft, Inc., a transportation company, where he also serves as board chair. In addition, in the past five years, he served on the board of directors of Yatra Online, Inc., an online travel company. Mr Aggarwal holds a Master of Management from Northwestern University, Kellogg School of Management.

Mr. Aggarwal brings to the Board his significant operational experience as an executive with technology companies, and his deep understanding of finance, financial reporting, strategy, operations and risk management.

Executive Officers

The following table sets forth certain information concerning our executive officers as of March 17, 2023.

Name	Age	Position(s) with Sonder
Francis Davidson	30	Chief Executive Officer and Director (Chairperson of the Board)
Dominique Bourgault	51	Chief Financial Officer
Martin Picard	37	Chief Real Estate Officer
Philip Rothenberg	53	General Counsel and Secretary
Chris Berry	48	Senior Vice President and Chief Accounting Officer; Interim Principal Financial Officer

There are no arrangements or understandings between any executive officer and any other person pursuant to which the executive officer was or is to be selected as an officer of the Company.

Mr. Davidson’s biography can be found with the biographies of the other members of the Board beginning on page 6 of this Amendment No. 1. Biographies for our other executive officers, including our other named executive officers, are below.

Dominique Bourgault

Dominique Bourgault has served as Sonder’s Chief Financial Officer since March 2023. Mr. Bourgault joined the Company from Blue Nile, Inc. (“Blue Nile”), a pioneer retailer in online diamonds and fine jewelry, where he served as the Chief Financial Officer from March 2020 to October 2022. Before Blue Nile, Mr. Bourgault was at Expedia Group, Inc. (“Expedia”). He joined Expedia in October 2002 and served in a variety of finance roles of increasing responsibility, including serving as Chief Financial Officer Expedia, Portfolio, and Retail from November 2019 to March 2020, Interim Head of Division, Brand Expedia from July 2019 to October 2019, Chief Financial Officer, Brand Expedia Group, from September 2016 to October 2019, Senior Vice President of Corporate Finance from January 2012 to September 2016, interim CFO of Hotels.com LP from October 2014 to August 2015, Vice President of Finance, Partner Services Group from June 2010 to January 2012, Senior Director, Financial Planning and Analysis Expedia Worldwide from February 2009 to July 2010, and held various financial planning and analysis leadership roles from 2002 until 2010. Mr. Bourgault holds a Bachelor of Business Administration from HEC Montréal and is a Canadian Chartered Professional Accountant.

Martin Picard

Martin Picard is one of Sonder’s founders and has served as its Chief Real Estate Officer since August 2022. Prior to this, Mr. Picard served as Sonder’s Global Head of Real Estate since the closing of the Business Combination in January 2022, and as Legacy Sonder’s Global Head of Real Estate since February 2019. He previously served as Legacy Sonder’s Vice President of Finance from May 2015 to February 2019. From September 2013 to March 2015, Mr. Picard was the Chief Executive Officer of Adzura Inc., an online advertising marketplace that he co-founded. Mr. Picard holds a Bachelor of Commerce in Accounting from Concordia University.

Philip Rothenberg

Philip Rothenberg has served as Sonder’s General Counsel and Secretary since the closing of the Business Combination in January 2022, and prior to this, served as Legacy Sonder’s General Counsel and Secretary since November 2018. Prior to joining Sonder, from May 2011 to November 2018, Mr. Rothenberg served in a variety of legal positions at Tesla, Inc., an electric vehicle and clean energy company, including most recently as Vice President, Legal. From August 2007 to April 2011, Mr. Rothenberg served as an Attorney Advisor for the U.S. Securities and Exchange Commission in the Division of Corporation Finance. Mr. Rothenberg holds a B.A. in Economics and Foreign Affairs from the University of Virginia, a Masters in International Business Studies from the University of South Carolina and a J.D. from Georgetown University Law Center.

Chris Berry

Chris Berry has served as Sonder’s Senior Vice President and Chief Accounting Officer since August 2022 and its Interim Principal Financial Officer since January 2023. Prior to joining Sonder, Mr. Berry served as Vice President, Corporate Controller, and Chief Accounting Officer of Alaska Air Group, Inc. (NYSE: ALK) from February 2017 to April 2022. Mr. Berry joined Alaska Air Group, Inc. in 2005 and served in various roles of increasing responsibility in SEC reporting, accounting operations, and investor relations, including Managing Director of Accounting, Corporate Controller and Principal Accounting Officer from February 2014 to February 2017, Managing Director, Investor Relations from October 2010 to February 2014, and Director, Financial Reporting and Accounting from March 2005 to October 2010. Mr. Berry holds a Bachelor of Business Administration from the University of Louisiana Monroe and a CPA license in Washington State.

Family Relationships

There are no family relationships between any director and any of our executive officers.

Legal Proceedings

There are no material legal proceedings in which any director, officer or affiliate of the Company, any owner of record or beneficially of more than 5% of any class of voting securities of the Company, or any associate of any such director, officer, affiliate, or security holder is a party adverse to the Company or any of its subsidiaries or has a material interest adverse to the Company or any of its subsidiaries.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our officers, directors and persons who beneficially own more than ten percent of our Common Stock to file reports of ownership and changes in ownership with the SEC. These reporting persons are also required to furnish us with copies of all Section 16(a) forms they file. To our knowledge, based solely upon a review of based solely on a review of such reports filed with the SEC and written representations that no other reports were required, during the fiscal year ended December 31, 2022, we believe that such forms and written representations that no other reports were required, during the fiscal year ended December 31, 2022, we believe that, for the year ended December 31, 2022, all required reports were timely filed, except that, due to administrative error:
•one Form 4 to report the annual grant of RSUs was filed late for each of Messrs. Hyatt and van Paasschen and Mses. Perez-Alvarado and Sears; and
•one Form 4 to report certain amendments of outstanding stock options pursuant to the terms of the one-time offer to reprice eligible options held by eligible employees was filed late for each of Messrs. Banker, Davidson, Picard, and Rothenberg.

Code of Business Conduct and Ethics

The Board has adopted a Code of Business Conduct and Ethics that applies to all employees and directors, including our principal executive officer, principal financial officer, principal accounting officer, other executive officers, and other senior financial personnel. A copy of our Code of Business Conduct and Ethics is available in the Investor Relations section of our website at investors.sonder.com under “Corporate Governance—Document & Charters—Governance Documents.” Information on or accessible through our website is not incorporated by reference in this Amendment No. 1. If we make any substantive amendment to a provision of our Code of Business Conduct and Ethics that applies to, or grant any waiver from a provision of our Code of Business Conduct and Ethics to, our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, we will promptly disclose the date and nature of the amendment or waiver (including the name of the person to whom the waiver was granted) on our website in the Investor Relations section of our website at investors.sonder.com under “Corporate Governance—Document & Charters—Governance Documents” in accordance with the requirements of Item 5.05 of Form 8-K.

Material Changes to Director Nomination Procedures

There have been no material changes to the procedures by which stockholders may recommend nominees to our board of directors since such procedures were last disclosed.

Audit Committee and Audit Committee Financial Expert

The Company has separately designated a standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended. The members of the Audit Committee are Mses. Sears (Chair) and Frymire and Mr. van Paasschen. The Board annually reviews the Nasdaq listing standards’ definition of independence for Audit Committee members and has determined that all members of the Audit Committee are “independent” and comply with all financial literacy requirements of Nasdaq. The Board has determined that Ms. Sears qualifies as an “audit committee financial expert,” as defined in applicable SEC rules. In making that determination, the Board relied on the past business experience of Ms. Sears, as described above under the heading “Board of Directors.”

Board Diversity

The Governance Committee identifies, reviews and makes recommendations of candidates to serve on our Board, and considers director qualifications that include, without limitation, diversity factors such as professional background, education, race, ethnicity, gender, age and geography, as well as other individual qualities and attributes that contribute to the total mix of viewpoints and experience represented on the Board.

Our directors represent a wide variety of skills and backgrounds. The below Board Diversity Matrix reports self-identified diversity statistics for the Board in the format required by Nasdaq’s rules.

Board Diversity Matrix (as of March 17, 2023)
Total Number of Directors	8
Part I: Gender Identity	Female	Male	Non-Binary	Did Not Disclose Gender
Directors	3	5	—	—
Part II: Demographic Background
African American or Black	—	—	—	—
Alaskan Native or Native American	—	—	—	—
Asian	—	2	—	—
Hispanic or Latinx	1	—	—	—
Native Hawaiian or Pacific Islander	—	—	—	—
White	2	3	—	—
Two or more races or ethnicities	—	—	—	—
LGBTQ+	—
Did not disclose demographic background	—

Director Compensation

Our directors play a critical role in guiding our strategic direction and overseeing the management of Sonder. The many responsibilities and risks and the substantial time commitment of being a director require that we provide adequate compensation commensurate with our directors’ workload and opportunity costs.

The Board adopted a compensation policy that governs the cash and equity compensation for our non-employee directors, which became effective on the closing of the Business Combination (the “Outside Director Compensation Policy”). The Outside Director Compensation Policy was developed with input from an independent compensation consultant regarding practices and compensation levels at comparable companies. It is designed to attract, retain, and reward non-employee directors. Under the Outside Director Compensation Policy, each of our non-employee directors receives the cash and equity compensation for services described below. We will also continue to reimburse our non-employee directors for reasonable, customary, and documented travel expenses to Board or committee meetings.

The Outside Director Compensation Policy includes a maximum annual limit of $750,000 of cash retainers or fees and equity awards that may be paid, issued, or granted to a non-employee director in any fiscal year, increased to $1,000,000 in an individual’s first year of service as a non-employee director. For purposes of this limitation, the value of equity awards is based on the grant date fair value (determined in accordance with GAAP). Any cash compensation paid or equity awards granted to a person for their services as an employee, or for their services as a consultant (other than as a non-employee director), does not count for purposes of the limitation. The maximum limit does not reflect the intended size of any potential compensation or equity awards to our non-employee directors.

Cash Compensation

Our non-employee directors are entitled to receive the following cash compensation for their services under the Outside Director Compensation Policy:
•$35,000 per year for service as a board member;
•$15,000 per year for service as a lead independent director;
•$20,000 per year for service as chair of the Audit Committee;
•$10,000 per year for service as a member of the Audit Committee;
•$12,000 per year for service as chair of the Compensation Committee;
•$6,000 per year for service as a member of the Compensation Committee;
•$8,000 per year for service as chair of the Governance Committee; and
•$4,000 per year for service as a member of the Governance Committee.

Under the Outside Director Compensation Policy, each non-employee director who serves as the chair of a committee is entitled to receive only the additional annual cash fee as the chair of the committee, and not the annual fee as a member of the committee, provided that each non-employee director who serves as the lead independent director is entitled to receive the annual fee for service as a board member and an additional annual fee as the lead independent director. All cash payments to non-employee directors are paid by us quarterly in arrears on a pro-rated basis.

Equity Compensation

Initial Award

Each person who first becomes a non-employee director after the effective date of the Outside Director Compensation Policy will receive, on the first trading date on or after the date on which the person first becomes a non-employee director (the “Initial Start Date”), an initial award of restricted stock units (the “Initial Award”) covering a number of shares of our common stock having a grant date fair value (determined in accordance with GAAP) equal to $320,000; provided that any resulting fraction will be rounded down to the nearest whole share. The Initial Award will vest as follows: one-third of the shares subject to the Initial Award will be scheduled to vest each year following the Initial Start Date on the same day of the month as the Initial Start Date (or, if there is no corresponding day in a particular month, then the last day of that month), in each case subject to the non-employee director continuing to be a non-employee director through the applicable vesting date. If the person was a member of the Board and also an employee, becoming a non-employee director due to termination of employment will not entitle them to an Initial Award.

Annual Award

Each non-employee director, other than the excluded directors, automatically will receive, on the date of each annual meeting of our stockholders following the effective date of the policy, an annual award of restricted stock units (“Annual Award”) covering a number of shares of our common stock having a grant date fair value (determined in accordance with GAAP) of $160,000; provided that the first annual award granted to an individual who first becomes a non-employee director following the effective date of the Outside Director Compensation Policy will have a grant date fair value equal to the product of (A) $160,000 multiplied by (B) a fraction, (i) the numerator of which is equal to the number of fully completed days between the non-employee director’s initial start date and the date of the first annual meeting of our stockholders to occur after such individual first becomes a non-employee director, and (ii) the denominator of which is 365; and provided further that any resulting fraction will be rounded down to the nearest whole share. Each Annual Award will be scheduled to vest in full on the earlier of (i) the one-year anniversary of the grant date or (ii) the date of the next annual meeting of our stockholders following the grant date, in each case subject to the non-employee director continuing to be a non-employee director through the applicable vesting date.

In the event of a “change in control” (as defined in the 2021 Equity Incentive Plan), each non-employee director will fully vest in their outstanding company equity awards issued under the Outside Director Compensation Policy, including any Initial Award or Annual Award, immediately prior to the consummation of the change in control, provided that the non-employee director continues to be a non-employee director through such date.

2022 Director Compensation Table

The following table lists actual compensation paid to each of our non-employee directors for the year ended December 31, 2022.

Name	Fees Earned or Paid in Cash ($)(1)	Stock Awards ($)(2)(3)	Total ($)
Nabeel Hyatt	$42,880	$159,999	$202,879
Frits van Paasschen	$72,000	$159,999	$231,999
Janice Sears	$61,000	$159,999	$220,999
Gilda Perez-Alvarado	$39,000	$159,999	$198,999
Michelle Frymire(4)	$14,932	$320,000	$334,932
Prashant (Sean) Aggarwal(4)	$8,682	$320,000	$328,682
Manon Brouillette(5)	$—	$—	$—
_______________
(1)    Includes annual retainer and committee and chair fees (and, for Mr. van Paasschen, the lead independent director fee) paid to our non-employee directors under the Outside Director Compensation Policy. Director fees are generally paid quarterly in arrears. Accordingly, director fees earned in the fourth quarter of 2022 were paid in early 2023.
(2)    Amounts shown in this column represent the grant date fair value, calculated in accordance with FASB ASC Topic 718, of the following grants of time-based restricted stock units granted to Sonder’s non-employee directors under the Outside Director Compensation Policy: (i) for each director, other than Ms. Frymire and Mr. Aggarwal, an annual director grant of 87,431 restricted stock units on June 7, 2022; (ii) for Ms. Frymire, an initial director grant of 142,857 restricted stock units on September 12, 2022; and (iii) for Mr. Aggarwal, an initial director grant of 169,312 restricted stock units on October 24, 2022. For further information, see the section above titled “Director Compensation — Equity Compensation.” For a summary of the assumptions used in the valuation of these awards, please see Note 10. Equity Incentive Plans and Stock-Based Compensation to our audited consolidated financial statements included in our Annual Report on Form 10‑K for the fiscal year ended December 31, 2022, which was filed with the SEC on March 16, 2023.
(3)    Each current non-employee director had the following number of stock awards and/or options outstanding as of December 31, 2022:

Name	Unvested Restricted Stock Units	Outstanding Option Awards
Nabeel Hyatt	87,431	—
Frits van Paasschen	87,431	208,494
Janice Sears	110,928	—
Gilda Perez-Alvarado	112,103	—
Michelle Frymire	142,857	—
Prashant (Sean) Aggarwal	169,312	—
(4)    Ms. Frymire and Mr. Aggarwal joined the Board on September 12, 2022 and October 24, 2022, respectively.
(5)    Ms. Brouillette served on the Board through September 12, 2022.

Item 11. Executive Compensation

As a company operating in a highly competitive market at the intersection of the hospitality and technology industries, Sonder views its people as critical assets and key drivers of its success. Sonder’s compensation program is designed to attract, retain and motivate talented employees, who enable us to succeed in a rapidly evolving competitive environment and achieve Sonder’s mission of transforming the hospitality industry. Sonder expects its executive team to demonstrate strong leadership and management capabilities and to strengthen its culture, all of which are critical to Sonder’s success.

Sonder’s executive compensation program is oriented towards long-term retention and value creation objectives, and structured to ensure that a significant portion of an executive’s compensation opportunity is tied to performance and the delivery of stockholder value.

Sonder’s compensation philosophy strives to achieve the following objectives:
•Provide market-competitive compensation opportunities to hire, motivate, and retain high performing executives whose experience, skills and impact are critical to our success;
•Provide fixed cash compensation and long-term incentives that encourage appropriate levels of risk-taking by the executive team and align their interests with those of company stakeholders;
•Ensure that Sonder’s compensation program is equitable for similarly-situated executives to drive collaboration towards achievement of its long-term business goals; and
•For executives other than Sonder’s CEO, Sonder’s compensation program has two basic components: base salaries and initial and periodic grants of stock options with four-year vesting.

This section provides an overview of Sonder’s executive compensation programs, including a narrative description of the material factors necessary to understand the information disclosed in the summary compensation table below.

Summary Compensation Table

The following table sets forth information regarding the compensation awarded to, earned by or paid to our named executive officers for the fiscal years ended December 31, 2020, 2021, and 2022 except in the case of Mr. Picard, who was not a named executive officer for the fiscal years ended December 31, 2020 or 2021.

Name and Principal Position	Year	Salary(1)(2)	Bonus(3)	Stock Awards(4)	Option Awards(5)(6)(7)	All Other Compensation(8)	Total
Francis Davidson Chief Executive Officer	2022	$360,000	$—	$20,132,605	$1,119,110	$—	$21,611,715
	2021	$360,000	$—	$—	$2,969,640	$—	$3,329,640
	2020	$180,493	$—	$—	$—	$—	$180,493
Sanjay Banker President and Chief Financial Officer(9)	2022	$473,680	$—	$4,219,996	$1,694,930	$35,687	$6,424,292
	2021	$465,461	$—	$—	$45,825	$—	$511,286
	2020	$345,731	$108,219	$—	$2,513,500	$—	$2,967,450
Martin Picard Chief Real Estate Officer	2022	$359,534	$—	$2,109,992	$1,152,688	$—	$3,622,213
__________
(1)    The amounts in this column for 2020 reflect amounts actually paid to the executive officers in 2020, including COVID-19 related salary reductions in effect for all executive officers (other than Mr. Picard, who was not a named executive officer in 2020) from March 29, 2020 until September 27, 2020. During the period of the COVID-19 related salary reductions, (i) Mr. Davidson’s annual salary was reduced from $360,000 to $0 and (ii) Mr. Banker’s annual salary was reduced by 15% from $373,680 to $317,628.
(2)   The amounts in this column for Mr. Picard were converted into USD using the Bank of Canada annual CAD to USD 2022 exchange rate of US$1.00 = CAD $1.3013 or CAD $1.00 = US$0.7685.
(3)    Bonus amounts for each fiscal year reflect the discretionary bonus amounts earned by the executive officers in the applicable fiscal year. Mr. Banker’s discretionary bonus for fiscal year 2020 was paid in a lump sum in January 2021.
(4)    The amounts in this column represent the aggregate grant-date fair value of performance stock awards granted to each named executive officer in 2022 under the Management Equity Incentive Plan, computed in accordance with the Financial Accounting Standards Board’s (FASB) Accounting Standards Codification (ASC) Topic 718 (“FASB ASC Topic 718”). For Mr. Davidson, the amounts in this column also represent $509,609 in incremental fair value attributable to the modification of Mr. Davidson’s equity awards in December 2022. For more information relating to the one-time repricing of eligible stock option awards, see the section entitled “Repricing or Material Modification of Outstanding Equity Awards - Modification to CEO Performance Restricted Stock Award,” below.
(5)    The amounts in this column represent the aggregate grant-date fair value of awards granted to each named executive officer in 2020, 2021 and 2022 (other than Mr. Picard, who was not a named executive officer in 2020 or 2021), computed in accordance with FASB ASC Topic 718. Please see Note 10. Equity Incentive Plans and Stock-Based Compensation to Sonder’s audited consolidated financial statements for the year ended December 31, 2022 filed with the SEC on March 16, 2023 for a discussion of the assumptions made by Sonder in determining the grant-date fair value of Sonder’s equity awards. For fiscal year 2022, the amounts in this column also represent the incremental fair value, computed as of the repricing date in accordance with FASB ASC Topic 718, with respect to the one-time repricing of eligible stock option awards pursuant to the Company’s tender offer on Schedule TO, which closed in December 2022. The incremental fair value, computed as of the repricing date in accordance with FASB ASC Topic 718, for the repriced options held by Messrs. Davidson, Banker, and Picard, totaled $157,621, $408,648, and $376,765, respectively. For more information relating to the one-time repricing of eligible stock option awards, see the section entitled “Repricing or Material Modification of Outstanding Equity Awards - Repricing of Eligible Outstanding Option Awards,” below.
(6)    The amounts in this column for Mr. Davidson in fiscal year 2022 reflect $961,489 in incremental fair value attributable to the modification of Mr. Davidson’s equity awards in December 2022. For more information relating to the modification of Mr. Davidson’s equity awards, see the section entitled “Repricing or Material Modification of Outstanding Equity Awards - Modification to CEO Performance Stock Option Award,” below.
(7) The amounts in this column for Mr. Banker in fiscal year 2022 includes $1,286,282 as a result of the accelerated vesting of all outstanding options held by Mr. Banker at the time of Mr. Banker’s resignation as our President and Chief Financial Officer on December 31, 2022. For more information relating to the treatment of Mr. Banker’s equity awards at the time of his resignation, see the section entitled “Named Executive Officer Employment Arrangements - Sanjay Banker,” below.

(8) Consists of amount paid to Mr. Banker for COBRA premiums for continued health benefits following his resignation from his role as the Company’s President and Chief Financial Officer on December 31, 2022 (which includes $14,553 in tax gross-ups).
(9)    As announced by the Company in its Current Report on Form 8-K filed with the SEC on October 17, 2022, Mr. Banker’s last day as the Company’s President and Chief Financial Officer was December 31, 2022.

Outstanding Equity Awards at Fiscal Year-End
The following table sets forth information regarding outstanding equity awards held by our named executive officers as of December 31, 2022, after the application of adjustments to reflect the impact of the Business Combination (where applicable).

	Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable (#)(1)	Number of Securities Underlying Unexercised Options Unexercisable (#)		Option Exercise Price ($)		Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)(2)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested(3)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)(2)
Francis Davidson	—	4,728,634	(4)	$1.74	(5)	2/19/2031	1,873,563	(6)	$2,323,218	—	—
										9,299,998	$11,531,998
Sanjay Banker	2,087,420	—	(7)	1.39	(8)	1/28/2029	—		—	—	—
	2,009	—	(9)	1.74	(5)	6/18/2030	—		—	—	—
	1,544,399	—	(10)	1.74	(5)	11/5/2030	—		—	—	—
	11,582	—	(11)	1.74	(5)	11/11/2031	—		—	—	—
Martin Picard	25,740	—	(12)	0.67	(8)	8/3/2027	—		—	999,996	$1,239,995
	28,313	—	(13)	0.67	(8)	11/9/2027	—		—	—	—
	165,095	—	(14)	1.39	(8)	1/28/2029	—		—	—	—
	243,242	—	(15)	1.39	(8)	1/28/2029	—		—	—	—
	154	—	(16)	1.39	(8)	1/28/2029	—		—	—	—
	1,544	—	(17)	1.39	(8)	1/28/2029	—		—	—	—
	63	14	(18)	2.85	(8)	11/15/2029	—		—	—	—
	—	177,605	(19)	1.74	(5)	2/7/2030	—		—	—	—
	—	1,376	(20)	1.74	(5)	2/7/2030	—		—	—	—
	—	1,487	(21)	1.74	(5)	6/18/2030	—		—	—	—
	—	61,776	(22)	1.74	(5)	11/5/2030	—		—	—	—
	—	243,391	(23)	1.74	(5)	2/19/2031	—		—	—	—
	—	23,166	(24)	1.74	(5)	11/11/2031	—		—	—	—
	—	1,048,544	(25)	1.74	(5)	8/16/2023	—		—	—	—
(1)   All stock options granted prior to 2020 were granted pursuant to the Sonder Canada Inc. Stock Option Plan. All stock options granted in 2020 and 2021 were granted pursuant to the 2019 Plan. All stock options granted in 2022 were granted pursuant to the 2021 Plan.
(2)  The amounts in this column represent the aggregate grant-date fair value of awards granted to each named executive officer, computed in accordance with FASB’s ASC Topic 718. For a summary of the assumptions used in the valuation of these awards, please see Note 10. Equity Incentive Plans and Stock-Based Compensation to our audited consolidated financial statements included in our Annual Report on Form 10‑K for the fiscal year ended December 31, 2022, which was filed with the SEC on March 16, 2023.
(3)    The amounts in this column represent the performance-based restricted stock unit (“RSU”) awards granted on May 15, 2022 under the 2021 Management Equity Incentive Plan (the “MEIP”), which vest (i) 1/6th on the date on which the Common Share Price (as defined in the MEIP) is equal to or greater than $13.00 (Triggering Event I), (ii) 1/6th on the date on which the Common Share Price is equal to or greater than $15.50 (Triggering Event II), (iii) 1/6th on the date on which the Common Share Price is equal to or greater than $18.00 (Triggering Event III), (iv) 1/6th on the date on which the Common Share Price is equal to or greater than $20.50 (Triggering Event IV), (v) 1/6th on the date on which the Common Share Price is equal to or greater than $23.00 (Triggering Event V), and (vi) 1/6th on the date on which the Common Share Price is equal to or greater than $25.50 (Triggering Event VI), subject in each case to the executive officer’s continued employment through the applicable vesting date. The performance period for the RSUs expires on July 17, 2027.
(4)   Represents an option to purchase stock granted on February 19, 2021 subject to performance-based vesting conditions with a strike price of $6.09, after the application of adjustments to reflect the impact of the Business Combination (the “Performance Stock Option”). Mr. Davidson elected to tender the Performance Stock Option for repricing pursuant to the Company’s one-time offer to reprice eligible stock options (the “Offer”), which expired on December 1, 2022 (the “Repricing Date”). On the Repricing Date, pursuant to the terms of the Offer, the Performance Stock Option (i) had its per share exercise price repriced to $1.74, the closing price of one share of the Company’s common stock on the Nasdaq Global Select Market on the Repricing Date, and (ii) received a modified vesting schedule where no shares subject to the Performance Stock Option would be eligible to vest until December 1, 2023, subject to Mr. Davidson’s continued service through such date. The original agreement governing the Performance Stock Option provides that, subject to Mr. Davidson remaining an employee through the applicable measurement date, the shares subject to the Performance Stock Option will vest in three equal tranches if the Company achieves certain stock price targets reflecting market capitalization goals prior to December 31, 2025, December 31, 2026, and December 31, 2027, respectively (each, a “Market Value Target”). The Company’s stock price, for purposes of measuring attainment of a Market Value Target, is the simple average of the closing price of a share of the Company’s common stock for any 30 consecutive calendar day period, provided that if the Company experiences a change in control, the Company’s stock price, for purposes of measuring attainment of the Market Value Targets, will be equal to the fair market value of the consideration per share of the Company’s common stock received by the stockholders of the Company in such change in control, valued as of the date of the change in control. If a Market Value Target is not achieved by the applicable deadline date, the shares subject to such target will be forfeited at no cost to the Company. The Market Value Targets may be equitably adjusted for any capitalization adjustments pursuant to the 2019 Plan. The original Market Value Targets required to be achieved by December 31, 2023, December 31, 2024 and December 31, 2025 were approximately $15.20, $21.10, and $24.05. On December 28, 2022, the Company’s Compensation Committee of the Board of Directors (the “Compensation Committee”) amended the agreement governing the Performance Stock Option and adjusted the dates for the Market Value Targets to be achieved, and the Market Value Targets required to be achieved, to December 31, 2025, December 31, 2026 and December 31, 2027, and to $4.53, $6.39 and $7.14, respectively.
(5)    Represents the closing price of one share of the Company’s common stock on the Nasdaq Global Select Market on the Repricing Date.
(6)       Represents 374,713 shares subject to a service-based vesting condition, and 1,498,851 shares subject to performance-based vesting conditions. These shares were issued upon the exercise of an option granted on November 15, 2019, which was fully exercised for 8,243,677 shares by Mr. Davidson on December 2, 2019 through the issuance of a promissory note to Sonder in the amount of $24.6 million. On January 14, 2022, prior to the closing of the Business Combination, Legacy Sonder repurchased 1,855,938 shares of Common Stock of Legacy Sonder held by Mr. Davidson (the equivalent of 2,725,630 shares of our Common Stock after adjusting for the impact of the Business Combination), and the proceeds of such sale were used to completely extinguish Mr. Davidson’s promissory note to the Company, which had a total principal and accrued interest amount of $25,704,735.34 as of the date of the transaction. 2,997,701 of the shares subject to the award vest in 72 equal monthly installments starting on October 1, 2017, generally subject to Mr. Davidson’s continued employment through each applicable vesting date. 5,245,976 shares subject to the award vest upon the achievement of performance-based vesting conditions: 2,248,275 shares vest upon a liquidity event, 1,498,850 shares vest upon a financing event, and 1,498,850 shares vest if Sonder achieves a market capitalization target of $5,000,000,000 on or prior to November 15, 2026, subject to Mr. Davidson remaining an employee through such vesting date. On December 28, 2022, the Compensation Committee amended this restricted stock award and adjusted the performance goal required to be achieved by November 15, 2026 from a market capitalization goal of $5 billion to a stock price target of $5.27. The Company’s stock price, for purposes of measuring attainment of the performance restricted stock target of $5.27 per share, is the simple average of the closing price of a share of the Company’s common stock for any 30 consecutive calendar day period, provided that if the Company experiences a change in control, the Company’s stock price, for purposes of measuring attainment of the Performance Restricted Stock target of $5.27 per share, will be equal to the fair market value of the consideration per share of the Company’s common stock received by the stockholders of the Company in such change in control, valued as of the date of the change in control. If the target is not achieved by November 15, 2026, this restricted stock award will fail to vest. The target may be equitably adjusted for any capitalization adjustments pursuant to the Legacy Sonder 2015 Equity Plan, as amended. The shares subject to the liquidity event vesting condition and financing event vesting condition vested in February 2021. This award is subject to certain acceleration benefits pursuant to the underlying option agreement as described below under “Potential Payments Upon Termination or Change of Control.”
(7)    Represents an option to purchase common stock granted on January 28, 2019, which vested 25% on January 28, 2020 and vests in equal monthly installments over a period of 36 months thereafter, generally subject to Mr. Banker’s continued employment through each applicable vesting date. As further described below, effective upon Mr. Banker’s resignation as Sonder’s President and Chief Financial Officer on December 31, 2022, the outstanding option fully accelerated and became immediately vested.
(8)    Represents the fair market value of a share of Legacy Sonder common stock on the date of the grant, as determined by the Legacy Board, as adjusted to reflect the impact of the Business Combination.
(9)  Represents an option to purchase common stock granted on June 18, 2020 with a strike price of $3.00, after the application of adjustments to reflect the impact of the Business Combination. Mr. Banker elected to tender this option for repricing pursuant to the Offer. On the Repricing Date, pursuant to the terms of the Offer, the option (i) had its per share exercise price repriced to $1.74, the closing price of one share of the Company’s common stock on the Nasdaq Global Select Market on the Repricing Date, and (ii) received a modified vesting schedule where no shares subject to the option would be eligible to vest until December 1, 2023, subject to Mr. Banker’s continued service through such date.. As further described below, effective upon Mr. Banker’s resignation as Sonder’s President and Chief Financial Officer on December 31, 2022, the outstanding option fully accelerated and became immediately vested.

(10)    Represents an option to purchase common stock granted on November 5, 2020, in connection with Mr. Banker’s appointment to President, with a strike price of $2.93, after the application of adjustments to reflect the impact of the Business Combination. Mr. Banker elected to tender this option for repricing pursuant to the Offer. On the Repricing Date, pursuant to the terms of the Offer, the option (i) had its per share exercise price repriced to $1.74, the closing price of one share of the Company’s common stock on the Nasdaq Global Select Market on the Repricing Date, and (ii) received a modified vesting schedule where no shares subject to the option would be eligible to vest until December 1, 2023, subject to Mr. Banker’s continued service through such date. As further described below, effective upon Mr. Banker’s resignation as Sonder’s President and Chief Financial Officer on December 31, 2022, the outstanding option fully accelerated and became immediately vested.
(11)    Represents an option to purchase common stock granted on November 11, 2021 with a strike price of $8.23, after the application of adjustments to reflect the impact of the Business Combination. Mr. Banker elected to tender this option for repricing pursuant to the Offer. On the Repricing Date, pursuant to the terms of the Offer, the option (i) had its per share exercise price repriced to $1.74, the closing price of one share of the Company’s common stock on the Nasdaq Global Select Market on the Repricing Date, and (ii) received a modified vesting schedule where no shares subject to the option would be eligible to vest until December 1, 2023, subject to Mr. Banker’s continued service through such date.. As further described below, effective upon Mr. Banker’s resignation as Sonder’s President and Chief Financial Officer on December 31, 2022, the outstanding option fully accelerated and became immediately vested.
(12) Represents an option to purchase common stock granted on August 3, 2017, after the application of adjustments to reflect the impact of the Business Combination. This option vested 1/48th monthly beginning on May 1, 2017 and is 100% vested.
(13)    Represents an option to purchase common stock granted on November 9, 2017, after the application of adjustments to reflect the impact of the Business Combination. This option vested 1/48th monthly beginning on August 1, 2017 and is 100% vested.
(14)    Represents an option to purchase common stock granted on January 28, 2019, after the application of adjustments to reflect the impact of the Business Combination. The option vested 25% on January 28, 2020, 1/48th on January 31, 2020, and thereafter vested 1/48th in equal monthly installments on the last day of the month. This option is 100% vested.
(15)    Represents an option to purchase common stock granted on January 28, 2019, after the application of adjustments to reflect the impact of the Business Combination. This option vested 1/48th monthly beginning on February 1, 2018 and is 100% vested.
(16)    Represents an option to purchase common stock granted on January 28, 2019, after the application of adjustments to reflect the impact of the Business Combination. This option vested 25% on December 14, 2019, 1/48th on December 31, 2019, and thereafter vested 1/48th in equal monthly installments on the last day of the month. This option is 100% vested.
(17)    Represents an option to purchase common stock granted on January 28, 2019, after the application of adjustments to reflect the impact of the Business Combination. This option vested 25% on March 27, 2018, 1/48th on March 31, 2018, and thereafter vested 1/48th in equal monthly installments on the last day of the month. This option is 100% vested.
(18)    Represents an option to purchase common stock granted on November 15, 2019, after the application of adjustments to reflect the impact of the Business Combination. This option vested 25% on August 13, 2020 and thereafter vests 1/48th in equal monthly installments.
(19)    Represents an option to purchase common stock granted on February 7, 2020 with a strike price of $2.85, after the application of adjustments to reflect the impact of the Business Combination. This option originally vested 1/48th monthly beginning on March 4, 2020. Mr. Picard elected to tender this option for repricing pursuant to the Offer. On the Repricing Date, pursuant to the terms of the Offer, the option (i) had its per share exercise price repriced to $1.74, the closing price of one share of the Company’s common stock on the Nasdaq Global Select Market on the Repricing Date, and (ii) received a modified vesting schedule where no shares subject to the option would be eligible to vest until December 1, 2023, subject to Mr. Picard’s continued service through such date.
(20)    Represents an option to purchase common stock granted on February 7, 2020 with a strike price of $2.85, after the application of adjustments to reflect the impact of the Business Combination. This option originally vested 25% on May 5, 2016, 1/48 on June 30, 2016, and thereafter vests 1/48th in equal monthly installments over a period of 36 months. Mr. Picard elected to tender this option for repricing pursuant to the Offer. On the Repricing Date, pursuant to the terms of the Offer, the option (i) had its per share exercise price repriced to $1.74, the closing price of one share of the Company’s common stock on the Nasdaq Global Select Market on the Repricing Date, and (ii) received a modified vesting schedule where no shares subject to the option would be eligible to vest until December 1, 2023, subject to Mr. Picard’s continued service through such date.
(21)    Represents an option to purchase common stock granted on June 18, 2020 with a strike price of $3.00, after the application of adjustments to reflect the impact of the Business Combination. This option was 100% vested on the grant date. Mr. Picard elected to tender this option for repricing pursuant to the Offer. On the Repricing Date, pursuant to the terms of the Offer, the option (i) had its per share exercise price repriced to $1.74, the closing price of one share of the Company’s common stock on the Nasdaq Global Select Market on the Repricing Date, and (ii) received a modified vesting schedule where no shares subject to the option would be eligible to vest until December 1, 2023, subject to Mr. Picard’s continued service through such date.
(22)    Represents an option to purchase common stock granted on November 5, 2020 with a strike price of $2.93, after the application of adjustments to reflect the impact of the Business Combination. This option was originally scheduled to vest 25% on November 5, 2021 and thereafter in equal monthly installments over a period of 36 months. Mr. Picard elected to tender this option for repricing pursuant to the Offer. On the Repricing Date, pursuant to the terms of the Offer, the option (i) had its per share exercise price repriced to $1.74, the closing price of one share of the Company’s common stock on the Nasdaq Global Select Market on the Repricing Date, and (ii) received a modified vesting schedule where no shares subject to the option would be eligible to vest until December 1, 2023, subject to Mr. Picard’s continued service through such date.

(23)    Represents an option to purchase common stock granted on February 19, 2021 with a strike price of $6.09, after the application of adjustments to reflect the impact of the Business Combination. This option was originally scheduled to vest 1/48th in equal monthly installments over a period of 48 months starting on March 1, 2021. Mr. Picard elected to tender this option for repricing pursuant to the Offer. On the Repricing Date, pursuant to the terms of the Offer, the option (i) had its per share exercise price repriced to $1.74, the closing price of one share of the Company’s common stock on the Nasdaq Global Select Market on the Repricing Date, and (ii) received a modified vesting schedule where no shares subject to the option would be eligible to vest until December 1, 2023, subject to Mr. Picard’s continued service through such date.
(24)    Represents an option to purchase common stock granted on November 11, 2021 with a strike price of $8.23, after the application of adjustments to reflect the impact of the Business Combination. This option was originally scheduled to vest 1/48th in equal monthly installments over a period of 48 months starting on October 1, 2021. Mr. Picard elected to tender this option for repricing pursuant to the Offer. On the Repricing Date, pursuant to the terms of the Offer, the option (i) had its per share exercise price repriced to $1.74, the closing price of one share of the Company’s common stock on the Nasdaq Global Select Market on the Repricing Date, and (ii) received a modified vesting schedule where no shares subject to the option would be eligible to vest until December 1, 2023, subject to Mr. Picard’s continued service through such date.
(25)    Represents an option to purchase common stock granted on August 16, 2022 with a strike price of $2.55. This option was originally scheduled to vest 1/48th in equal monthly installments over a period of 48 months starting on September 16, 2022. Mr. Picard elected to tender this option for repricing pursuant to the Offer. On the Repricing Date, pursuant to the terms of the Offer, the option (i) had its per share exercise price repriced to $1.74, the closing price of one share of the Company’s common stock on the Nasdaq Global Select Market on the Repricing Date, and (ii) received a modified vesting schedule where no shares subject to the option would be eligible to vest until December 1, 2023, subject to Mr. Picard’s continued service through such date.

Named Executive Officer Employment Arrangements

Sonder entered into employment agreements or confirmatory offer letters setting forth the terms and conditions of employment for each of Sonder’s named executive officers, as described below.

Francis Davidson

Legacy Sonder entered into a confirmatory offer letter with Mr. Davidson, its Chief Executive Officer, on September 14, 2021. Mr. Davidson’s offer letter provides for an annual base salary of $360,000 and eligibility to participate in Sonder’s employee benefit plans. As of the date of this Amendment No. 1, Mr. Davidson’s annual base salary is $360,000.

Sanjay Banker

Legacy Sonder entered into a confirmatory offer letter with Mr. Banker, its President and Chief Financial Officer, on September 14, 2021. Mr. Banker’s offer letter provides for an annual base salary of $473,680 and eligibility to participate in Sonder’s employee benefit plans. Pursuant to Mr. Baker’s confirmatory offer letter, any stock options granted to him by Sonder will be subject to a four year post-termination exercise period (provided that no option will be exercisable after its term/expiration date, and an option may be subject to earlier termination as required by the applicable equity plan under which it is granted).

Effective as of December 31, 2022 (the “Banker Separation Date”), Mr. Banker resigned from his role of President and Chief Financial Officer of the Company and all other positions held at the Company and its affiliates. Pursuant to the terms of a letter agreement dated October 15, 2022 (the “Banker Agreement”), (i) on the Banker Separation Date, the Company accelerated 100% of the then-unvested shares subject to Mr. Banker’s outstanding option awards, and (ii) beginning on January 1, 2023, Mr. Banker (a) agreed to provide services to the Company in fiscal year 2023 as a part-time employee in the role of Senior Advisor, and (b) was nominated to serve as a member of the Board as a Class III director, subject to the Company’s Outside Director Compensation Policy. Mr. Banker is entitled to exercise his vested options for a period of four (4) years from the Banker Separation Date, subject to any early cancellation of Mr. Banker’s options in connection with a change in control or similar transaction as defined in the relevant equity incentive plan. The Company also agreed to provide Mr. Banker and any qualifying family members a lump sum cash payment in a total amount equal to twelve (12) months of COBRA coverage. In addition to compensation under the Outside Director Compensation Policy, Mr. Banker will receive total compensation for his services as Senior Advisor in the amount of $473,680, to be paid in twelve equal monthly installments, subject to forfeiture by Mr. Banker under certain circumstances described in the Banker Agreement. The Banker Agreement also includes non-competition and confidentiality provisions and a release of claims by Mr. Banker.

Martin Picard

Legacy Sonder entered into an employment agreement with Mr. Picard, its Chief Real Estate Officer, which was effective on February 10, 2020. Mr. Picard’s offer letter provides for an annual base salary and eligibility to participate in Sonder’s employee benefit plans. Since August 16, 2022, Mr. Picard’s annual base salary has been CAD480,000.

Employee Benefit Plans

Our named executive officers are entitled to participate in our equity incentive plans and are eligible to participate in our 401(k) plan on the same terms as all other employees. We do not maintain any supplemental health or welfare plans for our named executive officers.

Pension Benefits

We do not maintain any defined benefit pension plans.

Nonqualified Deferred Compensation

We do not maintain any nonqualified deferred compensation plans.

Potential Payments Upon Termination or Change in Control

Francis Davidson

Mr. Davidson’s stock option agreement underlying his option granted in November 2019 to purchase 8,243,677 shares of Sonder common stock (after the application of adjustments to reflect the impact of the Business Combination) (the “Davidson 2019 Option Agreement”) provides that, (i) if Mr. Davidson’s employment is terminated outside of the one year period following a “liquidity event” (as defined in the Davidson 2019 Option Agreement) or an “initial public offering” (as defined in the Davidson 2019 Option Agreement) by Sonder or a related entity other than for “cause” (as defined in the Davidson 2019 Option Agreement), death or disability, or by Mr. Davidson for “good reason” (as defined in the Davidson 2019 Option Agreement), one sixth (1/6) of the 2,997,701 shares (after the application of adjustments to reflect the impact of the Business Combination) subject to time-based vesting under the Davidson 2019 Option Agreement (the “Davidson Time-Based Shares”), or such lesser number of Davidson Time-Based Shares as then remain outstanding and unvested, will fully vest, and (ii) if Mr. Davidson’s employment is terminated within the one year period following a liquidity event or an initial public offering by Sonder or a related entity other than for cause, death or disability, or by Mr. Davidson for good reason, 100% of then outstanding and unvested Davidson Time-Based Shares will fully vest.

Sonder Executive Officer Severance Plan

The Legacy Board approved Sonder’s Key Executive Change in Control and Severance Plan (the “Severance Plan”), effective as of October 7, 2021. Each of Sonder’s named executive officers participates in the Severance Plan, except for Mr. Banker who agreed in the Banker Agreement that the Company has no further obligation to provide any severance benefits to him under the Severance Plan.

Pursuant to the Severance Plan, if, within the three month period prior to or the 12 month period following a “change in control” (as defined in the Severance Plan) (such period, the “Change in Control Period”), Sonder terminates the employment of an executive other than for “cause,” death or disability, or the executive resigns for “good reason” (as such terms are defined in the Severance Plan), and within 60 days following such termination, the executive executes a waiver and release of claims in Sonder’s favor in a form specified by Sonder that becomes effective and irrevocable, the executive will be entitled to receive (i) a lump sum payment equal to, with respect to Mr. Davidson, 200%, and with respect to Mr. Picard, 100% of the executive’s then current annual base salary, (ii) a lump sum payment equal to, with respect to Mr. Davidson, 200%, and with respect to Mr. Picard, 100%, of the executive’s target annual bonus amount for the fiscal year of termination or, if no target annual cash bonus has been set for such year, then the target annual cash bonus amount, if any, the executive was entitled to receive for the immediately prior fiscal year (provided that such lump sum payment will not be made if Sonder does not maintain a bonus plan in the applicable year of termination), (iii) if the executive or any of the executive’s eligible dependent family members have qualifying health coverage, a lump sum payment equal to, with respect to Mr. Davidson, 24 months, and with respect to Mr. Picard, 12 months of the applicable monthly premiums to maintain group health insurance continuation benefits pursuant to COBRA, and (iv) vesting acceleration as to 100% of the then-unvested shares subject to each of the executive’s then outstanding equity awards (and in the case of awards with performance vesting, all performance goals and other vesting criteria will be deemed achieved at target levels of achievement), and any accelerated stock options may be exercised until the earlier of up to two years after the date of acceleration or the expiration date of the option.

Pursuant to the Severance Plan, if, outside of the Change in Control Period, Sonder terminates the employment of an executive other than for cause, death or disability, or the executive resigns for good reason, and within 60 days following such termination, the executive executes a waiver and release of claims in Sonder’s favor in a form specified by Sonder that becomes effective and irrevocable, the executive will be entitled to receive (i) a lump sum payment equal to, with respect to Mr. Davidson, 200%, and with respect to Mr. Picard, 100% of the executive’s then current annual base salary, (ii) a lump sum payment equal to, with respect to Mr. Davidson, 200%, and with respect to Mr. Picard, 100% of the executive’s target annual bonus amount for the fiscal year of termination or, if no target annual cash bonus has been set for such year, then the target annual cash bonus amount, if any, the executive was entitled to receive for the immediately prior fiscal year (provided that such lump sum payment will not be made if Sonder does not maintain a bonus plan in the applicable year of termination), and (iii) if the executive or any of the executive’s eligible dependent family members have qualifying health coverage, a lump sum payment equal to, with respect to Mr. Davidson, 24 months, and with respect to Mr. Picard, 12 months of the applicable monthly premiums to maintain group health insurance continuation benefits pursuant to COBRA, and (iv) the Compensation Committee or the Board will have the power, in its sole discretion, to accelerate and vest any or all of the executive’s then outstanding equity awards, and/or to extend the post-termination exercise period of any or all of the executive’s then-outstanding stock options.

The Severance Plan will be administered by the Compensation Committee of the Board. The administrator will reduce the severance benefits of any executive under the Severance Plan by any other statutory severance obligations or contractual severance benefits (including pursuant to any offer letter or employment agreement in effect between Sonder and the executive), obligations for pay in lieu of notice, and any other similar benefits payable to an executive by Sonder or the parent or subsidiary of Sonder employing the executive that are due in connection with the executive’s qualifying termination and that are in the same form as the severance benefits provided under the Severance Plan.

Pursuant to the Severance Plan, in the event any payment to an executive would be subject to the excise tax imposed by Section 4999 of the U.S. Tax Code (as a result of a payment being classified as a parachute payment under Section 280G of the U.S. Tax Code), except as otherwise expressly provided in an agreement between such executive and Sonder, the executive will receive such payment as would entitle the executive to receive the greatest after-tax benefit, even if it means that Sonder pays the executive a lower aggregate payment so as to minimize or eliminate the potential excise tax imposed by Section 4999 of the U.S. Tax Code.

Repricing or Material Modification of Outstanding Equity Awards

Repricing of Eligible Outstanding Option Awards

On December 1, 2022 (the “Repricing Date”), the Company closed its Offer to Reprice Eligible Stock Options, whether vested or unvested, with modified vesting terms such that all previously vested options became unvested on the Repricing Date. For senior leadership employees (including our named executive officers), the first vest date was modified to twelve (12) months from the Repricing Date. For other employees, the first vest date was modified to six (6) months from the Repricing Date. On the revised first vesting date, any options that were previously vested or would have become vested under the previous vesting schedule will vest in full, while the remaining unvested options will resume vesting under the original vesting schedule. As a result of the repricing, the exercise price for the following number of options held by our named executive officers was reduced to $1.74 per share, or the closing price of the Company’s common stock on the Repricing Date: (i) options covering 4,728,634 shares of common stock held by Mr. Davidson; (ii) options covering 1,557,990 shares of common stock held by Mr. Banker; and (iii) options covering 1,557,345 shares of common stock held by Mr. Picard.

Modification to CEO Performance Stock Option Award

On December 28, 2022, the Compensation Committee amended the performance-based vesting stock option to purchase 4,728,634 shares of the Company’s common stock (the “Performance Stock Option”) held by Mr. Davidson (such amendment, the “Option Amendment”).

The Performance Stock Option was originally granted to Mr. Davidson in February 2021 by Legacy Sonder, pursuant to the terms and conditions of the 2019 Plan and an option agreement between Mr. Davidson and Legacy Sonder (the “Performance Stock Option Agreement”). On January 18, 2022, in connection with the Business Combination, the Performance Stock Option was assumed by the Company and converted into an option to purchase shares of the Company’s common stock at an adjusted exercise price, but otherwise remained subject to the same terms and conditions as set forth in the 2019 Plan and the Performance Stock Option Agreement. Mr. Davidson elected to reprice the Performance Stock Option pursuant to the Company’s Offer to Reprice Eligible Stock Options. Accordingly, on the Repricing Date, the Performance Stock Option was amended to reduce its exercise price from $6.09 to $1.74 per share and to provide that no shares subject to the Performance Stock Option will be eligible to vest until December 1, 2023, subject to Mr. Davidson continuing to serve through such date, but otherwise remained subject to the same terms and conditions as set forth in the 2019 Plan and the Performance Stock Option Agreement.

The Performance Stock Option Agreement provides that, subject to Mr. Davidson remaining an employee through the applicable measurement date, the shares subject to the Performance Stock Option will vest in three equal tranches if the Company achieves certain stock price targets reflecting market capitalization goals prior to December 31, 2025, December 31, 2026, and December 31, 2027, respectively (each, a “Market Value Target”). The Company’s stock price, for purposes of measuring attainment of a Market Value Target, is the simple average of the closing price of a share of the Company’s common stock for any thirty (30) consecutive calendar day period, provided that if the Company experiences a change in control, the Company’s stock price, for purposes of measuring attainment of the Market Value Targets, will be equal to the fair market value of the consideration per share of the Company’s common stock received by the stockholders of the Company in such change in control, valued as of the date of the change in control. If a Market Value Target is not achieved by the applicable deadline date, the shares subject to such target will be forfeited at no cost to the Company. The Market Value Targets may be equitably adjusted for any capitalization adjustments pursuant to the 2019 Plan.

Prior to the Option Amendment, the Market Value Targets required to be achieved by December 31, 2023, December 31, 2024 and December 31, 2025 were approximately $15.20, $21.10, and $24.05. Pursuant to the Option Amendment, the Compensation Committee adjusted the dates for the Market Value Targets to be achieved, and the Market Value Targets required to be achieved, to December 31, 2025, December 31, 2026 and December 31, 2027, and to $4.53, $6.39 and $7.14, respectively.

Modification to CEO Performance Restricted Stock Award

Also on December 28, 2022, the Compensation Committee amended the 1,498,850 unvested shares of common stock subject to performance-based vesting (the “Performance Restricted Stock”) held by Mr. Davidson (such amendment, the “Restricted Stock Amendment”).

Mr. Davidson purchased the Performance Restricted Stock on December 2, 2019 pursuant to the “early exercise” of an option to purchase shares of Legacy Sonder granted to Mr. Davidson on November 15, 2019 pursuant to the terms and conditions of the Legacy Sonder Stock Option Plan and an equity award agreement between Mr. Davidson and Legacy Sonder (the “Performance Grant Agreement”).

The shares subject to the Performance Grant Agreement were divided into four separate vesting tranches: (i) a tranche subject to time-based vesting, (ii) a tranche subject to Legacy Sonder becoming publicly traded (the “IPO Shares”), (iii) a tranche subject to Legacy Sonder achieving certain capital-raising transactions (the “Financing Shares”), and (iv) a tranche subject to Legacy Sonder achieving a market valuation of $5 billion prior to November 15, 2026, consisting of the Performance Restricted Stock. On February 18, 2021, the Performance Grant Agreement was amended to fully accelerate the vesting of the IPO Shares and the Financing Shares, and to clarify that the Performance Restricted Stock shall be eligible to vest in connection with a special purpose acquisition company transaction and that otherwise achieves the performance goals applicable to the Performance Restricted Stock using an equivalent share price rather than market. On January 18, 2022, in connection with the Business Combination, the Performance Restricted Stock was assumed by the Company and converted into unvested shares of the Company’s common stock, but otherwise remained subject to the same terms and conditions as set forth in the Legacy Sonder 2015 Equity Plan, as amended and the Performance Grant Agreement.

Prior to the Restricted Stock Amendment, the estimated price per share of the Company’s common stock that would be required to meet the market capitalization goal of $5 billion by November 15, 2026 was approximately $18.05. Pursuant to the Restricted Stock Amendment, the Compensation Committee adjusted the performance goal required to be achieved by November 15, 2026 from a market capitalization goal of $5 billion to a stock price target of $5.27. The Company’s stock price, for purposes of measuring attainment of the Performance Restricted Stock target of $5.27 per share, is the simple average of the closing price of a share of the Company’s common stock for any thirty (30) consecutive calendar day period, provided that if the Company experiences a change in control, the Company’s stock price, for purposes of measuring attainment of the Performance Restricted Stock target of $5.27 per share, will be equal to the fair market value of the consideration per share of the Company’s common stock received by the stockholders of the Company in such change in control, valued as of the date of the change in control. If the target is not achieved by November 15, 2026, the Performance Restricted Stock will fail to vest. The target may be equitably adjusted for any capitalization adjustments pursuant to the Legacy Sonder Stock Option Plan.

Acceleration of Mr. Banker’s Option Awards

Pursuant to the terms of the Banker Agreement and in connection with Mr. Banker’s resignation as the Company’s President and Chief Financial Officer, the vesting of one hundred percent (100%) of Mr. Banker’s outstanding option awards were accelerated as of the Banker Termination Date.

Compensation Committee Interlocks and Insider Participation
During 2022, the members of the Compensation Committee of the Company’s Board of Directors (the “Compensation Committee”) were Janice Sears, Frits van Paasschen, and Prashant (Sean) Aggarwal. None of the members of the Compensation Committee have ever been an officer or employee of us or any of our subsidiaries. None of our current executive officers currently serve, or served during 2022, on the compensation committee or board of directors of any other entity that has one or more executive officers serving as a member of the Board or the Compensation Committee.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners and Management

The following tables set forth certain information known to us regarding beneficial ownership of our common stock as of March 1, 2023 by:
•    each person known by us to be the beneficial owner of more than 5% of any class of our voting securities;
•    each of our named executive officers;
•    each of our directors; and
•    all current executive officers and directors as a group.

Beneficial ownership is determined according to the rules of the SEC, which generally provide that a person has beneficial ownership of a security if they possess sole or shared voting or investment power over that security, including options and warrants that are currently exercisable or exercisable within 60 days of March 1, 2023. The number of restricted stock units in the footnotes that follow the table has been adjusted to reflect the impact of the Business Combination.

Percentage ownership of our voting securities is based on 219,282,247 shares of our Common Stock issued and outstanding as of March 1, 2023, and assumes that none of the up to 14,500,000 shares of Common Stock in potential Earn Out Shares will not be earned within 60 days of March 1, 2023 and are therefore excluded.

Unless otherwise indicated, we believe that all persons named in the table below have sole voting and investment power with respect to all of the shares beneficially owned by them. To our knowledge, no shares of Common Stock beneficially owned by any executive officer or director have been pledged as security. Unless otherwise indicated, the mailing address of each of the stockholders below is c/o Sonder Holdings Inc., 500 E 84th Ave., Suite A-10 Thornton, CO, 80229.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Common Stock
5% stockholders
Entities affiliated with Atreides(1)	20,252,480	9.2%
Entities affiliated with Fidelity(2)	16,075,136	7.3%
Entities affiliated with Spark Capital(3)	14,678,559	6.7%
Directors and named executive officers
Francis Davidson(4)	10,775,774	4.9%
Sanjay Banker(5)	3,645,410	1.7%
Martin Picard(6)	515,557	*
Nabeel Hyatt	—	*
Frits Dirk van Paasschen(7)	248,046	*
Janice Sears	11,749	*
Gilda Perez-Alvarado	12,336	*
Michelle Frymire	—	*
Prashant (Sean) Aggarwal	—	*
All directors and executive officers as a group (11 persons)	16,147,705	7.4%
________________
*    Represents less than 1% of Sonder’s outstanding common stock.
(1)    Beneficial ownership is based solely on information contained in the Schedule 13G filed by Atreides Management, LP, Atreides Management, LLC and Gavin Baker (as managing member to the GP with respect to the shares of Common Stock held by Atreides Foundation Master Fund LP and certain separately managed accounts managed by Atreides Management, LP) (collectively, the “Atreides Filers”) with the SEC on February 14, 2023. The Atreides Filers each have shared voting power and shared dispositive power with respect to 20,252,480 shares as of December 31, 2022. The shares are owned by Atreides Foundation Master Fund LP and certain separately managed accounts managed by Atreides Management, LP. Atreides Foundation Master Fund LP has the right to receive and/or the power to direct the receipt of dividends from, or the proceeds from the sale of, more than five percent of Sonder’s Common Stock.
The business address of the Atreides Filers is One International Place, Suite 4410, Boston, MA 02110.
(2)    Beneficial ownership is based solely on information contained in the Schedule 13G filed by FMR LLC and Abigail P. Johnson (as a director, the Chairman, and chief executive officer of FMR LLC) with the SEC on February 9, 2023. FMR LLC has sole voting power with respect to 16,073,896 shares and sole dispositive power with respect to 16,075,136 shares as of December 31, 2022. Abigail P. Johnson has sole voting power with respect to no shares and sole dispositive power with respect to 16,075,136 shares as of December 31, 2022. Members of the Johnson family, including Abigail P. Johnson, are the predominant owners, directly or through trusts, of Series B voting common shares of FMR LLC, representing 49% of the voting power of FMR LLC. The Johnson family group and all other Series B shareholders have entered into a shareholders’ voting agreement under which all Series B voting common shares will be voted in accordance with the majority vote of Series B voting common shares. Accordingly, through their ownership of voting common shares and the execution of the shareholders’ voting agreement, members of the Johnson family may be deemed, under the Investment Company Act of 1940 to form a controlling group with respect to FMR LLC.
The business address of the FMR LLC is 245 Summer Street, Boston, Massachusetts 02210.
(3)    Beneficial ownership is as of March 1, 2023, and is based in part on information contained in the Schedule 13G filed with the SEC on January 28, 2022 by Spark Capital IV, L.P. (“Spark IV”), Spark Capital Founders’ Fund IV, L.P. (“Spark IV FF” and together with Spark IV, the “Spark Entities”) and Spark Management Partners IV, LLC (“Spark IV GP”). Consists of (i) 143,810 shares of Common Stock held by Spark IV FF and (ii) 14,534,749 shares of Common Stock held by Spark IV. All such securities are held of record by Spark IV. Spark IV GP is the general partner of each of the Spark Entities and may be deemed to have voting, investment and dispositive power with respect to these securities. Paul Conway, Alex Finkelstein, Santo Politi and Bijan Sabet are the managing members of Spark IV GP and may be deemed to share voting, investment and dispositive power with respect to these securities. Nabeel Hyatt, a member of the Board, holds an interest in Spark IV GP but does not share voting, investment or dispositive power with respect to these securities. Mr. Hyatt disclaims beneficial ownership of the shares held by the Spark Entities except to the extent of his pecuniary interest therein.
The business address of the Spark Entities is 137 Newbury St., 8th Floor, Boston, Massachusetts 02116.
(4)    Consists of (a) 3,354,392 shares of Common Stock held beneficially by Mr. Davidson, of which (i) 1,498,850 shares are subject to a Company repurchase right that will terminate if Sonder achieves a stock price target of $5.27 on or prior to November 15, 2026 and (ii) 208,173 shares are subject to time-based vesting based on Mr. Davidson’s continued employment, and (b) 7,421,382 shares of Special Voting Common Stock.
(5)    Consists of 3,645,410 shares of Common Stock subject to outstanding options which are exercisable within 60 days of March 1, 2023.
(6)    Consists of (a) 51,400 shares of Common Stock held beneficially by Mr. Picard and (b) 464,157 shares of Common Stock subject to outstanding options which are exercisable within 60 days of March 1, 2023.
(7)    Consists of (a) 69,959 shares of Common Stock held directly by Mr. van Paasschen and (b) 178,087 shares of Common Stock subject to outstanding options which are exercisable within 60 days of March 1, 2023.

Securities Authorized for Issuance Under Equity Compensation Plans
In connection with the Business Combination, our stockholders approved the 2021 Management Equity Incentive Plan, the 2021 Equity Incentive Plan, and the 2021 Employee Stock Purchase Plan. We also assumed all outstanding awards under the Legacy Sonder 2019 Equity Incentive Plan (as amended from time to time) (the “Legacy 2019 Equity Incentive Plan”) and the Legacy Sonder Stock Option Plan dated February 25, 2015 (as amended and restated from time to time) (the “Legacy Stock Option Plan”), each of which had been previously approved by the stockholders of Legacy Sonder. Additionally, in January 2023, the Board adopted the 2023 Inducement Equity Incentive Plan (the “2023 Inducement Plan”) with a share reserve of five million (5,000,000) shares for new hires to join the Company as material inducements to their acceptance of employment with the Company in accordance with Nasdaq Listing Rule 5635(c)(4).
The following table sets forth information about the Company common stock that may be issued upon the exercise of stock options, warrants, and rights under all the Company’s equity compensation plans as of December 31, 2022.

	(a) Number of securities to be issued upon exercise of outstanding options, warrants, and rights	(b) Weighted-average exercise price of outstanding options(2)	(c) Number of securities remaining available for issuance under equity compensation plans (excluding securities reflected in column (a))(3)(4)
Equity compensation plans approved by stockholders(1)	60,430,798	$5.05	16,200,722
Equity compensation plans not approved by stockholders	—	$—	—
____________
(1)Includes 6,671,173 options outstanding under the Legacy Sonder Stock Option Plan, 2,628,714 options outstanding under the Legacy 2019 Equity Incentive Plan, and 39,070,933 options and unvested restricted stock units outstanding under the 2021 Equity Incentive Plan. This number also includes a maximum of 12,059,978 performance shares outstanding under the Company’s 2021 Management Equity Incentive Plan, which is the maximum number of shares issuable pursuant to performance share awards.
(2)Does not reflect unvested restricted stock units or performance share awards included in column (a) because these awards have no exercise price.
(3)Includes 8,887,778 shares available for future issuance as under the 2021 Equity Incentive Plan, 2,440,022 shares available for future issuance under the 2021 Management Equity Incentive Plan, and 4,872,922 shares available for future issuance under the 2021 Employee Stock Purchase Plan.
(4)The number of shares available for issuance under the 2021 Equity Incentive Plan increases automatically on the first day of each fiscal year of the Company beginning with the 2022 fiscal year and ending with the 2031 fiscal year, in an amount equal to the least of (i) 32,820,155 shares, (ii) 5% of the total number of Shares outstanding on the last day of the immediately preceding fiscal year, or (iii) such number of shares determined by the Board. The number of shares available for issuance under the 2021 Employee Stock Purchase Plan increases automatically on the first day of each fiscal year of the Company beginning with the 2022 fiscal year and ending with the 2041 fiscal year, in an amount equal to the least of (i) 6,564,031 shares, (ii) 1% of the outstanding shares on the last day of the immediately preceding fiscal year or (iii) such number of shares determined by the Board.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Director Independence

The Board has affirmatively determined that all of the director nominees and continuing directors, other than Messrs. Banker and Davidson due to their status as employees of the Company, have no relationship with the Company that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and that such individuals are independent directors within the meaning of the applicable Nasdaq listing standards and relevant securities and other laws, rules and regulations regarding the definition of “independent” (the “Independent Directors”). All members of the Audit Committee of the Board (the “Audit Committee”), the Governance Committee and the Compensation Committee of the Board (the “Compensation Committee”) are Independent Directors.

Certain Relationships and Related Party Transactions

Other than compensation and indemnification arrangements for our directors and executive officers, which are described elsewhere in this Amendment No. 1, the following is a description of each transaction since January 1, 2022 and each currently proposed transaction in which:
•    we have been or are to be a participant;
•    the amounts involved exceeded or exceeds $120,000; and
•    any of our directors, executive officers or holders of more than 5% of our outstanding capital stock, or any immediate family member of, or person sharing the household with, any of these individuals or entities, had or will have a direct or indirect material interest.

Registration Rights Agreement

At the closing of the Business Combination, pursuant to the Merger Agreement, the (i) Company, (ii) Gores Metropoulos Sponsor II, LLC (the “Sponsor”), HRM Holdings II, LLC and Randall Bort, Michael Cramer and Joseph Gatto, who were GMII independent directors prior to the closing of the Business Combination (collectively, the “Initial Stockholders”) and (iii) those Legacy Sonder stockholders who are a party to that certain Voting and Support Agreement, dated April 29, 2021 (collectively, “Legacy Sonder Supporting Stockholders” and, together with the Company and the Initial Stockholders, the “Registration Rights Holders”) entered into a Registration Rights Agreement (the “Registration Rights Agreement”), pursuant to which the Registration Rights Holders are entitled to certain registration rights with respect to (a) any (1) outstanding share of Common Stock or any warrants held by the Sponsor and issued at the date of closing of the Company’s initial public offering (“Private Placement Warrants”), (2) shares of Common Stock issued upon the conversion of the 9,897,715 shares of Class F Stock held by the members of Sponsor, and 25,000 shares of Class F Stock held by each of Randall Bort, Michael Cramer and Joseph Gatto (after the forfeiture of 1,277,285 shares of Class F Stock by the Sponsor prior to the completion of the Business Combination) (the “Founder Shares”) and upon exercise of the Private Placement Warrants, (3) shares of Common Stock issued as Earn Out Shares or issuable upon the conversion of any Earn Out Shares, in each case, held by the stockholders of Legacy Sonder prior to the Business Combination, (4) Common Stock issued or issuable upon conversion of the convertible promissory notes issued by Legacy Sonder to certain purchasers pursuant to the Note Purchase Agreement, dated March 12, 2021, as amended (the “Legacy Sonder Convertible Notes”) or upon exercise of the warrants issued pursuant to the Note Purchase Agreement, dated on or about March 12, 2021 between Legacy Sonder and the other parties thereto and (5) any other equity security of the Company issued or issuable with respect to any such share of Common Stock referred to in the foregoing clauses “(1)” through “(4)” by way of a stock dividend or stock split or in connection with a combination of shares, recapitalization, merger, consolidation or other reorganization or otherwise, in each case held by such Registration Rights Holder, subject to certain limitations set forth in the Registration Rights Agreement.

Pre-Business Combination Relationships and Related Party Transactions of GMII

Registration Rights

Holders of the Founder Shares, Private Placement Warrants and Public Warrants issued upon conversion of working capital loans, if any, have registration rights pursuant to a registration rights agreement. The holders of these securities are entitled to make up to three demands that the Company register under the Securities Act the Public Warrants and the Common Stock underlying the Public Warrants and the Founder Shares. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed by the Company subsequent to its completion of a business combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. However, the registration rights agreement provides that the Company will not permit any registration statement filed under the Securities Act to become effective until termination of the applicable lock-up period. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Related Party Notes

Prior to the completion of the Business Combination, GMII borrowed $1.5 million from the Sponsor to fund expenses of the Business Combination. The Company repaid this loan on the closing of the Business Combination.

Administrative Services Agreement

On January 19, 2021, GMII entered into an agreement to pay monthly recurring expenses to The Gores Group of $20,000 for office space, utilities and secretarial support. Services commenced on the date the Company securities were first listed on the Nasdaq and terminated upon the closing of the Business Combination.

Pre-Business Combination Relationships and Related Party Transactions of Legacy Sonder

Francis Davidson Promissory Note

On December 2, 2019, Legacy Sonder granted Mr. Davidson the ability to exercise an option award for an aggregate exercise price of $24.6 million with a full recourse promissory note (and security agreement) from Legacy Sonder, bearing interest at the rate of 2.00% per annum, compounding semiannually. As of September 30, 2021, December 31, 2020 and 2019, the aggregate borrowings outstanding under the note, including interest, were $25.6 million, $25.2 million and $24.7 million, respectively. The aggregate outstanding principal amount and interest under the loan was repaid in full prior to the consummation of the Business Combination.

2021 Convertible Promissory Notes

During March 2021, Legacy Sonder issued the Legacy Sonder Convertible Notes in an aggregate principal amount of $165 million to certain investors pursuant to the Note Purchase Agreement, dated March 12, 2021, for which Legacy Sonder received $165 million in exchange for Legacy Sonder’s agreement to issue the investors shares of its capital stock upon the occurrence of certain events described therein. The Legacy Sonder Convertible Notes automatically converted into shares of Legacy Sonder Common Stock immediately prior to the consummation of the Business Combination.

The following table summarizes the Legacy Sonder Convertible Notes issued by Legacy Sonder to holders of more than 5% of its capital stock.

Name of Stockholder(1)	Note Principal Amount ($)
Entities affiliated with Fidelity* (2)	$25,000,000
Westcap Sonder Convert Co-Invest 2021, LLC*	$10,750,000
__________________
*Together with its affiliated entities owned more than 5% of Legacy Sonder capital stock.
(1)Additional details regarding the stockholders included in this table and their equity holdings are provided under the section titled “Security Ownership of Certain Beneficial Owners and Management.”
(2)Entities affiliated with Fidelity, including Fidelity Mt. Vernon Street Trust: Fidelity Series Growth Company Fund, Fidelity Mt. Vernon Street Trust: Fidelity Growth Company Fund, Fidelity Growth Company Commingled Pool, Fidelity Mt. Vernon Street Trust: Fidelity Growth Company K6 Fund, Fidelity Securities Fund: Fidelity Blue Chip Growth Fund, Fidelity Blue Chip Growth Commingled Pool, Fidelity Securities Fund: Fidelity Flex Large Cap Growth Fund, Fidelity Securities Fund: Fidelity Blue Chip Growth K6 Fund, Fidelity Blue Chip Growth Institutional Trust and FIAM Target Date Blue Chip Growth Commingled Pool, collectively, beneficially owned more than five percent of Legacy Sonder’s outstanding shares.

Existing PIPE Investment

Certain investors (including entities affiliated with Fidelity (3,000,000 shares), which held more than 5% of Legacy Sonder’s capital stock) entered into subscription agreements with GMII, which were consummated substantially concurrently with the consummation of the Business Combination, pursuant to which such investors subscribed for shares of Class A Stock (which became Common Stock upon the effectiveness of the Restated Certificate).

New PIPE Investment

On October 27, 2021, the Company entered into subscription agreements with entities affiliated with Fidelity, which held more than 5% of Legacy Sonder’s capital stock, pursuant to which such entities affiliated with Fidelity have agreed to purchase an aggregate of 2,812,148 shares of Class A Stock (which became Common Stock upon the effectiveness of the Restated Certificate) at a price of $8.89 per share. The subscription agreements consummated substantially concurrently with the consummation of the Business Combination.

Employment Agreements

Legacy Sonder entered into employment agreements and offer letter agreements with certain of its executive officers. See the section titled “Executive Compensation—Named Executive Officer Employment Arrangements.”

Amended and Restated Investors’ Rights Agreement

Legacy Sonder was a party to the Amended and Restated Investors’ Rights Agreement, dated as of April 3, 2020, with certain holders of Legacy Sonder’s capital stock, including certain directors, officers and 5% holders of Legacy Sonder’s capital stock, which granted to such holders registration rights and information rights, among other things. This agreement terminated upon the consummation of the Business Combination.

Amended and Restated Right of First Refusal and Co-Sale Agreement

Legacy Sonder was a party to the Amended and Restated Right of First Refusal and Co-Sale Agreement, dated as of April 3, 2020, with certain holders of Legacy Sonder’s capital stock including certain directors, officers and 5% holders of Legacy Sonder’s capital stock, which granted Legacy Sonder and certain stockholders the right to purchase shares of Legacy Sonder capital stock which certain stockholders propose to sell to other parties. This agreement terminated upon the consummation of the Business Combination.

Amended and Restated Voting Agreement

Legacy Sonder was a party to the Amended and Restated Voting Agreement, dated as of April 3, 2020, with certain holders of Legacy Sonder’s capital stock including certain directors, officers and 5% holders of Legacy Sonder’s capital stock, where such stockholders agreed to vote their shares of Legacy Sonder capital stock on certain matters, including with respect to the election of directors. This agreement terminated upon the consummation of the Business Combination.

Earn Out Shares

In addition to the consideration paid at the closing of the Business Combination, holders of Legacy Sonder’s Common Stock, Series AA Common Exchangeable Preferred Shares of Sonder Canada Inc. and warrants of Legacy Sonder immediately prior to the effective time of the Business Combination (which holders include certain directors, officers and 5% holders of the Company’s capital stock) may receive their pro rata share of up to an aggregate of 14,500,000 additional shares of Common Stock (the “Earn Out Shares”) as consideration as a result of the Common Stock achieving certain benchmark share prices as contemplated by the Agreement and Plan of Merger, dated April 29, 2021, as amended on October 27, 2021, by and among the Company, Sunshine Merger Sub I, Inc., Sunshine Merger Sub II, LLC and Legacy Sonder (the “Merger Agreement”) (each achievement of such a benchmark, a “Triggering Event”). If no Triggering Event occurs within the period specified in the Merger Agreement, the Company will not be required to issue the Earn Out Shares.

Director and Officer Indemnification

Legacy Sonder’s charter and bylaws provided for indemnification and advancement of expenses for its directors and officers to the fullest extent permitted by the General Corporation Law of the State of Delaware, subject to certain limited exceptions. Legacy Sonder entered into indemnification agreements with each of its directors. As a result of the Business Combination, these agreements were replaced with new indemnification agreements for each post-Business Combination director and officer of the Company.

Review, Approval, and Ratification of Transactions with Related Parties

The Board has adopted a written related person transactions policy that sets forth the Company’s policies and procedures regarding the identification, review, consideration and oversight of “related person transactions” (the “Related Person Transaction Policy”). For purposes of the Related Person Transaction Policy, a “related person transaction” is a transaction, arrangement or relationship (or any series of similar transactions, arrangements or relationships) or any proposed transaction, arrangement or relationship, in which the Company is a participant and in which any “related person” has, had or will have a direct or indirect material interest (as contemplated by Item 404(a) of Regulation S-K under the Exchange Act) and the aggregate amount involved exceeds One Hundred Twenty Thousand U.S. Dollars ($120,000).

Transactions involving compensation for services provided to the Company as an employee, consultant or director will not be considered related person transactions under this policy. For purposes of the Company’s policy, a related person is (i) any person who is, or at any time since the beginning of the Company’s last fiscal year was, a director or executive officer of the Company; (ii) nominees for director of the Company; (iii) any person or entity known by the Company to be the beneficial owner of more than five percent (5%) of any class of the Company’s voting securities (each, a “5% Stockholder”); (iv) any immediate family member of any of the foregoing; or (v) affiliates of the Company (i.e., subsidiaries).

Under the Related Person Transaction Policy, each of the Company’s directors and executive officers (and, to the extent that they are otherwise employed by or affiliated with the Company, 5% Stockholders) will inform the Company’s General Counsel or their designee of any potential related person transactions of which they become aware. The Audit Committee will review (with management) on a periodic basis, and no less than quarterly, (i) any proposed related person transactions, or (ii) any related person transactions of which they have become aware and which have not previously been approved by the Audit Committee. The Audit Committee’s review will include, in each case, the terms, business purposes and proposed value of such transactions. After review, the Audit Committee will approve, ratify or disapprove such transactions. In certain limited situations the Chairperson of the Audit Committee may review and approve related person transactions if the aggregate amount involved in any such transaction, or series of related transactions, is expected to be less than Two Hundred Fifty Thousand U.S. Dollars ($250,000). Any such approval will be reported to the Audit Committee at its next regularly scheduled meeting.

To identify related person transactions in advance, the Company will rely on information supplied by the Company’s executive officers, directors and certain significant stockholders.

In considering related person transactions, the Audit Committee will take into account the following factors, to the extent relevant to the related person transaction:
•whether the related person transaction is fair to the Company and on terms no less favorable than terms generally available to an unaffiliated third party under the same or similar circumstances;
•the extent of the related person’s interest in the transaction;
•whether there are business reasons for the Company to enter into the related person transaction;
•whether the related person transaction would impair the independence of an outside director, including the ability of any director to serve on a committee of the Board; and
•whether the related person transaction would present an improper conflict of interest for any director or executive officer of the Company, taking into account the size of the transaction, the overall financial position of the director, executive officer or Related Person, the direct or indirect nature of the director’s, executive officer’s or related person’s interest in the transaction and the ongoing nature of any proposed relationship, and any other factors the Audit Committee deems relevant.

The Related Person Transaction Policy grants standing pre-approval of certain transactions, including (1) certain compensation arrangements for our directors or executive officers, (2) transactions with another company at which a related person’s only relationship is as a non-executive employee, director or beneficial owner of less than 10% of that company’s shares, provided that the aggregate amount involved does not exceed the greater of $1,000,000 or 2% of such company’s total annual revenues and the transaction is on terms no less favorable than terms generally available to unaffiliated third parties under the same or similar circumstances, (3) charitable contributions by us to a charitable organization, foundation or university at which a related person’s only relationship is as a non-executive employee or director, provided that the aggregate amount involved does not exceed the greater of $1,000,000 or 2% of such organization’s total annual receipts, (4) transactions where a related person’s interest arises solely from the ownership of our common stock and all holders of our common stock received the same benefit on a pro rata basis and (5) any indemnification or advancement of expenses made pursuant to our organizational documents or any agreement. In addition to our Related Person Transaction Policy, our Audit Committee’s charter provides that our Audit Committee shall review and approve or disapprove any related person transactions.

All of the transactions described above were entered into prior to the adoption of the Related Person Transactions Policy.

Item 14. Principal Accounting Fees and Services

Independent Registered Public Accounting Firm Fee Information

The fees in the table below for the year ended December 31, 2022 were paid to Deloitte & Touche LLP (PCAOB ID No. 34, San Francisco, CA), the Company’s independent registered public accounting firm.

Year Ended
December 31, 2022
Audit fees(1)	$2,924,750
Audit-Related Fees(2)	263,600
Tax Fees	—
All Other Fees(3)	1,895
Total	$3,190,245
__________________
(1)Audit fees include fees associated with the annual audit of our company and our subsidiaries and the effectiveness of internal control over financial reporting, the review of our Quarterly Reports on Form 10-Q and Annual Report on Form 10-K, and statutory audits required internationally.
(2)Audit-related fees consist of fees for professional services rendered in connection with the submission of our Current Report on Form 8-K/A and Registration Statements on Form S-3 and Form S-8.
(3)All Other Fees include fees associated with products and services (online research tools) provided by Deloitte.

The fees in the table below for the year ended December 31, 2021 were paid to WithumSmith+Brown PC, our previous independent registered public accounting firm.

Year Ended
December 31, 2021
Audit fees	$55,000
Total	$55,000

The fees in the table below for the year ended December 31, 2021 were paid to KPMG LLP, the independent registered public accounting firm of Gores Metropoulos II, Inc.

Year Ended
December 31, 2021
Audit fees	$409,500
All other fees	$780,000
Total	$1,189,500
Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accounting Firm

Our Audit Committee has established a policy governing our use of the services of our independent registered public accounting firm. Under this policy, our Audit Committee is required to pre-approve all services performed by our independent registered public accounting firm in order to ensure that the provision of such services does not impair the such accounting firm’s independence.

Following the closing of the Business Combination, all of the services listed in the tables above provided by Withum and Deloitte were approved by our Board.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

The following documents are filed as part of this Amendment:
1.Financial Statements: No financial statements are filed with this Amendment.
2.Financial Statement Schedules: No financial statement schedules are filed with this Amendment.
3.The exhibits listed below are filed as part of this Amendment or are incorporated herein by reference, in each case as indicated below.
EXHIBIT INDEX

		Incorporated by Reference
Exhibit No.	Exhibit	Form	File No.	Exhibit No.	Filing Date	Filed or Furnished Herewith

2.1	Agreement and Plan of Merger, dated as of April 29, 2021, by and among Gores Metropoulos II, Inc., Sunshine Merger Sub I, Inc., Sunshine Merger Sub II, LLC, and Sonder Holdings Inc.	8-K	001-39907	2.1	April 30, 2021

2.2	Amendment No. 1, dated as of October 27, 2021, by and among Gores Metropoulos II, Inc., Sunshine Merger Sub I, Inc., Sunshine Merger Sub II, LLC, and Sonder Holdings Inc.	8-K	001-39907	2.1	October 28, 2021

3.1	Amended and Restated Certificate of Incorporation of Sonder Holdings Inc.	8-K	001-39907	3.1	January 24, 2022

3.2	Amended and Restated Bylaws of Sonder Holdings Inc.	8-K	001-39907	3.1	November 30, 2022

4.1	Specimen Stock Certificate of the Company	8-K	001-39907	4.1	January 24, 2022

4.2	Specimen Warrant Certificate of the Company	S-1	333-251663	4.3	December 23, 2020

4.3	Warrant Agreement, dated as of January 22, 2021, by and among Gores Metropoulos II, Inc., Computershare Inc., and Computershare Trust Company, N.A., as warrant agent	8-K	001-39907	4.1	January 25, 2021

4.4	Form of Warrant Agreement by and among Sonder Holdings Inc., Computershare Inc., and Computershare Trust Company, N.A., dated January 19, 2022	S-1	333-262438	4.4	January 31, 2022

4.5	Description of Securities	10-K	001-39907	4.5	March 28, 2022

10.1	Form of Existing Subscription Agreement	8-K	001-39907	10.1	April 30, 2021

10.2	Form of Amendment to Existing Subscription Agreement	8-K	001-39907	10.1	October 28, 2021

10.3	Form of New Subscription Agreement	8-K	001-39907	10.2	October 28, 2021

		Incorporated by Reference
Exhibit No.	Exhibit	Form	File No.	Exhibit No.	Filing Date	Filed or Furnished Herewith
10.4	Amended and Restated Registration Rights Agreement, by and among Sonder Holdings Inc. (f/k/a Gores Metropoulos II, Inc.), Gores Metropoulos Sponsor II, LLC, the Gores Holders and the Sonder Holders	8-K	001-39907	10.4	January 24, 2022

10.5	Share Surrender Agreement	8-K	001-39907	10.3	October 28, 2021

10.6#	Management Equity Incentive Plan	S-4	333-257726	10.4	July 7, 2021

10.7#	Form of Restricted Stock Unit Agreement under Management Equity Incentive Plan	8-K	001-39907	10.7	January 24, 2022

10.8#	2021 Equity Incentive Plan	S-4/A	333-257726	10.8	December 13, 2021

10.9#	Form of Option Agreement under 2021 Equity Incentive Plan	8-K	001-39907	10.9	January 24, 2022

10.10#	Form of Restricted Stock Unit Agreement under 2021 Equity Incentive Plan	8-K	001-39907	10.10	January 24, 2022

10.11#	Legacy Sonder 2019 Equity Incentive Plan	8-K	001-39907	10.11	January 24, 2022

10.12#	Form of Option Agreement under Legacy Sonder 2019 Equity Incentive Plan	8-K	001-39907	10.12	January 24, 2022

10.13#	Legacy Sonder Stock Option Plan	8-K	001-39907	10.13	January 24, 2022

10.14#	Sonder Holdings Inc. 2023 Inducement Equity Incentive Plan	8-K	001-39907	10.1	January 24, 2023

10.15#	Form of Option Award Agreement under 2023 Inducement Equity Incentive Plan	8-K	001-39907	10.2	January 24, 2023

10.16#	Form of Restricted Stock Unit Agreement under 2023 Inducement Equity Incentive Plan	8-K	001-39907	10.3	January 24, 2023

10.17#	Key Executive Change in Control and Severance Plan and related forms of agreement	S-4/A	333-257726	10.7	October 18, 2021

10.18#	2021 Employee Stock Purchase Plan	S-4/A	333-257726	10.9	November 26, 2021

10.19	Industrial Gross Lease for 101 15th Street, dated as of March 22, 2018, by and between Thomas F. Murphy and Martina Murphy as settlors and trustees of the Murphy Trust UDT dated October 3, 2003, and Sonder USA Inc.	S-4	333-257726	10.8	July 7, 2021

		Incorporated by Reference
Exhibit No.	Exhibit	Form	File No.	Exhibit No.	Filing Date	Filed or Furnished Herewith
10.20	First Amendment to Lease for 101 15th Street, dated as of December 3, 2019, by and between Thomas F. Murphy and Martina Murphy as settlors and trustees of the Murphy Trust UDT dated October 3, 2003, and Sonder USA Inc.	S-4	333-257726	10.9	July 7, 2021

10.21#	Offer Letter from Sonder Holdings Inc. to Sanjay Banker, dated September 14, 2021	S-4/A	333-257726	10.10	September 17, 2021

10.22#	Agreement between Sanjay Banker and Sonder USA Inc., dated October 15, 2022	8-K	001-39907	10.1	October 17, 2022

10.23#	Offer Letter from Sonder Holdings Inc. to Francis Davidson, dated September 14, 2021	S-4/A	333-257726	10.11	September 17, 2021

10.24#	Employment Agreement by and between Sonder USA Inc. and Philip Rothenberg, effective as of November 5, 2018.	8-K	001-39907	10.21	January 24, 2022

10.25#	Employment Agreement by and between Sonder USA Inc. and Martin Picard	8-K	001-39907	10.23	January 24, 2022

10.26	Form of Voting and Support Agreement, dated April 29, 2021, by and among Gores Metropoulos II, Inc., Sunshine Merger Sub I, Inc., Sunshine Merger Sub II, LLC, and the stockholder party thereto	S-4	333-257726	10.13	July 7, 2021

10.27	Outside Director Compensation Policy	8-K	001-39907	10.25	January 24, 2022

10.28	Note and Warrant Purchase Agreement, dated December 10, 2021, by and among Sonder Holdings Inc., BlackRock Financial Management, Inc. - Fixed Income Group, on behalf of funds and accounts under management and Senator Investment Group L.P.	S-4/A	333-257726	10.17	December 13, 2021

10.29	Omnibus Amendment, dated as of December 21, 2022, by and among Sonder Holdings Inc., Sonder Holdings LLC, Sonder USA Inc., Sonder Hospitality USA Inc., and Sonder USA, the guarantors party thereto, the investors listed on the signature pages thereto, and Alter Domus (US) LLC, as collateral agent	10-K	001-39907	10.29	March 16, 2023

		Incorporated by Reference
Exhibit No.	Exhibit	Form	File No.	Exhibit No.	Filing Date	Filed or Furnished Herewith
10.30	Loan and Security Agreement dated as of December 21, 2022, between Silicon Valley Bank and the Borrowers listed on Schedule I thereto	10-K	001-39907	10.30	March 16, 2023

10.31	Form of Indemnification Agreement	8-K	001-39907	10.28	January 24, 2022

21.1	Subsidiaries of the Registrant	10-K	001-39907	21.1	March 16, 2023

23.1	Consent of Deloitte & Touche LLP	10-K	001-39907	23.1	March 16, 2023

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	10-K	001-39907	31.1	March 16, 2023

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	10-K	001-39907	31.2	March 16, 2023

31.3	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.4	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	10-K	001-39907	32.1	March 16, 2023

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	10-K	001-39907	32.2	March 16, 2023

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

Incorporated by Reference
Exhibit No.	Exhibit	Form	File No.	Exhibit No.	Filing Date	Filed or Furnished Herewith

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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