Form 10-Q
period 2023-03-31
Sonder Holdings Inc.
filed 2023-05-10
CIK 1819395

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
FORM 10-Q
___________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
Yes ☐ No ☒
The registrant had 219,282,857 shares of common stock outstanding as of May 3, 2023.

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

Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:

•our focus on achieving positive Free Cash Flow without additional fundraising and to target “capital light” lease signings, whereby real estate owners fund the vast majority of our upfront capital expenditures in exchange for slightly higher rents, as part of our Cash Flow Positive Plan announced on June 9, 2022;
•    our financial, operating and growth forecasts and projections;
•    expectations for our business, revenue, expenses, operating results, and financial condition;
•    our ability to achieve or maintain profitability in the future;
•    trends in the travel and hospitality industries;
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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements
SONDER HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	March 31, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$217,968	$246,624
Restricted cash	28,436	42,562
Accounts receivable, net of allowance of $1,346 and $972 at March 31, 2023 and December 31, 2022, respectively	6,990	5,613
Prepaid expenses	5,128	8,066
Other current assets	12,708	10,065
Total current assets	271,230	312,930
Property and equipment, net	35,432	34,926
Operating lease right-of-use ("ROU") assets	1,201,007	1,209,486
Other non-current assets	13,791	16,270
Total assets	$1,521,460	$1,573,612

Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable	$14,093	$16,082
Accrued liabilities	18,230	20,131
Taxes payable	16,497	14,418
Deferred revenue	58,424	41,664
Current operating lease liabilities	172,422	158,346
Total current liabilities	279,666	250,641
Non-current operating lease liabilities	1,156,913	1,166,538
Long-term debt, net	179,665	172,950
Other non-current liabilities	2,043	3,430
Total liabilities	1,618,287	1,593,559

Commitments and contingencies (Note 10)

Stockholders’ deficit:
Common stock	21	21
Additional paid-in capital	959,789	947,601
Cumulative translation adjustment	10,348	12,985
Accumulated deficit	(1,066,985)	(980,554)
Total stockholders’ deficit	(96,827)	(19,947)
Total liabilities and stockholders’ deficit	$1,521,460	$1,573,612
See accompanying notes to unaudited condensed consolidated financial statements.

SONDER HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE (LOSS) INCOME
(In thousands, except per share information)
(Unaudited)

	Three months ended March 31,
	2023	2022
Revenue	$120,738	$80,466
Costs and operating expenses:
Cost of revenue (excluding depreciation and amortization)	92,033	73,896
Operations and support	56,157	48,267
General and administrative	32,745	36,981
Research and development	6,580	7,625
Sales and marketing	15,836	9,461
Restructuring and other charges	2,130	—
Total costs and operating expenses	205,481	176,230
Loss from operations	(84,743)	(95,764)

Interest expense, net	5,707	8,202
Change in fair value of SPAC Warrants	110	(14,895)
Change in fair value of Earn Out Liability	(1,498)	(73,177)
Change in fair value of share-settled redemption feature and gain on conversion of convertible notes	—	(29,512)
Other (income) expense, net	(2,712)	2,624
Total non-operating expense (income), net	1,607	(106,758)
(Loss) income before income taxes	(86,350)	10,994
Provision for income taxes	81	31
Net (loss) income	$(86,431)	$10,963
Less: Net income attributable to convertible and exchangeable preferred stockholders	—	1,406
Net (loss) income attributable to common stockholders	$(86,431)	$9,557

Basic net (loss) income per common share	$(0.39)	$0.05
Diluted net loss per common share	$(0.39)	$(0.18)

Other comprehensive (loss) income:
Net (loss) income	$(86,431)	$10,963
Change in foreign currency translation adjustment	(2,637)	1,999
Comprehensive (loss) income	$(89,068)	$12,962
See accompanying notes to unaudited condensed consolidated financial statements.

SONDER HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
Three months ended March 31, 2023 and 2022
(In thousands, except share information)
(Unaudited)

	Common Stock		Post-Combination Exchangeable Common Stock		Additional Paid-in Capital	Accumulated Translation Adjustment	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount
Balance at December 31, 2022	198,394,331	$21	20,389,216	$—	$947,601	$12,985	$(980,554)	$(19,947)
Exercise of common stock options	9,266	—	—	—	8	—	—	8
Vesting of restricted stock units	517,068	—	—	—	—	—	—	—
Conversion of exchangeable stock	930,512	—	(930,512)	—	—	—	—	—
Stock-based compensation	—	—	—	—	12,180	—	—	12,180
Components of comprehensive loss:
Net loss	—	—	—	—	—	—	(86,431)	(86,431)
Change in cumulative translation adjustment	—	—	—	—	—	(2,637)	—	(2,637)
Balance at March 31, 2023	199,851,177	$21	19,458,704	$—	$959,789	$10,348	$(1,066,985)	$(96,827)
See accompanying notes to unaudited condensed consolidated financial statements.

SONDER HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT (continued)
Three months ended March 31, 2023 and 2022
(In thousands, except share information)
(Unaudited)

	Redeemable Convertible Preferred Stock		Exchangeable Preferred Stock		Common Stock		Exchangeable Series AA Stock		Post-Combination Exchangeable Common Stock		Additional Paid-in Capital	Accumulated Translation Adjustment	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2021	75,767,082	$518,750	12,570,228	$49,733	8,684,246	$1	9,421,190	$—	—	$—	$43,106	$7,299	$(814,812)	$(764,406)
Retroactive adjustment to reflect the exchange ratio due to business combination	35,504,342	—	5,929,180	—	4,067,956	—	4,414,756	—	—	—	—	—	—	—
Balance at December 31, 2021, as adjusted	111,271,424	$518,750	18,499,408	$49,733	12,752,202	$1	13,835,946	$—	—	$—	$43,106	$7,299	$(814,812)	$(764,406)
Exercise of common stock options	—	—	—	—	362,943	—	—	—	—	—	873	—	—	873
Conversion of Legacy Sonder Warrants from liabilities to equity	—	—	—	—	—	—	—	—	—	—	2,111	—	—	2,111
CEO promissory note settlement	—	—	—	—	(2,725,631)	—	—	—	—	—	—	—	—	—
Conversion of Legacy Sonder Warrants	—	—	—	—	155,239	—	—	—	—	—	1,243	—	—	1,243
Conversion of convertible note	—	—	—	—	19,017,105	1	—	—	—	—	159,172	—	—	159,173
Conversion of preferred stock	(111,271,424)	(518,750)	—	—	111,271,424	11	—	—	—	—	518,750	—	—	518,761
Conversion of exchangeable stock	—	—	(18,499,408)	(49,733)	—	—	(13,835,946)	—	32,335,354	—	49,733	—	—	49,733
Issuance of common stock in connection with business combination and PIPE offering	—	—	—	—	43,845,835	7	—	—	—	—	267,355	—	—	267,362
Assumption of SPAC Warrants upon consummation of business combination	—	—	—	—	—	—	—	—	—	—	(25,985)	—	—	(25,985)
Earn Out Liability recognized upon consummation of business combination	—	—	—	—	—	—	—	—	—	—	(98,117)	—	—	(98,117)
Issuance of Delayed Draw Warrants	—	—	—	—	—	—	—	—	—	—	5,598	—	—	5,598
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	6,680	—	—	6,680
Components of comprehensive loss:	—	—	—	—	—	—	—	—	—	—	—	—	—
Net income	—	—	—	—	—	—	—	—	—	—	—	—	10,963	10,963
Change in cumulative translation adjustment	—	—	—	—	—	—	—	—	—	—	—	1,999	—	1,999
Balance at March 31, 2022	—	$—	—	$—	184,679,117	$20	—	$—	32,335,354	$—	$930,519	$9,298	$(803,849)	$135,988
See accompanying notes to unaudited condensed consolidated financial statements.

SONDER HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three months ended March 31,
	2023	2022
Cash flows from operating activities:
Net (loss) income	$(86,431)	$10,963
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	7,048	5,630
Stock-based compensation	12,180	6,680
Amortization of operating lease ROU assets	45,627	37,646
(Gain) loss on foreign exchange	(2,311)	2,379
Capitalization of paid-in-kind interest on long-term debt	6,345	—
Amortization of debt issuance costs	2	8,750
Amortization of debt discounts	368	(3,007)
Change in fair value of share-settled redemption feature and gain on conversion of convertible notes	—	(29,512)
Change in fair value of SPAC Warrants	110	(14,895)
Change in fair value of Earn Out Liability	(1,498)	(73,177)
Other operating activities	622	682
Changes in:
Accounts receivable, net	(1,962)	3,233
Prepaid expenses	3,055	(9,408)
Other current and non-current assets	332	4,429
Accounts payable	(2,026)	(22,009)
Accrued liabilities	(2,060)	4,742
Taxes payable	2,020	2,963
Deferred revenue	16,703	15,253
Operating lease ROU assets and operating lease liabilities, net	(33,695)	(5,200)
Other current and non-current liabilities	79	3,165
Net cash used in operating activities	(35,492)	(50,693)

SONDER HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(In thousands)
(Unaudited)

	Three months ended March 31,
	2023	2022
Cash flows from investing activities:
Purchase of property and equipment	(6,924)	(10,539)
Capitalization of internal-use software	(554)	(1,077)
Net cash used in investing activities	(7,478)	(11,616)
Cash flows from financing activities:
Proceeds from Delayed Draw Notes	—	159,225
Repayment of debt and payment of early termination fees	—	(27,745)
Proceeds from business combination and PIPE Investment	—	325,928
Common stock issuance costs	—	(58,555)
Proceeds from exercise of stock options	8	873
Net cash provided by financing activities	8	399,726
Effects of foreign exchange on cash	180	(327)
Net change in cash, cash equivalents, and restricted cash	(42,782)	337,090
Cash, cash equivalents, and restricted cash at beginning of period	289,186	69,941
Cash, cash equivalents, and restricted cash at end of period	$246,404	$407,031

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$—	$381
Cash paid for interest	$713	$1,873
Supplemental disclosure of non-cash investing and financing activities
Accrued purchases of property and equipment	$51	$1,789
Conversion of Convertible Notes	$—	$159,172
Conversion of Legacy Sonder Warrants	$—	$1,243
Reclassification of liability-classified Legacy Sonder Warrants to equity	$—	$2,111
Recognition of Earn Out Liability	$—	$(98,117)
Recognition of SPAC Warrants	$—	$(25,985)
Issuance of Delayed Draw Warrants	$—	$5,598
Conversion of Exchangeable Stock	$—	$49,733
Conversion of Redeemable Convertible Preferred Stock	$—	$518,750
Reconciliation of cash, cash equivalents, and restricted cash:
Cash and cash equivalents	$217,968	$406,348
Restricted cash	28,436	683
Cash, cash equivalents, and restricted cash at end of period	$246,404	$407,031
See accompanying notes to unaudited condensed consolidated financial statements.

SONDER HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Note 1. Basis of Presentation

Nature of Operations

Sonder Holdings Inc., together with its wholly owned subsidiaries (collectively, the “Company”), provides short and long-term accommodations to travelers in various cities across North America, Europe, and the Middle East. The units in each apartment-style building and each hotel property are selected, designed, and managed directly by the Company.
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
Basis of Financial Statement Presentation and Principles of Consolidation

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”, “U.S. GAAP”, or “generally accepted accounting principles”). The consolidated financial statements include the accounts of Sonder Holdings Inc., its wholly owned subsidiaries, and one variable interest entity (“VIE”) for which it is the primary beneficiary in accordance with consolidation accounting guidance. All intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, including normal recurring adjustments, necessary to present fairly the Company’s financial position at March 31, 2023 and December 31, 2022 and its results of operations and comprehensive (loss) income, stockholders’ deficit, and cash flows for the three months ended March 31, 2023 and 2022. The Company’s condensed consolidated results of operations and comprehensive (loss) income, stockholders’ deficit, and cash flows for the three months ended March 31, 2023 are not necessarily indicative of the results to be expected for the full year.

The Company qualifies as an emerging growth company as defined in the Jumpstart Our Business Startups Act of 2012, and, as such, may take advantage of specified reduced reporting requirements and deferred accounting standards adoption dates, and is relieved of other significant requirements that are otherwise generally applicable to other public companies.

Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents. The Company manages the credit risk associated with cash and cash equivalents by investing in lower risk money market funds and by maintaining operating accounts that are diversified among various institutions with good credit quality. The Company maintains cash accounts that, at times, exceed federally insured limits. The Company has not experienced any losses from maintaining cash accounts in excess of such limits. Management believes that it is not exposed to any significant risks on its cash and cash equivalent accounts.

Use of Estimates

The preparation of consolidated financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenue and expense during the reporting periods. Such significant management estimates include the fair value of share-based awards, estimated useful life of long-lived assets, bad-debt allowances, valuation of intellectual property and intangible assets, contingent liabilities, valuation allowance for deferred tax assets, and valuation of non-routine complex transactions, such as recognition of the Earn Out Liability and SPAC Warrants (both as defined below), among others. These estimates are based on information available as of the date of the condensed consolidated financial statements; therefore, actual results could differ from those estimates.

Reclassification

Certain amounts reported in previous condensed consolidated financial statements have been reclassified to conform to current period presentation. These reclassifications did not affect previously reported amounts of net income, total assets, or total stockholders’ deficit.

Restatement of Previously Reported Financial Statements

Subsequent to the issuance of the Company’s unaudited condensed consolidated financial statements for the three months ended March 31, 2022, the Company identified and corrected the following:

The Company recorded $12.2 million as an adjustment to correct the initial recorded fair value of $23.7 million for the Public Warrants (as defined below) upon consummation of the Business Combination. This correction was made as a $12.2 million increase to the originally recorded additional paid-in capital and a corresponding reduction to other income in the March 31, 2022 condensed consolidated statements of operations and comprehensive (loss) income. This adjustment, in addition to the adjustment in fair value from the date of the Business Combination to the end of the three months ended March 31, 2022, resulted in a net change in fair value of $11.4 million for the three months ended March 31, 2022.

Management considers such correction to be immaterial to the previously issued condensed consolidated financial statements.

The following table presents only those line items affected by the correction as discussed above (in thousands):

	As Previously Reported	Adjustments	As Corrected
Statement of Operations and Comprehensive Income
Change in fair value of SPAC Warrants	$(26,324)	$11,429	$(14,895)
Total non-operating (income) expense, net	(118,187)	11,429	(106,758)
Income before income taxes	22,423	(11,429)	10,994
Net income	22,392	(11,429)	10,963
Less: Net income attributable to convertible and exchangeable preferred stockholders	2,872	(1,466)	1,406
Net income attributable to common stockholders	19,520	(9,963)	9,557
Comprehensive income	24,391	(11,429)	12,962
Basic net income per common share	$0.11	$(0.06)	$0.05

Statement of Stockholders' Equity
Assumption of SPAC Warrants upon consummation of business combination	$(38,135)	$12,150	$(25,985)
Net income	22,392	(11,429)	10,963
Additional Paid-in Capital	918,369	12,150	930,519
Accumulated Deficit	(792,420)	(11,429)	(803,849)
Total stockholders' equity at March 31, 2022	$135,267	$721	$135,988

Statement of Cash Flows
Cash flows from operating activities
Net income	$22,392	$(11,429)	$10,963
Change in fair value of SPAC Warrants	(26,324)	11,429	(14,895)
Supplemental disclosure of non-cash investing and financing activities
Recognition of SPAC Warrants	$(38,135)	$12,150	$(25,985)

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

Recently Adopted Accounting Standards

In June 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which has subsequently been amended by ASUs 2018-19, 2019-04, 2019-05, 2019-10, and 2019-11. The guidance changes how entities measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. The guidance replaces the current ‘incurred loss’ model with an ‘expected loss’ approach. This generally will result in the earlier recognition of allowances for losses and requires increased disclosures. ASU 2016-13 was effective for public business entities for fiscal years beginning after December 15, 2019. In November 2019, the FASB issued amended guidance which defers the effective date for emerging growth companies for fiscal years beginning after December 15, 2022, and interim periods therein. The Company adopted this guidance on January 1, 2023 using the modified retrospective basis. The adoption did not have a material impact on the Company’s condensed consolidated financial statements.

Recently Issued Accounting Standards Not Yet Adopted

The Company has not identified any recent accounting pronouncements not yet adopted that are expected to have a material impact on the Company’s financial position, results of operations, or cash flows.

Note 3. Revenue

The Company generates revenues primarily by providing accommodations to its guests. Direct revenue is generated from stays booked through Sonder.com, the Sonder app, or directly through the Company’s sales personnel. Indirect revenue is generated from stays booked through third party online travel agencies (“OTAs”).

The following table sets forth the Company’s total revenues for the periods indicated, disaggregated between direct and indirect (in thousands):

	Three months ended March 31,
	2023	2022
Direct revenue	$58,339	$31,934
Indirect revenue	62,399	48,532
Total revenue	$120,738	$80,466

No individual guest represented over 10.0% of revenues for the three months ended March 31, 2023 and 2022.

Three third-party corporate customers and OTAs represented 18.4%, 16.5%, and 13.1%, respectively, of the net accounts receivable balance at March 31, 2023, and four third-party corporate customers and OTAs represented 23.8%, 18.3%, 17.0%, and 11.8%, respectively, of the net accounts receivable balance as of December 31, 2022.

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

Management has determined that the SPAC Warrants issued in the GMII IPO, which remained outstanding at consummation of the Business Combination and became exercisable for shares of the Company’s common stock, are subject to accounting treatment as a liability. At the consummation of the Business Combination and at March 31, 2023, the Company used the Public Warrants stock price to value the Public Warrants.

At consummation of the Business Combination, the Company used a Monte Carlo simulation methodology to value the Private Placement Warrants using Level 3 inputs, as the Company did not have observable inputs for the valuation. At December 31, 2022, the Company used the Black-Scholes option-pricing model to estimate the fair value of the Private Placement Warrants using Level 3 inputs. During the three months ended March 31, 2022, the Private Placement Warrants were transferred by the original holders and, in accordance with the contractual terms of the Private Placement Warrants, became Public Warrants upon transfer. As such, at March 31, 2023, the Company used the Public Warrants stock price to value all SPAC Warrants.

At March 31, 2023, the SPAC Warrants were valued at $0.07 per warrant.

Refer to Note 7, Warrants and Stockholders’ Deficit, for additional information about the SPAC Warrants.

Earn Out Liability

In addition to the consideration paid at consummation of the Business Combination, certain investors may receive their pro rata share of up to an aggregate of 14,500,000 additional shares of the Company’s common stock as consideration upon the common stock achieving certain benchmark share prices, as set forth in the merger agreement (the “Earn Out”). Management has determined that the Earn Out is subject to treatment as a liability (the “Earn Out Liability”).

At March 31, 2023, the Company used a Monte Carlo simulation methodology to value the Earn Out using Level 3 inputs. The key assumptions used in the Monte Carlo simulation are related to expected share-price volatility of 65.0%, expected term of 4.26 years to 4.29 years, risk-free interest rate of 3.7%, and dividend yield of 0%. The expected volatility at March 31, 2023 was derived from the volatility of comparable public companies.

Delayed Draw Warrants

The fair value of the Delayed Draw Warrants (as defined in Note 5, Debt) was estimated by separating the Delayed Draw Notes into the debt and warrants components and assigning a fair value to each component. The value assigned to the debt component was the estimated fair value as of the issuance date of similar debt without the warrants. The value assigned to the Delayed Draw Warrants component was estimated using the Black-Scholes option-pricing model using Level 3 inputs and was considered to be non-recurring in nature, in accordance with ASC 820, Fair Value Measurement. The warrants component was recorded as a debt discount, which is amortized using the effective interest method over the period from the date of issuance through the maturity date. Upon consummation of the Business Combination, the fair value of the Delayed Draw Warrants was $5.6 million and was included in additional paid in capital in the condensed consolidated balance sheet.

Disclosures about Fair Value of Financial Instruments

At March 31, 2023, the Earn Out Liability and SPAC Warrants liability were included in other non-current liabilities in the condensed consolidated balance sheets. The following table summarizes the Company’s Level 1, Level 2, and Level 3 financial liabilities measured at fair value on a recurring basis as of March 31, 2023 (in thousands):

	Level 1	Level 3	Total
Earn Out Liability	$—	$919	$919
SPAC Warrants	1,015	—	1,015
Total financial liabilities measured and recorded at fair value	$1,015	$919	$1,934

At December 31, 2022, the Earn Out Liability and SPAC Warrants liability were included in other non-current liabilities in the condensed consolidated balance sheets. The following table summarizes the Company’s Level 1, Level 2, and Level 3 financial liabilities measured at fair value on a recurring basis as of December 31, 2022 (in thousands):

	Level 1	Level 3	Total
Earn Out Liability	$—	$2,417	$2,417
Public Warrants	630	—	630
Private Placement Warrants	—	275	275
Total financial liabilities measured and recorded at fair value	$630	$2,692	$3,322

The following table represents changes in the Company’s Level 3 liabilities measured at fair value for the three months ended March 31, 2023 (in thousands):

Level 3
Beginning balance at January 1, 2023	$2,692
Transfers out of Level 3	(275)
Change in fair value of Earn Out Liability	(1,498)
Total financial liabilities measured and recorded at fair value	$919

The following table presents changes in the Company’s Level 3 liabilities measured at fair value for the year ended December 31, 2022 (in thousands):

Level 3
Beginning balance at January 1, 2022	$33,610
Recognition of Earn Out Liability	98,117
Private Placement Warrants liability recognized upon consummation of Business Combination	14,465
Change in fair value of share-settled redemption feature upon conversion of Convertible Notes	(30,322)
Change in fair value of Earn Out Liability	(95,700)
Change in fair value of Private Placement Warrants liability	(14,190)
Conversion of preferred stock warrant liabilities to equity	(3,288)
Total financial liabilities measured and recorded at fair value	$2,692

There were no transfers of financial instruments between valuation levels during the three months ended March 31, 2023 and the year ended December 31, 2022, other than the transfer of the Private Placement Warrants when they became Public Warrants, as discussed above.

Management estimates that the fair values of its cash equivalents, restricted cash, accounts receivable, prepaid expenses, other current assets, accounts payable, accrued liabilities, sales tax payable, deferred revenue, and other current liabilities approximates their carrying values due to the relatively short maturity of the instruments. The carrying value of the Company’s long-term debt approximates its fair value because it bears interest at a market rate and all other terms are also reflective of current market terms.

These assumptions are inherently subjective and involve significant management judgment. Any change in fair value is recognized as a component of other expense, net, on the condensed consolidated statements of operations and comprehensive loss.

Note 5. Debt

Delayed Draw Note Purchase Agreement

On December 10, 2021, the Company entered into a note and warrant purchase agreement (the “Delayed Draw Note Purchase Agreement”) with certain private placement investors (“Purchasers”) for the sale of delayed draw notes in aggregate of $165.0 million to be available to the Company following the consummation of the Business Combination (the “Delayed Draw Notes”). The Delayed Draw Note Purchase Agreement also provided for the issuance of warrants to purchase an aggregate of 2,475,000 shares of the Company’s common stock with an exercise price of $12.50 per share (the “Delayed Draw Warrants”).

In January 2022, upon consummation of the Business Combination, the Company drew $165.0 million in Delayed Draw Notes and issued Delayed Draw Warrants to purchase 2,475,000 shares of common stock to the Purchasers. The Delayed Draw Notes have a maturity of five years from the date of issuance and are subject to interest on the unpaid principal amount at a rate per annum equal to the three-month secured overnight financing rate (“SOFR”) plus 0.3%. For the first two years, the Company may elect and has elected payment in kind interest, quarterly in arrears. The Delayed Draw Notes are secured by substantially all of the assets of the Company. The Delayed Draw Warrants expire five years after issuance.

Long term debt, net consisted of the following at the dates indicated (in thousands):

	March 31, 2023	December 31, 2022
Principal balance, including capitalized paid-in-kind interest	$189,597	$183,245
Less: Debt discount related to Delayed Draw Warrants, net of amortization	(4,761)	(4,945)
Less: unamortized deferred issuance costs	(5,171)	(5,350)
Long-term debt, net	$179,665	$172,950

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

2022 Loan and Security Agreement

In December 2022, the Company entered into a loan and security agreement with Silicon Valley Bank (“SVB”) (now, a division of First Citizens Bank) (the “2022 Loan and Security Agreement”) for an aggregate principal balance of $60.0 million with a maturity date of December 21, 2025. Balances may be borrowed against the facility as revolving loans or used for the issuance of letters of credit. The 2022 Loan and Security Agreement includes: (i) a letter of credit fee for each letter of credit equal to 1.5% per annum of the dollar equivalent of the face amount of each letter of credit issued and (ii) a non-use fee equal to 0.25% per annum of the average unused portion of the revolving line of credit.

In April 2023, the Company amended the 2022 Loan and Security Agreement. Among other things, the amendment reduces the required cash holdings account balances in the Company’s operating accounts, securities accounts and depository accounts at or through SVB or its affiliates, amends the minimum consolidated adjusted EBITDA financial covenant in the 2022 Loan and Security Agreement, and provides additional flexibility to the Company under certain of the negative covenants in the agreement.

Furthermore, the Company provided cash collateral for all outstanding letters of credit with SVB subsequent to March 31, 2023. As such, the Company is in compliance with all financial covenants related to the 2022 Loan and Security Agreement, as amended, as of the date the condensed consolidated financial statements were issued. Additionally, as of the same dates, there were no borrowings outstanding on the 2022 Loan and Security Agreement. Outstanding letters of credit at March 31, 2023 and December 31, 2022 under the 2022 Loan and Security Agreement totaled $15.2 million and $10.1 million, respectively.

Credit Facilities

2020 Credit Facility: In February 2020, Legacy Sonder entered into a revolving credit agreement (the “2020 Credit Facility”) for an aggregate principal balance of $50.0 million with a maturity date of February 21, 2023. In December 2022, the 2020 Credit Facility was terminated in conjunction with the Company obtaining the 2022 Loan and Security Agreement.

2020 Québec Credit Facility: In December 2020, a Canadian subsidiary of the Company entered into an agreement with Investissement Québec, a Quebecois public investment entity, that provides a loan facility of CAD $25.0 million and an additional loan, referred to as a conditional-refund financial contribution (“CRFC”), of CAD $5.0 million (the “2020 Québec Credit Facility”). The loan and the CRFC bear interest at a fixed rate of 6.0% per annum for a period of 10 years starting from the first date of the loan disbursement. At March 31, 2023 and December 31, 2022, the Company was in compliance with all financial covenants related to the 2020 Québec Credit Facility, but had not yet met the drawdown requirements, and as such, there have been no borrowings against the 2020 Québec Credit Facility.

Restricted Cash

Throughout 2023 and 2022, the Company entered into multiple cash collateral agreements in connection with the issuance of letters of credit and corporate credit card programs. At March 31, 2023 and December 31, 2022, the Company had $28.4 million and $42.6 million, respectively, of cash collateral which is reported as restricted cash on the condensed consolidated balance sheets.

Note 6. Leases

The Company leases buildings or portions of buildings for guest usage, warehouses to store furniture, and corporate offices under noncancellable operating lease agreements, which expire through 2044. The Company is required to pay property taxes, insurance, and maintenance costs for certain of these facilities.

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

Components of lease expense were as follows (in thousands):

	Three months ended March 31,
	2023	2022
Operating lease cost	$75,259	$62,947
Short-term lease cost	632	2
Variable lease cost	1,501	643
Total operating lease cost	$77,392	$63,592

Supplemental information related to operating leases was as follows (in thousands):

	Three months ended March 31,
	2023	2022
Cash payments for operating leases	$68,215	$49,765
New operating lease ROU assets obtained in exchange for operating lease liabilities	$38,527	$114,900

Rental expense for operating leases for the three months ended March 31, 2023 and 2022 was $77.4 million and $65.1 million, respectively, of which $76.4 million and $63.6 million, respectively, is recognized in cost of revenues, $0.2 million and $0.7 million respectively, in operations and support, and $0.8 million and $0.8 million, respectively, in general and administrative.

Note 7. Warrants and Stockholders’ Deficit

The condensed consolidated statements of stockholders’ deficit reflect the consummation of the Business Combination on January 18, 2022. As Legacy Sonder was deemed the accounting acquirer in the Business Combination with GMII, all periods prior to the closing date reflect the balances and activity of Legacy Sonder. The balances at December 31, 2021 from the consolidated financial statements of Legacy Sonder as of that date, share activity (redeemable convertible preferred stock, exchangeable shares, and common stock), and per share amounts were retroactively adjusted, where applicable, using the recapitalization exchange ratio of 1.4686. All redeemable convertible preferred stock classified as mezzanine equity was converted into common stock, and reclassified into permanent equity as a result of the Business Combination.

Preferred Stock Warrants

Upon consummation of the Business Combination, (i) the Company’s Series A and Series B preferred stock warrants were converted into 150,092 post-combination shares of the Company’s common stock for a value of $1.2 million, and (ii) the Company’s Series C and Series D preferred stock warrants automatically converted into warrants to purchase shares of the Company’s common stock.

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

SPAC Warrants: The Public Warrants remained outstanding upon consummation of the Business Combination and became exercisable for whole shares of common stock. The Public Warrants will expire on January 18, 2027, or earlier upon redemption or liquidation. The Private Placement Warrants had terms and provisions that were identical to those of the Public Warrants, except that the Private Placement Warrants could be physical (cash) or net share (cashless) settled and were not redeemable, so long as they were held by Gores Metropoulos Sponsor II, LLC (the “Sponsor”) or its permitted transferees, and are entitled to certain registration rights. As discussed in Note 4, Fair Value Measurement and Financial Instruments, during the three months ended March 31, 2022, the Private Placement Warrants were transferred by the warrant holders in accordance with the terms of the Private Placement Warrant agreement and became Public Warrants.

The SPAC Warrants are accounted for as liabilities, as there are certain terms and features of the warrants that do not qualify for equity classification in accordance with ASC 815-40. The fair value of the Public Warrants and the Private Placement Warrants at December 31, 2022 was a liability of $0.3 million and $0.6 million, respectively, and was recorded in other non-current liabilities in the condensed consolidated balance sheets. At March 31, 2023, the fair value of the SPAC Warrants was $1.0 million and was recorded in other non-current liabilities in the condensed consolidated balance sheets. The change in fair value of $0.1 million for the three months ended March 31, 2023 is reflected as non-operating income in the condensed consolidated statements of operations and comprehensive (loss) income.

Exchangeable Stock

Upon consummation of the Business Combination on January 18, 2022, each share of Sonder Canada Inc. (“Legacy Sonder Canada”) exchangeable common stock (“Legacy Sonder Canada Exchangeable Stock” and collectively, “Legacy Sonder Canada Exchangeable Shares”) was exchanged into a new series of the same class of virtually identical Legacy Sonder Canada Exchangeable Common Stock (“Post-Combination Exchangeable Common Stock” and collectively, “Post-Combination Exchangeable Shares”) exchangeable for the Company’s common stock. On that date, all the Legacy Sonder Canada Exchangeable Shares were automatically converted into 32,296,539 Post-Combination Exchangeable Shares for a value of $49.7 million.

The Company had the following authorized and outstanding Post-Combination Exchangeable Common Stock at each of the dates indicated (in thousands except per share amounts):

	March 31, 2023	December 31, 2022
Shares Authorized	40,000,000	40,000,000
Shares Issued and Outstanding	19,458,704	20,389,216
Issuance Price Per Share	$1.54	$1.54
Net Carrying Value	$29,966	$31,399
Aggregate Liquidation Preference	$29,966	$31,399

The net carrying value of the Post-Combination Exchangeable Shares is included in additional paid-in capital in the condensed consolidated balance sheets.

Redeemable Convertible Preferred Stock

Upon consummation of the Business Combination, all the Company’s shares of redeemable convertible preferred stock were automatically converted into shares of post-combination common stock for a value of $518.8 million.

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

The Company had reserved the following shares of common stock for future issuance as of the dates indicated:

	March 31, 2023	December 31, 2022
Post-Combination Exchangeable Common Shares	19,458,704	20,389,216
Outstanding stock options	43,215,089	36,679,007
Outstanding restricted stock units (“RSUs”)	9,912,746	11,691,813
Outstanding market stock units (“MSUs”)	12,059,978	12,059,978
Outstanding warrants liability	14,499,946	14,499,946
Shares issuable pursuant to Earn Out Liability	14,500,000	14,500,000
Outstanding Delayed Draw Note warrants liability	2,475,000	2,475,000
Shares available for grant under the Employee Stock Purchase Plan	7,060,491	4,872,922
Shares available for grant under the 2021 Equity Incentive Plan	18,024,844	8,887,778
Shares available for grant under the 2023 Inducement Equity Incentive Plan	1,517,889	—
Total common stock reserved for future issuance	142,724,687	126,055,660

Note 8. Equity Incentive Plans and Stock-Based Compensation

Stock Option Repricing

On December 1, 2022 (the “Repricing Date”), the Company closed an offer to reprice certain eligible stock options, whether vested or unvested, with modified vesting terms such that all previously vested options became unvested on the Repricing Date. As a result of the repricing, the exercise price for a total of 20,292,621 options was reduced to $1.74 per share, or the closing price of the Company’s common stock on the Repricing Date. As a result of the repricing, total incremental expense to be recognized over the remaining requisite service period of the repriced options, beginning at the Repricing Date, was determined to be $8.4 million.

Stock-based Compensation Expense

Total stock-based compensation expense is as follows for the periods indicated (in thousands):

	Three months ended March 31,
	2023	2022
Operations and support	$3,142	$930
General and administrative	7,152	4,929
Research and development	1,609	742
Sales and marketing	277	79
Total stock-based compensation expense	$12,180	$6,680

Stock Options: The Company measures stock-based compensation expense for stock options at the grant date fair value of the award and recognizes the expense on a straight-line basis over the requisite service period, which is generally the vesting period. The fair value of stock options is estimated using the Black-Scholes option-pricing model. During the three months ended March 31, 2023 and 2022, the Company recorded stock-based compensation expense from stock options of approximately $9.8 million and $4.5 million.

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

The following table summarizes the key assumptions used to determine the fair value of the Company’s stock options granted to employees, non-employees, officers, and directors:

	Three months ended March 31,
	2023	2022
Expected term (in years)	6.21	4.09
Expected volatility	50.4%	54.7%
Dividend yield	—%	—%
Risk-free interest rate	3.70% - 3.99%	1.79%
Weighted-average grant-date fair value per share	$0.48 - $0.68	$2.13

Performance and Market-Based Equity Awards:

The 2019 CEO Option Award. On November 15, 2019, the Legacy Sonder Board of Directors (the “Legacy Sonder Board”) granted an award to Francis Davidson, the Company’s Chief Executive Officer (“CEO”), for a total of 5,613,290 options (the “2019 CEO Option Award”), which Mr. Davidson exercised in full in December 2021, with a promissory note payable to the Company in the amount of $24.6 million. 2,041,197 of these options vest in 72 equal monthly installments starting on October 1, 2017 (the “Service-Based Options”), subject to Mr. Davidson’s continuous employment with the Company, and 3,572,093 options are performance-based and vest upon completion of certain performance milestones, subject to Mr. Davidson’s continuous employment with the Company. 2,551,495 of the performance-based options were modified during the year ended December 31, 2021 and, as a result, vested in full, while the remaining 1,020,598 performance-based awards vest upon the Company achieving a certain market capitalization milestone (the “Market Capitalization Condition”).

The 2021 CEO Option Award. On February 18, 2021, the Legacy Sonder Board granted a total of 3,061,794 options to Mr. Davidson (the “2021 CEO Option Award”). The options vest upon the successful consummation of the Business Combination and upon certain share price milestones, subject to Mr. Davidson’s continuous employment at the Company during each such event. The grant-date fair value of the 2021 CEO Option Award was estimated using the Monte Carlo simulation and was $3.0 million.

Modification of the 2019 CEO Option Award and the 2021 CEO Option Award. In December 2022, both the 2019 CEO Option Award and the 2021 CEO Option Award were amended to modify the vesting terms of the awards. The amendments represented modifications of the awards. The impact of the modification was immaterial to the consolidated financial statements for the year ended December 31, 2022 and resulted in approximately $1.5 million of incremental expense to be recognized in future years, over the remaining life of the awards.

Stock Compensation related to the 2019 and 2021 CEO Option Awards. The fair value of the Service-Based Options was estimated using the Black-Scholes option pricing model. The grant date fair value of these awards was $3.2 million and is being recognized on a straight-line basis over the term of the award.

The Company recognized $0.5 million and $2.2 million in stock-based compensation expense related to the Market Capitalization Condition of the 2019 CEO Option Award and the 2021 CEO Option Award during the three months ended March 31, 2023 and 2022, respectively.

RSUs

The fair value of the Company’s RSUs is expensed ratably over the vesting period. The Company’s RSUs generally vest over four years, with a cliff equal to one-fourth of the award after the first year, and then quarterly thereafter over the remaining service period. For the three months ended March 31, 2023, the Company recorded stock-based compensation expense from RSUs of approximately $1.6 million. For the three months ended March 31, 2022, the Company did not record any stock-based compensation expense from RSUs.

MSUs

In May 2022, the Company issued MSUs to certain key executives in accordance with the Company’s 2021 Management Equity Incentive Plan. One-sixth of the MSUs vest upon (including prior to but contingent on) the occurrence of each of six distinct triggering events, including if certain share price targets are met, within the five-year period ending July 17, 2027.

The Company determined the grant-date fair value of the MSUs using a Monte Carlo simulation. The Company recognizes stock-based compensation for the MSUs over the requisite service period, which is approximately four years, using the accelerated attribution method. During the three months ended March 31, 2023 and 2022, the Company did not grant any MSUs. During the three months ended March 31, 2023, the Company recognized approximately $0.2 million in stock-based compensation expense from MSUs. For the three months ended March 31, 2022, the Company did not record any stock-based compensation expense from MSUs.

Note 9. Net (Loss) Income per Common Share

The Company applies the two-class method when computing net (loss) income per share attributable to common stockholders when shares are issued that meet the definition of a participating security. The two-class method determines net (loss) income per share for each class of common stock and participating securities according to dividends declared or accumulated and participation rights in undistributed earnings. The two-class method requires earnings available to common stockholders for the period to be allocated between common stock and participating securities based upon their respective rights to receive dividends as if all earnings for the period had been distributed.

Basic net (loss) income per share is computed by dividing the net (loss) income by the weighted-average number of shares of common stock outstanding during the period, less weighted-average shares subject to repurchase. The diluted net loss per share is computed by giving effect to all potentially dilutive securities outstanding for the period. For periods in which the Company reports net losses, diluted net loss per share attributable to common stockholders is the same as basic net loss per share attributable to common stockholders, because potentially dilutive common shares are anti-dilutive.

The following tables set forth the computation of basic and diluted net (loss) income per share for the periods indicated (in thousands, except number of shares and per share information):

	Three months ended March 31,
	2023	2022
Basic net (loss) income per share
Numerator:
Net (loss) income	$(86,431)	$10,963
Less: Net income attributable to convertible and exchangeable preferred stockholders	—	1,406
Net (loss) income attributable to common stockholders	$(86,431)	$9,557
Denominator:
Weighted average basic common shares outstanding	219,105,342	176,326,658
Net (loss) income per common share:
Basic	$(0.39)	$0.05

Diluted net (loss) income per share
Numerator:
Net (loss) income	$(86,431)	$10,963
Interest expense on Convertible Notes(1)	—	2,727
Change in fair value of share-settled redemption feature and gain on conversion of Convertible Notes(1)	—	(29,512)
Change in fair value of SPAC Warrants(1)	—	(14,895)
Net loss attributable to common stockholders	$(86,431)	$(30,717)
Denominator:
Weighted average basic common shares outstanding	219,105,342	176,326,658
Add: Dilutive effect of outstanding stock awards	—	(4,499,600)
Weighted average diluted common shares outstanding	219,105,342	171,827,058
Net loss per common share:
Diluted	$(0.39)	$(0.18)
____________
(1) Adjustments applicable only to periods with net income.

The following potential common shares outstanding were excluded from the computation of diluted net (loss) income per share because including them would have been anti-dilutive:

	March 31,
	2023	2022
Options to purchase common stock	43,215,089	30,802,000
Common stock subject to repurchase or forfeiture	1,783,224	2,303,000
Outstanding RSUs	9,912,746	72,254
Outstanding MSUs	12,059,978	—
Exchangeable shares	19,458,704	32,335,354
Total common stock equivalents	86,429,741	65,512,608

Note 10. Commitments and Contingencies

Surety Bonds

A portion of the Company’s leases are supported by surety bonds provided by affiliates of certain insurance companies. At March 31, 2023, the Company had commitments from five surety providers in the amount of $64.3 million, of which $37.8 million was outstanding. The availability, terms and conditions, and pricing of bonding capacity are dependent on, among other things, continued financial strength and stability of the insurance company affiliates providing the bonding capacity, general availability of such capacity, and the Company’s corporate credit rating.

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

The Company establishes an accrued liability for loss contingencies related to legal matters when a loss is both probable and reasonably estimable. These accruals represent management’s best estimate of probable losses. The Company recorded an estimated accrual of $6.8 million and $5.8 million in the condensed consolidated balance sheets as of March 31, 2023 and December 31, 2022, respectively. Management’s views and estimates related to these matters may change in the future, as new events and circumstances arise and the matters continue to develop. Until the final resolution of legal matters, there may be an exposure to losses in excess of the amounts accrued. With respect to outstanding legal matters, based on management’s current knowledge, the amount or range of reasonably possible loss will not, either individually or in the aggregate, have a material adverse effect on the Company’s business, results of operations, financial condition, or cash flows.

Tax Contingencies

The Company is subject to audit or examination by various domestic and foreign tax authorities with regards to tax matters. Income tax examinations may lead to ordinary course adjustments or proposed adjustments to the Company’s taxes or net operating losses with respect to years under examination as well as subsequent periods. Indirect tax examinations may lead to ordinary course adjustments or proposed adjustments to transaction taxes which may increase operating expenses. The Company establishes an accrued liability for loss contingencies related to tax matters when a loss is both probable and reasonably estimable. These accruals represent management’s best estimate of probable losses. The Company recorded estimated accruals of $8.3 million and $7.9 million, respectively in the taxes payable line item of the condensed consolidated balance sheets as of March 31, 2023 and December 31, 2022, respectively, for such matters.

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

Note 11. Income Taxes

Provision for income taxes for the three months ended March 31, 2023 and 2022 was $81.0 thousand and $31.0 thousand, respectively, and the effective tax rates were 0.09% and 0.28%, respectively. The difference between the Company’s effective tax rate and the U.S. statutory rate of 21.0% was primarily due to a full valuation allowance related to the Company’s net deferred tax assets.

Note 12. Related Party Transactions

The Company did not have any material related party transactions in the three months ended March 31, 2023. For a discussion of related party transactions that occurred in the year ended December 31, 2022, refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

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

Pursuant to the Merger Agreement:
•holders of existing shares of Common Stock of Legacy Sonder, par value $0.000001 per share (the “Legacy Sonder Common Stock”) received approximately 140,544,052 shares of the Company’s Common Stock, pursuant to the recapitalization exchange ratio of 1.4686 shares for each share of Legacy Sonder Common Stock held;
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
•holders of Series AA Common Exchangeable Preferred Shares (“Legacy Sonder Canada Exchangeable Common Shares”) of Sonder Canada Inc. received Post-Combination Exchangeable Common Stock whose terms provided: (i) for a deferral of any mandatory exchange caused by the Business Combination for a period of at least 12 months from the closing date of the Business Combination, which period was subsequently extended for an additional five years to January 18, 2028; and (ii) that such Post-Combination Exchangeable Common Stock shall be exchangeable for Common Stock upon the completion of the Business Combination; and
•holders of options to purchase Legacy Sonder Common Stock (“Legacy Sonder Stock Options”) received options to acquire approximately 30,535,549 shares of Company’s Common Stock (“Rollover Options”), pursuant to the option exchange ratio of 1.5444 shares for each share of Legacy Sonder Stock Options held.

As a result of the above, the share figures in the condensed consolidated statement of stockholders’ deficit for the three months ended March 31, 2022 have been adjusted for the application of the recapitalization exchange ratio of 1.4686 per share. In addition, all options were adjusted for the option exchange ratio of 1.5444 shares for each share of Legacy Sonder Stock Options held.

The Business Combination was accounted for as a reverse recapitalization. Under this method of accounting, GMII was treated as the acquired company for financial statement reporting purposes. The most significant change in the Company’s reported financial position and results was an increase in cash, as noted in the table below.

Closing of Private Investment in Public Equity (“PIPE”) Investments

Pursuant to subscription agreements entered into in connection with the Merger Agreement and in connection with Amendment No. 1, certain investors agreed to subscribe for an aggregate of 31,216,785 shares of Class A Common Stock for an aggregate purchase price of $309.4 million (the “PIPE Investment”). Upon consummation of the Business Combination, the Company consummated the PIPE Investment.

The following table reconciles the elements of the Business Combination to the condensed consolidated statement of cash flows and the consolidated statement of stockholders’ deficit for the three months ended March 31, 2022 (in thousands):

Cash - PIPE Investment	$309,398
Cash - GMII trust and cash, net of redemptions	16,530
Less: transaction costs and advisory fees	(58,555)
Net proceeds from Business Combination and PIPE	$267,373

Proceeds from Delayed Draw Notes, net of issuance costs	159,225
Repayment of debt, not including payment of early termination fees	(24,680)
Net proceeds from Business Combination, PIPE, and Delayed Draw Notes	$401,918

Note 14. Restructuring Activities
On June 9, 2022, the Company announced its Cash Flow Positive Plan, including a restructuring of its operations which resulted in an approximate 21.0% reduction of existing corporate roles and 7.0% reduction of existing frontline roles. As part of this restructuring, the Company incurred $4.0 million in one-time restructuring costs, all of which had been paid out as of March 31, 2023.

On March 1, 2023, the Company announced a restructuring affecting approximately 14.0% of the corporate workforce. The restructuring was substantially complete by the end of the first quarter of 2023. As part of this restructuring, the Company incurred $2.1 million in one-time restructuring costs in the three months ended March 31, 2023, $1.6 million of which was paid out in the three months ended March 31, 2023. Restructuring costs are included in restructuring and other charges in the condensed consolidated statement of operations and comprehensive (loss) income.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the financial condition and results of operations of Sonder Holdings Inc. (“Sonder,” “we,” “us” or “our”) should be read together with Sonder’s condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2022. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties. Sonder’s actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under the section entitled “Risk Factors” herein or in our Annual Report on Form 10-K for the year ended December 31, 2022 or in other parts of this Quarterly Report on Form 10-Q. Sonder’s historical results are not necessarily indicative of the results that may be expected for any period in the future. Except as otherwise noted, all references to 2022 refer to the year ended December 31, 2022.

On January 18, 2022, Sonder consummated the previously announced business combination by and among Gores Metropoulos II, Inc. (“GMII”), two subsidiaries of GMII, and Sonder Operating Inc., a Delaware corporation formerly known as Sonder Holdings Inc. (“Legacy Sonder”) (the “Business Combination”).

Overview

We are on a mission to revolutionize hospitality through innovative, tech-enabled service, and inspiring, thoughtfully designed accommodations combined into one seamless experience. Sonder was born from a desire to offer the modern traveler better accommodation choices than unremarkable “big box” hotels, often unreliable home-shares, and overly expensive boutique hotels. We lease and operate a variety of accommodation options — from fully-equipped serviced apartments to spacious hotel rooms — in 43 cities in 10 countries. As of March 31, 2023, we had approximately 10,400 units available for guests to book at over 250 properties.

Sonder’s Business Model
We lease properties that meet our standards, furnish and decorate them to provide a design-led, technology-enabled experience, and then make them available for guests to book directly (through the Sonder app, our website, or our sales personnel) or through indirect channels (such as Airbnb, Expedia, and Booking.com). We manage our properties using proprietary and third-party technologies and deliver services to guests via the Sonder app and 24/7 on-the-ground support. Incorporating technology into all aspects of the business, we offer consistent quality at a compelling value to our guests.

Our accommodations come in a variety of shapes and sizes to suit guests’ needs – from a multiple-bedroom apartment with fully-equipped kitchen and private laundry facilities, to a hotel room or suite. Our guests include leisure travelers, families, digital nomads, and business travelers.

We currently lease all of our properties, including both existing buildings and development projects. In many of our leases, we have negotiated an upfront allowance paid by the real estate owner to help offset the capital invested to prepare and furnish a building and the individual units.

Management Discussion Regarding Opportunities, Challenges and Risks

Cash Flow Positive Plan
On June 9, 2022, we announced our cash flow positive plan, which focused on achieving positive quarterly Free Cash Flow (“FCF”) within 2023 (the “Cash Flow Positive Plan”). The Cash Flow Positive Plan shifted our focus from hyper growth to generating positive FCF more rapidly than previously planned. We have continued to make meaningful progress against our Cash Flow Positive Plan, including reducing our FCF burn significantly from the first quarter of 2022 to the first quarter of 2023. However, we believed it was prudent to lower our Revenue per Available Room (“RevPAR”) assumptions for the rest of 2023 due to lower projected Average Daily Rates (“ADRs”) as a result of the uncertain macroeconomic conditions we are facing. While achieving a positive quarter of FCF this year is still a goal, we believe it is unlikely under this lower RevPAR scenario. Our primary focus is to put the business on a solid path to achieving sustainable positive FCF as soon as possible, while preserving the business’ attractive top-line growth rates, without having to raise additional capital.

Our ability to reach our overall FCF goal is subject to certain risks, including a significant change in the macroeconomic environment and its impact on travel demand, inflation, uncertainties associated with the timing and scope of new property openings, and our ability to achieve our intended cost efficiencies.

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

As part of our Cash Flow Positive Plan, we slowed our planned pace of new unit signings to focus on growth primarily through our already contracted portfolio. Our Live Units grew by 35.1% from the three months ended March 31, 2022 to the three months ended March 31, 2023 to over 10,400 units, driven by strong conversion of our Contracted Units to Live Units. We are also focused on targeting high quality, 100% capital light deals (as defined below) for incremental unit signings. While we signed high quality, capital light units over the course of 2022, we also saw development cost uncertainty and augmented risk around financing and landlord sentiment surrounding our stock price performance in the second half of 2022, and these headwinds have continued into 2023. Despite these challenges, we continue to meaningfully scale the business, have a robust portfolio of Contracted Units and continue to actively pursue potential new unit signings.

Ability to Attract and Retain Guests

Another key driver of our revenue growth is our ability to bring back repeat guests and to attract new guests through various channels. We source demand from a variety of channels, including directly, through Sonder.com, the Sonder app, or our sales personnel, and indirectly, through online travel agencies (“OTAs”) such as Airbnb, Booking.com, and Expedia. While bookings made through OTAs incur channel transaction fees, they allow us to attract new guests who may not be familiar with the Sonder brand. In general, direct bookings are more advantageous to us as they do not incur channel transaction fees and also allow us to have a more direct relationship with our guests. Direct revenue as a percentage of total revenue has fluctuated in recent years due to the COVID-19 pandemic but has stabilized above 40% (48.3% for the three months ended March 31, 2023).

Additionally, we continue to focus on expanding our corporate business, including deepening our presence in the entertainment industry while also expanding into several new areas: education, government, and finance. We have also signed several new Global Distribution System partnerships and continue to work with many leading travel management companies. We anticipate another year of solid corporate business growth, which will further bolster weekday RevPAR.

Technology

We have invested, and will continue to invest, resources in our technology architecture and infrastructure. These improvements have allowed us to deploy the latest tools and technologies. Technology is essential to our user experience, as it leads guests through their entire Sonder stay, from booking through check-out. Technology also underpins our hospitality operations, from underwriting and supply growth, to building openings, pricing and revenue management, demand generation, interior design, and day-to-day operations. By leveraging technology, our goal is to reduce operating costs and provide a better guest experience at a compelling value.

Restructuring

In conjunction with the Cash Flow Positive Plan, in June 2022, we completed a restructuring of our operations resulting in an approximate 21.0% reduction of corporate roles and a 7.0% reduction of frontline roles. As part of this restructuring, we incurred $4.0 million in one-time restructuring costs in the year ended December 31, 2022, of which approximately $3.7 million was paid out in 2022, and the remainder was paid out by early 2023.

On March 1, 2023, we announced an additional restructuring affecting approximately 14.0% of the corporate workforce. As part of this restructuring, we incurred $2.1 million in one-time restructuring costs in the three months ended March 31, 2023, $1.6 million of which had been paid out by March 31, 2023.

The Business Combination

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

The following table provides the key metrics for the periods indicated (rounded):

	Three months ended March 31,		Change
	2023	2022	No.	%
Live Units (End of Period)	10,400	7,700	2,700	35.1%
Bookable Nights	898,000	689,000	209,000	30.3%
Occupied Nights	722,000	503,000	219,000	43.5%
Total Portfolio(1)	18,200	19,300	(1,100)	(5.7)%
RevPAR	$134	$117	$17	14.5%
ADR	$167	$160	$7	4.4%
Occupancy Rate	80.4%	73.1%	7.3%	10.0%
____________
(1)Total Portfolio consists of Live Units and Contracted Units.

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

The increase in Live Units period-over-period was driven by our continued focus on converting Contracted Units into Live Units. As of March 31, 2023, our five largest cities (New York City, Dubai, Philadelphia, New Orleans, and Los Angeles) accounted for approximately 36.7% of our Live Units, and our 10 largest cities accounted for approximately 57.5% of our Live Units.

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

The increase in Bookable Nights and Occupied Nights period-over-period was largely driven by our focus on converting Contracted Units into Live Units. The increase in Occupied Nights period-over-period was also driven by our strategy shift targeting higher occupancy.

RevPAR and Average Daily Rate

RevPAR represents the average revenue earned per available night and can be calculated either by dividing revenue by Bookable Nights, or by multiplying ADR by OR. ADR represents the average revenue earned per night occupied and is calculated as Revenue divided by Occupied Nights. RevPAR and ADR are key drivers of revenue, and key measures of our ability to attract and retain guests, which in turn drives financial performance.

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

The increase in RevPAR period-over-period was driven by a 10.0% Occupancy Rate increase due to our focus on increasing occupancy and a 4.4% increase in ADR due to continued travel recovery.

Impact of COVID-19 and Macroeconomic Factors on the Business

Our financial results for all of 2020, 2021, and the first half of 2022 were materially adversely affected by the COVID-19 pandemic, which could potentially continue to adversely impact business operations, results of operations, and liquidity in the near term and possibly longer if additional serious variants or resurgences of the virus occur. While revenue trends have generally been improving since May 2020, the extent and duration of the current travel recovery is somewhat dependent on the effectiveness of COVID-19 prevention and treatment measures, infection rates, and governmental responses in the cities and countries in which we operate. Additionally, the uncertainty surrounding macroeconomic factors in the U.S. and globally, characterized by inflationary pressures, rising interest rates, significant volatility of global markets and geopolitical conflicts, could have a material adverse effect on our business and could lead to further economic disruption and expose us to greater risk of a potential deceleration or reversal of the current travel market recovery trends.

Results of Operations

The following table sets forth our results of operations for the periods indicated and as a percentage of revenue (in thousands, except percentages):

	Three months ended March 31,
	2023		2022
Revenue	$120,738	100.0%	$80,466	100.0%
Cost of revenue (excluding depreciation and amortization)	92,033	76.2%	73,896	91.8%
Operations and support	56,157	46.5%	48,267	60.0%
General and administrative	32,745	27.1%	36,981	46.0%
Research and development	6,580	5.4%	7,625	9.5%
Sales and marketing	15,836	13.1%	9,461	11.8%
Restructuring and other charges	2,130	1.8%	—	—%
Total costs and operating expenses	$205,481	170.2%	$176,230	219.0%
Loss from operations	$(84,743)	(70.2)%	$(95,764)	(119.0)%
Total non-operating expense (income), net	1,607	1.3%	(106,758)	(132.7)%
(Loss) income before income taxes	(86,350)	(71.5)%	10,994	13.7%
Provision for income taxes	81	0.1%	31	—%
Net (loss) income	$(86,431)	(71.6)%	$10,963	13.6%
Other comprehensive (loss) income:
Change in foreign currency translation adjustment	$(2,637)	(2.2)%	$1,999	2.5%
Comprehensive (loss) income	$(89,068)	(73.8)%	$12,962	16.1%

Revenue

Sonder generates revenues by providing accommodations to our guests. Direct revenue is generated from stays booked through Sonder.com, the Sonder app, or directly with our sales personnel, while indirect revenue is generated from stays booked through third-party corporate and online travel agencies.

The following table sets forth our revenue for the periods indicated (in thousands, except percentages):

	Three months ended March 31,		Change
	2023	2022	$	%
Revenue	$120,738	$80,466	$40,272	50.0%

Revenue increased, primarily due to a 14.5% increase in RevPAR, driven by continued travel market recovery, along with a 35.1% increase in Live Units contributing to a 43.5% increase in Occupied Nights.

Costs and Operating Expenses

The following table sets forth our total costs and operating expenses for the periods indicated (in thousands, except percentages):

	Three months ended March 31,		Change
	2023	2022	$	%
Cost of revenue (excluding depreciation and amortization)	$92,033	$73,896	$18,137	24.5%
Operations and support	56,157	48,267	7,890	16.3%
General and administrative	32,745	36,981	(4,236)	(11.5)%
Research and development	6,580	7,625	(1,045)	(13.7)%
Sales and marketing	15,836	9,461	6,375	67.4%
Restructuring and other charges	2,130	—	2,130	100.0%
Total costs and operating expenses	$205,481	$176,230	$29,251	16.6%

Cost of Revenue (excluding depreciation and amortization): Cost of revenue primarily consists of lease costs to real estate owners for our Live Units, cleaning costs, and payment processing charges. We expect our cost of revenue will continue to increase on an absolute dollar basis for the foreseeable future as we experience growth in bookings and expand our portfolio of properties. Cost of revenue may vary as a percentage of revenue from period-to-period based on the timing and seasonality of bookings. Additionally, our cost of revenue does not necessarily increase at a rate commensurate with the increase in revenue, given that drivers of increases in revenue, such as increases in ADR, do not necessarily require additional costs.

Cost of revenue increased, primarily due to: (i) a $12.8 million increase in rent expense due to an increase in Live Units; (ii) a $3.3 million increase in cleaning expenses as a result of an increase in the number of checkouts; and (iii) a $1.3 million increase in credit card fees due to an increase in bookings.

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

The increase in operations and support was primarily due to: (i) an $8.0 million increase in unit-related expenses such as utilities, property insurance, and property security services as a result of an increase in Live Units; and (ii) a net $2.4 million increase in employee compensation expense, inclusive of stock compensation expense, due to vesting of stock options during the period; partially offset by (iii) a $3.0 million decrease in certain pre-opening costs due primarily to the timing of costs related to onboarding new units in Q1 2022 compared to Q1 2023.

General and administrative: General and administrative costs primarily consist of personnel-related expenses for administrative functions, such as legal, finance and accounting, public policy, and human resources. It also includes certain professional services fees, the cost of corporate offices, technology expenses, bad debt expense, general corporate and director and officer insurance, and other corporate-level expenses we incur to manage and support our operations. We expect to continue to incur certain general and administrative costs as a result of operating as a public company, including expenses to comply with the rules and regulations of the SEC and Nasdaq, as well as expenses for corporate insurance, director and officer insurance, investor relations, and professional services. Overall, we expect our general and administrative costs will decrease as a percentage of revenue in 2023 as compared to 2022 as we grow and scale the business.

General and administrative decreased, primarily due to: (i) a $3.3 million decrease in taxes related to a decrease in non-claimable value added tax and property taxes; and (ii) a $3.1 million decrease in non-recurring legal and professional fees due to audit, consulting, and other professional fees incurred during the three months ended March 31, 2022 in connection with Sonder becoming a public company; partially offset by (iii) a $1.0 million increase in depreciation expense related to an increase in our fixed asset balance; and (iv) a net $0.9 million increase in employee compensation cost, inclusive of stock compensation expense, due to vesting of stock options during the period.

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

Research and development decreased, primarily due to a $0.7 million decrease in consultant spend, and a net $0.6 million decrease in employee compensation expense, inclusive of stock compensation expense, driven by an decrease in average headcount.

Sales and marketing: Sales and marketing expenses primarily consist of service charges for bookings made through OTAs, personnel-related expenses for sales, marketing, advertising costs, and branding. We expect our sales and marketing expense will be relatively flat as a percentage of revenue in 2023 compared to 2022.

The increase in sales and marketing was primarily due to: (i) a $4.9 million increase in channel transaction fees resulting from an increase in revenue booked through third-party OTAs, consistent with total revenue growth; and (ii) a $1.3 million increase in performance marketing expense.

Restructuring and other charges: Restructuring and other charges consists primarily of employee termination benefits of approximately $2.1 million for the three months ended March 31, 2023 as a result of the restructuring announced in March 2023. The entirety of the increase in restructuring and other charges is due to the restructuring discussed above.

Total Non-operating (Income) Expense, Net

Total non-operating (income) expense, net consists primarily of the change in fair value of the Earn Out Liability, SPAC Warrants, and other instruments carried at fair value, realized and unrealized gains and losses on foreign currency transactions and balances, and interest expense related to the term loans.

The following table sets forth our total interest expense, net and other expense (income), net for the periods indicated (in thousands, except percentages):

	Three months ended March 31,		Change
	2023	2022	$	%
Interest expense, net	$5,707	$8,202	$(2,495)	(30.4)%
Change in fair value of SPAC Warrants	110	(14,895)	15,005	(100.7)%
Change in fair value of Earn Out Liability	(1,498)	(73,177)	71,679	(98.0)%
Change in fair value of share-settled redemption feature and gain on conversion of convertible notes	—	(29,512)	29,512	(100.0)%
Other (income) expense, net	(2,712)	2,624	(5,336)	(203.4)%
Total interest expense, net and other expense (income), net	$1,607	$(106,758)	$108,365	(101.5)%

Interest expense, net. Interest expense, net decreased due to the conversion of our convertible promissory notes (the “Convertible Notes”) to equity.

Change in fair value of SPAC Warrants. The change in the fair value of the SPAC Warrants is impacted by the initial recognition of, and subsequent fair value adjustments to, the SPAC Warrants. The change in the fair value of this line item resulted primarily from a decrease in our stock price period-over-period.

Change in fair value of Earn Out Liability. The change in the fair value of the Earn Out Liability is impacted by the initial recognition of, and subsequent fair value adjustments to, the Earn Out Liability. The change in the fair value of this line item resulted from a decrease in our stock price period-over-period.

Other expense (income), net. Other expense, net decreased, primarily due to fluctuations in foreign currency rates which impacted the remeasurement of foreign balances to reporting currency.

Provision for income taxes

As of March 31, 2023 and 2022, we have recorded a full valuation allowance against our deferred tax assets due to our history of losses.

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

The following table sets forth the provision for income taxes for the periods indicated (in thousands, except percentages):

	Three months ended March 31,		Change
	2023	2022	$	%
Provision for income taxes	$81	$31	$50	161.3%

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

FCF

The following table presents the calculation of FCF for the periods indicated (in thousands):

	Three months ended March 31,
	2023	2022
Cash used in operating activities	$(35,492)	$(50,693)
Cash used in investing activities	(7,478)	(11,616)
FCF, including restructuring costs	(42,970)	(62,309)
Cash paid for restructuring costs	1,597	—
FCF, excluding restructuring costs	$(41,373)	$(62,309)

Free Cash Flow, excluding restructuring costs, represents cash used in operating activities less cash used in investing activities, excluding the impact of restructuring charges. The most directly comparable GAAP financial measure is cash used in operating activities. Our near-term focus is to reach positive FCF, as detailed in our Cash Flow Positive Plan. Our Cash Flow Positive Plan seeks to reach positive FCF without additional fundraising and while preserving strong liquidity. The Cash Flow Positive Plan includes four key levers: (i) reducing cash costs; (ii) reducing planned pace of signing new units (growing primarily by opening previously Contracted Units); (iii) only targeting 100% “capital light” deals for any incremental unit signings, whereby real estate owners fund the vast majority of our upfront capital expenditures in exchange for slightly higher rents; and (iv) focusing on RevPAR initiatives with a quick return on investment, such as increasing prices, adding parking fees, or other similar add-on options to bookings, and more.

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

The change in FCF period-over-period represented a 33.6% improvement, primarily driven by a decrease in cash used in operating activities of $15.2 million and a decrease in cash used in investing activities of $4.1 million. Refer to the section entitled “Liquidity and Capital Resources – Cash Flow Information” below for further discussion surrounding the changes in our cash flow figures period-over-period.

Cash Contribution and CCM

The following table presents the calculation of Cash Contribution and CCM for the periods indicated (in thousands):

	Three months ended March 31,
	2023	2022
Non-property level sales and marketing:
Sales and marketing	$15,836	$9,461
Less: property level sales and marketing	11,672	6,814
Non-property level sales and marketing	$4,164	$2,647

Non-property level operations and support:
Operations and support	$56,157	$48,267
Less: property level operations and support	31,486	22,104
Non-property level operations and support	$24,671	$26,163

Non-property level operating expenses:
General and administrative	$32,745	$36,981
Add: research and development	6,580	7,625
Add: non-property level sales and marketing	4,164	2,647
Add: non-property level operations and support	24,671	26,163
Less: stock-based compensation	12,180	6,680
Less: depreciation and amortization	7,048	5,630
Non-property level operating expenses	$48,932	$61,106

Cash Contribution:
Cash used in operating activities	$(35,492)	$(50,693)
Add: cash paid for restructuring costs	1,597	—
Add: non-property level operating expenses	48,932	61,106
Cash contribution (numerator)	$15,037	$10,413
Revenue (denominator)	$120,738	$80,466
CCM(1)	12.5%	12.9%
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

CCM declined slightly from the three months ended March 31, 2022 to the three months ended March 31, 2023, largely due to the timing of working capital changes in operating cash flow and, to a lesser extent, a change in the classification of certain costs from non property-level costs to property-level costs in the current period. Refer to the section entitled “Liquidity and Capital Resources – Cash Flow Information” below for further discussion surrounding the changes in our cash flow figures period-over-period.

Liquidity and Capital Resources

Sources and Uses of Liquidity

At March 31, 2023, we had a cash balance, excluding restricted cash, of $218.0 million, which was held for working capital purposes. Cash consists of checking and interest-bearing accounts. Reaching sustainable positive Free Cash Flow is our primary focus in the near-term, as detailed in our Cash Flow Positive Plan. Once we reach positive Free Cash Flow, we expect cash from operations will provide our principal source of liquidity. We generate cash from transactions through Sonder.com or the Sonder app which are settled through a payment processor, from transactions with third party corporate customers which are settled based on contractual terms, and indirectly through OTAs, which are also settled based on contractual terms. The most significant source of liquidity in 2022 was the consummation of the Business Combination. This resulted in an increase in cash of approximately $401.9 million, net of the pay down of $24.7 million of debt, and non-recurring transaction costs of approximately $58.6 million. The most significant source of cash for the three months ended March 31, 2023 was cash inflows from guest bookings.

We have incurred losses since inception, and we expect to continue to incur additional losses in the future. At March 31, 2023, our accumulated deficit was $1.1 billion. Our operations to date have been financed primarily by private equity investments in our common and redeemable convertible preferred stock, convertible notes, and other note and warrant purchase agreements, as described in Note 5, Debt, in the notes to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

We believe that our existing cash on hand is sufficient to fund our operations and debt obligations for at least the next 12 months given our significant reduction in cash burn over the last several quarters and our expectations for continued reduced burn through the remainder of 2023. Our future capital requirements will depend on many factors, including our rate of RevPAR growth, our ability to achieve cost efficiencies, our ability to provide security instruments such as letters of credit in lieu of cash deposits pursuant to leases, and the extent of real estate owners’ funding of capital expenditures and other pre-opening costs at our leased properties. To the extent that our existing cash balance and ongoing cash from operations are insufficient to fund our future activities, we may need to raise additional funds through public or private equity or debt financing, including convertible debt or short-term bridge financing, or otherwise, but such funds may not be available on acceptable terms. If sufficient cash from operations or external funding is not available, we may be unable to adequately fund our business plans and it could have a negative effect on our business, operating cash flows, and financial condition.

Most of our cash is held in the United States. At March 31, 2023, our foreign subsidiaries held $21.4 million of cash in foreign jurisdictions. We currently do not intend or foresee a need to repatriate these foreign funds. As a result of the Tax Cuts and Jobs Act of 2017, however, we anticipate the U.S. federal tax impact to be minimal if these foreign funds are repatriated and would not repatriate funds where there was a material tax cost. In addition, based on our current and future needs, we believe our current funding and capital resources for our international operations are adequate.

Debt Arrangements

Debt arrangements, such as our credit facilities and Delayed Draw Notes, have been a source of cash for our day-to-day operations. Refer to Note 5, Debt, in the notes to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for discussion of our debt arrangements, including the timing of expected maturity of such arrangements. These arrangements include our $60.0 million loan and security agreement with Silicon Valley Bank (“SVB”), now a division of First Citizens Bank.

Future Contractual Obligations

Our estimated future obligations as of March 31, 2023 include both current and long-term obligations. Our debt obligations, including both capitalized to-date and expected future paid-in-kind interest through the election date of January 2024, total $210.5 million, all of which is long-term. Additionally, we had $38.6 million of irrevocable standby letters of credit outstanding which were collateralized by our restricted cash, all of which represents a long-term cash obligation. Under our operating leases, we had a current obligation of $172.4 million and a long-term obligation of $1.2 billion.

Operating lease obligations primarily represent the initial contracted term for leases that have commenced as of March 31, 2023, not including any future optional renewal periods.

Cash Flow Information

The following table sets forth our cash flows for the periods indicated (in thousands):

	Three months ended March 31,
	2023	2022	$ Change
Net cash used in operating activities	$(35,492)	$(50,693)	$15,201
Net cash used in investing activities	(7,478)	(11,616)	4,138
Net cash provided by financing activities	8	399,726	(399,718)
Effects of foreign exchange on cash	180	(327)	507
Net change in cash, cash equivalents, and restricted cash	$(42,782)	$337,090	$(379,872)

Operating Activities

Net cash used in operating activities decreased by $15.2 million for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022, primarily due to an improvement in our operating loss performance on the 50.0% increase in revenue. Cash used in operating activities is subject to variability period-over-period as a result of timing differences, including with respect to the collection of receivables and payments of interest expense, accounts payable, and other items, as well as variability in our stock price as it relates to fair value of the SPAC Warrants and Earn Out Liability.

Investing Activities

Net cash used in investing activities decreased by $4.1 million for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022, primarily as a result of a decrease in purchases of property and equipment of $3.6 million due to the timing of onboarding new Live Units.

Financing Activities

Net cash provided by financing activities decreased by $399.7 million for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022, primarily related to net cash inflows resulting from the consummation of the Business Combination in 2022, including proceeds of $159.2 million from the Delayed Draw Notes, net of issuance costs and proceeds of $325.9 million from the Business Combination and PIPE offering, partially offset by an increase in cash outflows of $58.6 million for common stock issuance costs.

Off-Balance Sheet Arrangements

As of March 31, 2023, we had the following off-balance sheet arrangements:

Letters of Credit

We had $40.7 million of irrevocable standby letters of credit outstanding, of which $38.6 million were under our revolving credit facilities or our loan and security agreement. Letters of credit are primarily used as a form of security deposits for the buildings and partial buildings we lease. As of March 31, 2023, approximately $15.2 million of these letters of credit were issued with SVB as the providing bank.

Surety Bonds

A portion of our leases is supported by surety bonds provided by affiliates of certain insurance companies. As of March 31, 2023, we had assembled commitments from five surety providers in the amount of $64.3 million, of which $37.8 million was outstanding and was an off-balance sheet arrangement. The availability, terms and conditions, and pricing of bonding capacity are dependent on, among other things, continued financial strength and stability of the insurance company affiliates providing the bonding capacity, general availability of such capacity, our corporate credit rating, and the general perception of our financial performance.

Indemnification Agreements

See Note 10, Commitments and Contingencies, in the notes to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for a description of our indemnification agreements.

Effect of Exchange Rates

Our changes in cash can be impacted by the effect of fluctuating exchange rates. Foreign exchange had a negative effect on cash in the three months ended March 31, 2022, decreasing our total cash balance by $0.3 million at March 31, 2022, and a positive effect on cash in three months ended March 31, 2023, increasing our total cash balance by $0.2 million at March 31, 2023.

Critical Accounting Estimates

For a description of our critical accounting estimates, refer to Part II, Item 7, Critical Accounting Estimates in our Annual Report on Form 10-K for the year ended December 31, 2022. There have been no material changes to our critical accounting policies and estimates since our Annual Report on Form 10-K for the year ended December 31, 2022.

Recent Accounting Standards

See Note 2, Recently Issued Accounting Standards, in the notes to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for a description of recently adopted accounting standards and recently issued accounting standards not yet adopted.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in our market risk from the information provided in Part II, Item 7, Quantitative and Qualitative Disclosures About Market Risk, in our Annual Report on Form 10-K for the year ended December 31, 2022.

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

Material Weaknesses in Internal Control Over Financial Reporting

As disclosed in Part II, Item 9A of our Annual Report on Form 10-K, as of December 31, 2022, management concluded that the following material weaknesses in internal control existed for the Company. Management concluded that these material weaknesses still exist as of March 31, 2023.

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

Control Activities and Control Environment

Given the aggregation of the lease material weakness noted above and other control deficiencies, we have identified related material weaknesses based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), including: (i) deficiencies in the principles associated with the control activities component of the COSO framework relating to establishment of formal policies and procedures and consistent application thereof, and (ii) deficiencies in the principles associated with the control environment component of the COSO framework relating to hiring and training sufficient personnel to timely support the Company’s internal control objectives to ascertain whether the components of internal control are present and functioning.

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

Changes in Internal Control over Financial Reporting

Other than the remediation efforts in progress, during the period covered by this report, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

•    We may be unsuccessful in achieving positive, sustainable Free Cash Flow without additional fundraising, and restructuring initiatives may not provide the expected benefits and could adversely affect us.
•    Our actual results may differ materially from our forecasts and projections.
•    Our results could be negatively affected by inflation and other macroeconomic factors and by changes in travel, hospitality, and real estate markets.
•    We may be unable to negotiate satisfactory leases or other arrangements to operate new properties, onboard new properties in a timely manner, or renew or replace existing properties on satisfactory terms or at all.

•    Our common stock may fail to regain compliance with Nasdaq’s minimum bid price rule and we may otherwise fail to continue to meet Nasdaq’s listing standards.
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
•    We have a history of net losses, and we may not be able to achieve or maintain profitability in the future.
•    We depend on landlords to deliver properties in a suitable condition and to manage and maintain them.
•    Claims, lawsuits, and other proceedings relating to our leases could adversely affect our business and financial condition.
•    Our long-term and fixed-cost leases limit our operating flexibility.
•    Our leases may be subject to termination prior to the scheduled expiration of the term, which can be disruptive and costly.
•    Our long-term success depends, in part, on our ability to expand internationally, and our business is susceptible to risks associated with international operations.
•    We may be unable to effectively manage our growth.
•    We may be unable to attract new guests or generate repeat bookings from previous guests.
•    Our success depends on acceptance by guests and property owners of our distinctive type of hospitality services.
•    We operate in the highly competitive hospitality market.
•    Third-party distribution channels have historically accounted for a substantial percentage of our bookings and business generated through such channels could adversely affect guest loyalty and poses other risks to us.
•    Our results of operations vary from period-to-period, and historical performance may not be indicative of future performance.
•    Certain measures we use to evaluate our operating performance may be subject to future adjustments.
•    Our business depends on our reputation and the strength of our brand, and any deterioration could adversely impact our market share, revenues, business, financial condition, or results of operations.
•    We may become involved in claims, lawsuits, and other proceedings incidental to the ordinary course of our business that could adversely affect our business, financial condition, and results of operations.
•    We may be subject to liability or reputational damage for guests’ activities or other incidents and potential health and safety issues at our properties.
•    We are subject to the risk of financial and reputational damage due to fraud.
•    We face challenges in attracting and retaining key personnel and sufficient, highly skilled personnel, and are subject to risks, including unionized labor, associated with employment of hospitality personnel.
•    We have identified and may in the future identify material weaknesses in our internal control over financial reporting or we may otherwise fail to maintain an effective system of internal controls, which may result in material misstatements of our consolidated financial statements.
•    Our business could be harmed if we are unable to adapt to changes in technology.
•    We rely on third parties for certain services and technologies, include payment processing, and their availability and performance are uncertain.
•    Our processing, storage, use and disclosure of personal data expose us to risks of internal or external security breaches and could give rise to claims, governmental investigations and penalties, other liabilities, increased costs including higher insurance premiums, damage to reputation, and/or reduced revenue.
•    Limitations in our technologies, systems, and network infrastructure, or disruptions in Internet access or guests’ usage of mobile devices, could adversely affect us.
•    Supply chain interruptions may increase our costs or reduce our revenues.
•    Public health concerns, including but not limited to the COVID-19 pandemic and any future public health crises, may have a negative impact on us.
•We face risks related to our intellectual property.
•    Costs relating to the opening, operation and maintenance of our leased properties could be higher than expected.
•    Our properties are concentrated in a limited number of cities, which increases our exposure to local factors affecting demand or hospitality operations.
•    We may be unable to introduce upgraded amenities, services or features for our guests in a timely and cost-efficient manner.
•    Failure to comply with governmental regulations, such as securities regulations, anti-bribery laws, import/export controls (including sanctions), privacy, data protection, consumer protection, marketing, and advertising laws could adversely affect us.

•    Our business is highly regulated across multiple jurisdictions, including evolving and sometimes uncertain short-term rental regulations and tax laws, which may limit our growth, cause us to incur compliance costs, or otherwise negatively affect us.
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

Our focus on achieving positive, sustainable Free Cash Flow may be unsuccessful, we may not realize some or all of the expected benefits of our previously announced restructuring or any future restructuring initiatives, and our restructuring efforts may adversely affect our business.

The focus of our Cash Flow Positive Plan is to achieve positive, sustainable Free Cash Flow without additional fundraising, by reducing cash costs, reducing our planned pace of signing new Contracted Units, increasing our focus on signing “capital light” properties, and focusing on rapid payback RevPAR initiatives. The Cash Flow Positive Plan includes a restructuring of operations, with a reduction in corporate and frontline headcount in mid-2022, as well as a further reduction in corporate headcount announced on March 1, 2023. In early 2020, we also undertook staff furloughs and reductions, lease exits, and other cost-saving actions due to the COVID-19 pandemic, and we may undertake other restructuring or cost-saving initiatives in the future. The actions we announced in June 2022 and on March 1, 2023, as well as future restructuring or cost-saving initiatives, may not achieve our goal of achieving positive FCF without additional fundraising, or at all, increase the number of “capital light” properties in our portfolio, or otherwise achieve our cash flow, profitability or operational objectives. The reduction in our pace of signings and our increased focus on signing “capital light” properties may result in fewer Live Units than we have forecasted, which may result in lower than expected revenues and cash flow.

In addition, implementing any restructuring plan presents potential risks that may impair our ability to achieve anticipated cost reductions, revenue enhancements, or operational improvements. These risks include the potential for inadequate support of important business functions due to staffing changes and other cost reductions, management distraction from ongoing business activities, potential failure to maintain adequate controls and procedures while executing our restructuring plans, and damage to our reputation and brand image with real estate owners, potential guests and others. Additionally, as a result of restructuring initiatives, we may experience a loss of continuity and accumulated knowledge, as well as adverse effects on employee morale and productivity and on our ability to attract and retain highly skilled employees. Increased employee attrition and difficulties in recruiting could, among other things, impair our ability to maintain and enhance our internal controls and procedures, complicate our efforts to pursue new RevPAR initiatives and execute effectively on engineering and technology development projects, cause inefficiencies, and make it more difficult to pursue, open and operate new properties. Any of the above consequences could adversely impact our business, and we may not achieve positive FCF when we anticipate, or at all.

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

Our business is particularly sensitive to trends in the travel, hospitality, and real estate markets, and trends in the general economy, which are unpredictable. The probability of a recession appears to be growing, as many economists are now predicting a global recession in 2023 or 2024. Travel, including demand for accommodations, is highly dependent on discretionary spending levels. As a result, hospitality sales tend to decline during general economic downturns and recessions, and times of political or economic uncertainty, as consumers engage in less discretionary spending, are concerned about unemployment or inflation, have reduced access to credit, or experience other concerns or effects that reduce their ability or willingness to travel. Leisure travel in particular, which we believe accounts for a majority of our bookings, is dependent on discretionary consumer spending levels. Downturns in worldwide or regional economic conditions have led to a general decrease in leisure travel and travel spending, and similar downturns or inflationary pressures in the future, such as from geopolitical and recessionary macroeconomic conditions, may materially adversely impact demand for our accommodations. Such a shift in consumer behavior could materially and adversely affect our business, results of operations, and financial condition. Therefore, our operating results may be adversely affected by changes in the broader economy and the travel, real estate and vacation rental industries.

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

We may not be able to add sufficient properties to our portfolio that meet our brand standards, at an acceptable cost and on acceptable terms, to meet our strategic growth goals and financial forecasts. Due to the number of properties that we have already secured under leases or other arrangements in many major U.S. and Canadian cities, we may find it more difficult to find additional attractive properties in those markets. In Europe and other international markets, we have less experience and fewer real estate personnel, and local regulations and real estate industry practices may make it more difficult to locate properties that are strategically aligned with our business model. Recent increases in interest rates, inflation in construction and other costs, and concerns about a recession have caused and may continue to cause some property developers to delay or abandon development projects that we would otherwise seek to add to our portfolio. Even where we identify suitable properties, we may not be able to negotiate leases or other arrangements on commercially reasonable terms. Real estate owners may not accept our proposed terms, including due to our recently increased focus on signing agreements with lower capital expenditure obligations and quick payback timeframes. We may have difficulties in providing real estate owners with acceptable letters of credit in lieu of cash deposits, and these difficulties may intensify due to any adverse developments affecting our letter of credit providers, such as the March 2023 government-arranged closure and receivership of Silicon Valley Bank (“SVB”), now a division of First Citizens Bank, one of the financial institutions that we use for letters of credit. Any such difficulties may result in higher cash outlays for lease security deposits, delays in signing leases as alternative sources of security are sought, or additional complications in signing leases in a timely manner. Certain real estate owners have been and may continue to be reluctant to enter into or continue transactions with us due to the recent decline in our stock price, which recently went below $1.00 per share and has remained there through the date of this report, and the April 2023 notification from Nasdaq about our common stock’s non-compliance with Nasdaq’s minimum bid price rule, and related concerns of owners or their lenders about our creditworthiness, future cash position or ability to raise capital. See the paragraph entitled “We may fail to continue to meet the listing standards of Nasdaq, and as a result our common stock and publicly traded warrants may be delisted, which could have a material adverse effect on the liquidity and trading price of our common stock and warrants and on our ability to raise capital, and other adverse consequences,” below.

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

Even when we succeed in signing a lease for a new property, the landlord or developer may be unable or unwilling to deliver the property in the timeline initially provided for or in the condition originally agreed to, or we may encounter other unforeseen delays in preparing the property for initial guest bookings. We refer to this process as “building opening.” Delays in building openings also may occur due to supply chain shortages including fixtures, furnishings and other materials, delays in governmental permits and approvals, landlords’ and developers’ delays in obtaining adequate financing, labor shortages, or the unavailability of third-party contractors. Later than expected building openings at properties also results in a delay in generating revenue from such properties, which could cause us to miss our financial forecasts or fall short of our previously announced Cash Flow Positive Plan goals. In addition, the success of any new property will depend on our ability to integrate the property into existing operations, which is subject to uncertainties including potential difficulties in integrating guest-facing and back-office systems or in engaging third-party vendors to service the properties. Newly leased properties could be more difficult or expensive to onboard, have undisclosed conditions that result in unanticipated expenses or claims against us for which we may have little or no effective recourse against the landlord, or otherwise may not provide their anticipated benefits.

Our limited operating history and evolving business make it difficult to predict whether we will achieve our financial, operating and growth forecasts.

Our business continues to evolve. We have expanded significantly since our inception, including the number of cities and countries in which we operate. Within the last few years, we also have begun to operate properties with traditional hotel room layouts and with more extensive and complex amenities and systems, and to focus our expansion efforts on leasing full buildings or larger numbers of units or floors within a property. In addition, we have operated many of our leased properties for a limited period of time, and their early results may not be indicative of their long-term performance. For example, a large portion of units available for guest bookings as of March 31, 2023, which we refer to as “live” units, had been live for less than one year. Our relatively limited operating history and evolving business make it difficult to evaluate the likelihood that we will achieve our financial, operating and growth forecasts, and to predict and plan for the risks and challenges we may encounter. These risks and challenges include our ability to:

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

We have incurred net losses and negative cash flow each year since our inception, and we may not be able to achieve or maintain profitability or positive cash flow in the future. We incurred substantial net losses over the past several years, resulting in an accumulated deficit of $1.1 billion at March 31, 2023. We also had negative cash flow from operating activities of $35.5 million and $50.7 million for the three months ended March 31, 2023 and 2022, respectively. Our expenses will likely increase in the future as we seek to expand in existing and new domestic and international markets, focus heavily on sales and marketing efforts, continue to invest in new technologies, internal systems, designs and unit amenities, expand our operations, and hire additional employees. These efforts may be more costly than expected and may not result in expected increases in revenue or growth in our business, which would impair our ability to achieve or maintain profitability or positive cash flow. Our Cash Flow Positive Plan announced in June 2022 may not provide the cash flow, cost savings or other benefits that we anticipate, as described above.

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

We are experiencing, and may in the future experience, shortages of qualified hospitality personnel. Hospitality personnel in many markets left the industry due to the effects of the COVID-19 pandemic, and we may experience further staffing shortages again in the future. Local labor shortages may arise for other reasons, from time to time. If we are unable to hire, train and integrate a sufficient number of hospitality personnel when needed, if new hires perform poorly, or if we are unsuccessful in retaining existing employees, we may not be able to meet our business and growth objectives and provide effective guest services. A shortage of qualified hospitality personnel could also result in higher wages that would increase our labor costs, which could reduce our profits.

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

Our success depends in part on our relationships with third-party distribution channels to list our units online and raise awareness of our brand. In particular, we generate demand by marketing our units with OTAs, such as Airbnb, Booking.com, and Expedia. Bookings through these OTAs and other indirect channels accounted for over half of our revenues in the three months ended March 31, 2023. The terms of some of our agreements with these partners allow the partner to change or terminate terms at their discretion. If any of our partners terminate their relationship with us or refuse to renew their agreement with us on commercially reasonable terms, we would need to find alternate providers and may not be able to secure similar terms or replace such providers in acceptable time frames. Additionally, many of these OTAs have discretion in how units are listed or prioritized within their platform and may unilaterally reduce the visibility of our units. Our revenues could be adversely affected if our units are not featured prominently or accurately within OTA platforms for any reason, including changes in an OTA’s relationship with us or its competitors, errors by an OTA, outages experienced by an OTA, disruptions in the interconnection of our systems with OTAs’ systems, or otherwise. For example, certain of our units have been temporarily removed from OTAs’ platforms due to misunderstandings about our units’ regulatory status or misclassification of units by local regulators, resulting in lost revenue. If our relationship with an OTA is terminated or the OTA makes changes that reduce the prominence of our units on its platform, our revenue could be materially adversely affected.

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

Our strategy includes increasing the proportion of stays booked directly with us through our website, mobile app, and our sales personnel, but we may be unsuccessful in increasing direct bookings, and we expect to continue to rely to a significant extent on bookings through OTAs and other Internet-based travel intermediaries. In the three months ended March 31, 2023, over half of our revenues were attributable to bookings through OTAs and other indirect channels. Major Internet search companies also provide online travel services that compete with our direct bookings. If indirect channels increase in popularity, these intermediaries may be able to obtain higher commissions or other concessions from us. Some travel intermediaries are also entering into arrangements that compete with us more directly, such as partnering with hotel owners to provide access to technology or consumer data, or to operate under the intermediary’s brand. Intermediaries may reduce bookings at our properties by de-emphasizing our properties in search results on their platforms, or requiring our listings to meet certain criteria, and other online providers may divert business away from our properties.

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

Fluctuations in operating results may, particularly if unforeseen, cause us to miss projections or guidance we may have provided to the public. In addition, a significant portion of our expenses and investments, such as our leases, are fixed and such fluctuations in operating results may cause us to face short-term liquidity issues, impact our ability to retain or attract key personnel or expand our portfolio of properties, or cause other unanticipated issues. Company-wide margins may also be difficult to predict because a significant portion of the property portfolio will still be opening or only recently operating at any point in time, and therefore will not be comparable to the profitability of more mature units. In addition, seasonal fluctuations obscure important trends in key metrics such as Free Cash Flow, which may fall below the expectations of investors or securities analysts and cause our stock price to fluctuate or decline. As a result of the potential variability in our quarterly revenue and operating results, we believe that quarter-to-quarter comparisons of our revenue and operating results may not be meaningful, and the results of any one quarter should not be relied upon as an indication of future performance.

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

While the metrics presented herein are based on what we believe to be reasonable assumptions and estimates, our systems and tools have a number of limitations, and our methodologies for tracking these metrics may change over time. In addition, limitations or errors with respect to how we measure data or with respect to the data that we measure may affect our understanding of certain details of our business, which could affect our long-term strategies. If the internal systems and tools we use to track these metrics understate or overstate key performance indicators or contain other technical errors, the data we report or rely upon for planning and forecasting may not be accurate. If investors do not perceive our operating metrics to be accurate, or if we discover material inaccuracies with respect to these figures, our reputation may be significantly harmed, and our results of operations and financial condition could be adversely affected.

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

Volatility or lack of performance in our stock price may also affect our ability to attract and retain employees. The value to employees of stock options that vest over time may be significantly affected by decreases in our stock price (whether or not related to or proportional to our operating performance) and may at any time be insufficient to counteract more lucrative offers from other companies. We may face challenges in retaining and recruiting such individuals due to sustained declines in our stock price that could reduce the retention value of equity awards.

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

We are also continuing to improve our internal control over financial reporting. As disclosed elsewhere in this report, we have identified material weaknesses in our internal control over financial reporting. Pursuant to the SEC rules that implement Section 404 of the Sarbanes-Oxley Act, as a public company, we are required to make a formal assessment of the effectiveness of our internal control over financial reporting, and once we cease to be an emerging growth company, we will be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. To achieve compliance with these requirements within the prescribed time period, we have engaged in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we will need to continue to dedicate internal resources, potentially engage outside consultants, and adopt a detailed work plan to assess and document the adequacy of our internal control over financial reporting, validate through testing that controls are functioning as documented, and implement a continuous reporting and improvement process for internal control over financial reporting. Despite our efforts, there is a risk that we will not be able to conclude, within the prescribed time period or at all, that our internal control over financial reporting is effective as required by Section 404 of the Sarbanes-Oxley Act. Moreover, our testing, or the subsequent testing by our independent registered public accounting firm, may reveal deficiencies in our internal control over financial reporting that are deemed to be material weaknesses.

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

We rely on software and other technologies and services supplied by third parties to provide certain services to us and our guests, including internal communications, customer service communications, web hosting, payment processing of guest credit cards, fraud prevention, lease management, accounting and other internal functions, and other technologies employed to facilitate bookings and guests’ use and enjoyment of our properties, such as digital locks and streaming television services. As new technology is developed, integration of our products and services with one another and other companies’ offerings creates an increasingly complex ecosystem that is also partly reliant on third parties. Our business may be adversely affected to the extent such software, services and technologies contain errors or vulnerabilities, are compromised or experience outages, or otherwise fail to meet expectations. Errors, outages, vulnerabilities and other issues with third-party software, services and technologies have occurred in the past, and additional issues can be expected to occur in the future. Third-party vendors may also fail to provide timely and effective support. Our increasing reliance on third parties for technology development and support may also subject us to additional risks, including potential challenges in protecting our intellectual property rights in the related technology, and reduced control over the individuals working on our technology projects. Any of these risks could increase our costs and adversely affect our business, financial condition, and results of operations. In addition, we are in the process of implementing additional third-party systems and other infrastructure, and we may encounter unexpected difficulties or disruptions in implementing or integrating these systems, possibly including disruptions to critical systems or other unanticipated effects on existing systems or other concurrent technology development projects.

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

Our business, operations, growth, and financial results had been adversely impacted by the effects of the COVID-19 pandemic and may be adversely impacted by COVID-19 or another pandemic, epidemic or infectious disease outbreak in the future.

The COVID-19 pandemic and related governmental and business responses had and may again have an adverse effect on our customers, employees, landlords and other potential business partners, and our operations. For example, public health concerns arising out of the COVID-19 pandemic and efforts to mitigate its spread caused severe economic disruptions around the world as governments, public institutions and other organizations imposed or recommended, at various times and degrees, restrictions on a wide array of activities, including travel and in-person gatherings, as well as mandatory vaccination requirements, and quarantines and lock-downs. The COVID-19 pandemic drastically reduced demand for accommodations and necessitated more restrictive approaches to guest services, and required us to take drastic steps to reduce operating costs, including phasing units from our portfolio and laying off or furloughing employees. These actions, and similar actions that may be taken in response to any future public health crisis, may negatively our hospitality operations and guest satisfaction, damage our revenues and reputation, disrupt our operations,and lead to costly or disruptive disputes, impact our ability to attract and retain employees, result in reductions in our Live Unit and/or leased unit portfolio, and reduce our ability to realize revenue.

The extent to which the COVID-19 pandemic or a future public health crisis could again impact us will depend on numerous evolving factors and future developments that are uncertain and that we are not able to predict at this time, including: the timing, extent, trajectory and duration of the pandemic; the emergence of new variants; the development, availability, distribution and effectiveness of vaccines and treatments; the imposition of protective public safety measures; and the impact of the pandemic on the global economy and demand for our products and services. Although the COVID-19 pandemic has subsided, we could again experience adverse impacts to our business as a result of any related economic recession that occurred or may occur in the future from COVID-19 or other similar global pandemics.

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

Our operations are relatively concentrated in a limited number of cities, and we expect that the majority of our operations will continue to be concentrated in a limited number of cities. As of March 31, 2023, our five largest cities (New York City, Dubai, Philadelphia, New Orleans, and Los Angeles) accounted for approximately 36.7% of our Live Units, and our 10 largest cities accounted for approximately 57.5% of our Live Units. Geographic concentration magnifies the risk to us of localized economic, political, public health and other conditions such as natural disasters. Civil unrest, public health crises, unusual weather, natural disasters, or other factors affecting travel to these cities or other markets in which we are expanding, as well as changes in local competitive conditions and regulations affecting the hospitality industry, may have a disproportionate negative effect on our revenue and on our ability to secure sufficient staffing, supplies or services for our largest markets.

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

Despite our Cash Flow Positive Plan announced in June 2022, which focuses on achieving sustainable positive Free Cash Flow, we may decide to emphasize innovation and growth over short-term financial results. We have taken actions in the past and may continue to make decisions that have the effect of reducing our short-term revenue or profitability if we believe that the decisions will benefit long-term revenue and profitability through enhanced guest experiences, penetration of new markets, greater familiarity with the Sonder brand, or otherwise. The short-term reductions in revenue or profitability could be more severe than anticipated. These decisions may not produce the expected long-term benefits, in which case our growth, guest experience, relationships with developers and landlords, and business and results of operations could be harmed.

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

In many cases, our business activities are subject to U.S. and international import and export control laws and regulations including trade and economic sanctions maintained by the Office of Foreign Assets Control, or OFAC. For example, restrictions may exist on our ability to provide services to persons located in certain U.S. embargoed or sanctioned countries or listed on certain lists of sanctioned persons. U.S. and other international authorities recently imposed, and may further impose, sanctions related to the 2022 Russian invasion of Ukraine. Additionally, the import of furniture used in various properties must be conducted in accordance with applicable import laws and regulations. While we have policies and procedures in place designed to ensure compliance with sanctions and trade restrictions and other applicable laws, our employees, contractors, partners, and agents may take actions in violation of such policies and applicable law, for which we may be ultimately held responsible. If we were to fail to comply with such import or export control laws and regulations, trade and economic sanctions, or other similar laws, we could be subject to both civil and criminal penalties, including substantial fines, possible incarceration for employees and managers for willful violations, damage to our reputation, and the possible loss of export or import privileges, any of which could have a material and adverse impact on our business, operating results and financial condition.

Risks Related to Government Regulation

Unfavorable changes in, or interpretations or enforcement of, government regulations or taxation of the evolving short-term and long-term rental, Internet and e-commerce industries could harm our operating results.

We operate in markets throughout the world and are subject to various regulatory and taxation requirements of the jurisdictions in which we operate. Our regulatory compliance efforts are burdensome because each local jurisdiction has different requirements, including with respect to zoning, licensing, permitting, sanitation, accessibility, taxes, employment, labor and health and safety, and regulations in the industry are constantly evolving. Compliance requirements that vary significantly from jurisdiction to jurisdiction reduce our ability to achieve economies of scale, add compliance costs, and increase the potential liability for compliance deficiencies. Additionally, laws or regulations that increase our costs, require changes in our business practices, or otherwise harm our business could be adopted, or interpreted in a manner that affects our activities, including but not limited to the regulation of personal and consumer information, consumer advertising, labor laws, accessibility, health and safety, taxation, and real estate and hotel licensing and zoning requirements. Violations or new interpretations of these laws or regulations may result in penalties, disrupt our ability to operate existing properties or to develop new ones, negatively impact our guest relations or operations in other ways, increase our expenses, and damage our reputation and business. Even when we are in compliance with applicable laws, a suspected violation of these laws or regulations can temporarily disrupt our ability to operate existing properties, negatively impact our guest relations or operations in other ways, damage our reputation and business, and result in loss of revenues, even if the matter is ultimately resolved in our favor.

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

From time to time, we have been involved in and expect to continue to become involved in challenges to or disputes with government agencies regarding interpretations of laws and regulations. There can be no assurance that we will be successful in these challenges or disputes.

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

As of March 31, 2023, we had indebtedness related to our Delayed Draw Notes in the aggregate principal amount of $189.6 million, including capitalized paid-in-kind interest, secured against substantially all of our assets. Risks relating to our indebtedness include:
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

The terms of certain of our indebtedness and credit facilities include a number of covenants that limit our ability and our subsidiaries’ ability to, among other things, incur additional indebtedness, grant liens, merge or consolidate with other companies or sell our assets, pay dividends, make redemptions and repurchases of stock, make investments, loans and acquisitions, change the nature of our business or engage in transactions with affiliates. In addition, we must comply with a minimum EBITDA covenant, a minimum adjusted quick ratio covenant, and a minimum liquidity covenant, and maintain our common stock’s listing on Nasdaq. Due to the March 2023 U.S. government-arranged temporary closure of SVB, we have added additional letters of credit issuance facilities and may seek additional or replacement credit arrangements, in part to support letters of credit or other security instruments for our leases of guest properties. Any future credit arrangements may have stricter covenants or other more onerous terms than our current arrangements. The terms of our indebtedness and credit facilities may restrict our current and future operations and could adversely affect our ability to finance our future operations or capital needs. In addition, complying with these covenants may make it more difficult for us to successfully execute our business strategy, including potential acquisitions, and to compete against companies that are not subject to such restrictions.

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

Risks Related to Ownership of Our Securities

We may fail to continue to meet the listing standards of Nasdaq, and as a result our common stock and publicly traded warrants may be delisted, which could have a material adverse effect on the liquidity and trading price of our common stock and warrants and on our ability to raise capital, and other adverse consequences.

Our common stock and publicly traded warrants currently trade on The Nasdaq Global Select Market. The Nasdaq Stock Market LLC has requirements for our equity securities to remain listed on Nasdaq, including a rule requiring our common stock to maintain a minimum closing bid price of $1.00 per share. On April 21, 2023, we received a notice from The Nasdaq Stock Market (“Nasdaq”) that we are not in compliance with Nasdaq’s Listing Rule 5450(a)(1), because the minimum bid price of our common stock has been below $1.00 per share for 30 consecutive business days (the “Notice”). The Notice has no immediate effect on the listing or trading of our common stock or warrants on The Nasdaq Global Select Market.

In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we have 180 calendar days, or until October 18, 2023, to regain compliance with the minimum bid price requirement. To regain compliance, the closing bid price of our common stock must be at least $1.00 per share for a minimum of ten consecutive business days during this 180 calendar day grace period, unless Nasdaq exercises its discretion to extend this ten-day period. In the event we do not regain compliance with the minimum bid price requirement by October 18, 2023, we may be eligible for an additional 180 calendar day compliance period if we elect to transfer to The Nasdaq Capital Market. To qualify, we would be required to meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for The Nasdaq Capital Market, with the exception of the minimum bid price requirement, and would need to provide written notice of our intention to cure the bid price deficiency during the second compliance period. However, if it appears to Nasdaq’s staff that we will not be able to cure the deficiency or if we are otherwise not eligible, or if our common stock has a closing bid price of $0.10 or less for ten consecutive trading days during any such compliance period, Nasdaq would notify us that our securities would be subject to delisting.

We intend to monitor our common stock’s closing bid price and assess potential actions to regain compliance with Nasdaq’s Listing Rule 5450(a)(1), including by proposing a reverse stock split for stockholder approval, if necessary. There can be no assurance that we will regain compliance with Nasdaq’s Rule 5450(a)(1) or will otherwise be in compliance with the other Nasdaq listing requirements.

If we fail to regain and maintain compliance with Nasdaq’s minimum stock price requirement or other listing requirements, our common stock and publicly traded warrants could be delisted from Nasdaq. If that occurs, the liquidity of our common stock and publicly traded warrants would be adversely affected, and their market prices could decrease. Delisting would also constitute an event of default under certain of our debt instruments, which would require us to expend cash to repay debt or replace letters of credit. It could cause other adverse consequences, such as difficulties in raising capital and in providing stock-based incentives to attract and retain personnel. Delisting could also impair our reputation and our relationships with real estate owners and other business partners, which could make it more difficult or costly for us to expand our portfolio of leased properties. In addition, our common stock could be deemed to be a “penny stock,” which could result in reduced levels of trading in our common stock, and we would also become subject to additional State securities regulations in connection with any sales of our securities.

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

The stock markets, including Nasdaq, have, from time to time, experienced significant price and volume fluctuations. Even if an active, liquid and orderly trading market develops and is sustained for our common stock, the market price of our common stock and our publicly traded warrants may be volatile and could decline significantly. In addition, the trading volume in our common stock and warrants may fluctuate and cause significant price variations to occur. The trading price of our common stock has recently declined and may decline further in the future. If the market price of our common stock declines significantly, you may be unable to resell your shares or warrants at or above the market price at which you acquired them. We cannot assure you that the market price of our common stock or warrants will not fluctuate widely or decline significantly in the future in response to a number of factors, including, among others, the following:

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed as part of this report or hereby incorporated by references to filings previously made with the SEC.

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed or Furnished Herewith
10.1#	Agreement between Dominique Bourgault and Sonder USA Inc., dated February 23, 2023					X

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	Inline XBRL Instance Document					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)					X

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

Sonder Holdings Inc.
(registrant)

May 10, 2023	/s/ Chris Berry
Date	Chris Berry
Senior Vice President and Chief Accounting Officer