Form 10-Q
period 2023-06-30
Sonder Holdings Inc.
filed 2023-08-09
CIK 1819395

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
FORM 10-Q
___________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______ to ______
Commission file number 001-39907
___________________________________
SONDER HOLDINGS INC.
___________________________________
(Exact name of registrant as specified in its charter)

Delaware	85-2097088
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
500 E 84th Ave., Suite A-10 Thornton, Colorado	80229
(Address of principal executive offices)	(Zip Code)
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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒
The registrant had 220,251,949 shares of common stock outstanding as of August 2, 2023.

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

Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:

•    our focus on achieving positive Free Cash Flow without additional fundraising and to target “capital light” lease signings, whereby real estate owners fund the vast majority of our upfront capital expenditures in exchange for slightly higher rents, as part of our Cash Flow Positive Plan announced on June 9, 2022;
•    our financial, operating and growth forecasts and projections, including our focus on revenue growth rates;
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
•    expectations about employee relations and our ability to attract and retain qualified personnel;
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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements
SONDER HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	June 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$177,444	$246,624
Restricted cash	42,069	42,562
Accounts receivable, net of allowance of $1,461 and $972 at June 30, 2023 and December 31, 2022, respectively	14,042	5,613
Prepaid expenses	8,786	8,066
Other current assets	11,516	10,065
Total current assets	253,857	312,930
Property and equipment, net	31,616	34,926
Operating lease right-of-use ("ROU") assets	1,308,719	1,209,486
Other non-current assets	13,667	16,270
Total assets	$1,607,859	$1,573,612

Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable	$19,878	$16,082
Accrued liabilities	18,555	20,131
Taxes payable	15,476	14,418
Deferred revenue	59,858	41,664
Current operating lease liabilities	183,487	158,346
Total current liabilities	297,254	250,641
Non-current operating lease liabilities	1,259,207	1,166,538
Long-term debt, net	186,884	172,950
Other non-current liabilities	1,106	3,430
Total liabilities	1,744,451	1,593,559

Commitments and contingencies (Note 10)

Stockholders’ deficit:
Common stock	21	21
Additional paid-in capital	968,047	947,601
Cumulative translation adjustment	7,652	12,985
Accumulated deficit	(1,112,312)	(980,554)
Total stockholders’ deficit	(136,592)	(19,947)
Total liabilities and stockholders’ deficit	$1,607,859	$1,573,612
See accompanying notes to unaudited condensed consolidated financial statements.

SONDER HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE LOSS
(In thousands, except per share information)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Revenue	$157,403	$121,322	$278,141	$201,788
Costs and operating expenses:
Cost of revenue (excluding depreciation and amortization)	93,244	79,187	185,277	153,083
Operations and support	52,208	54,003	108,365	102,270
General and administrative	30,169	31,277	62,914	68,258
Research and development	5,563	8,088	12,143	15,713
Sales and marketing	18,231	12,414	34,067	21,875
Restructuring and other charges	—	4,033	2,130	4,033
Total costs and operating expenses	199,415	189,002	404,896	365,232
Loss from operations	(42,012)	(67,680)	(126,755)	(163,444)

Interest expense, net	6,155	4,382	11,862	12,584
Change in fair value of SPAC Warrants	(508)	(9,419)	(398)	(24,314)
Change in fair value of Earn Out Liability	(435)	(23,345)	(1,933)	(96,522)
Change in fair value of share-settled redemption feature and gain on conversion of convertible notes	—	—	—	(29,512)
Other (income) expense, net	(2,079)	6,251	(4,791)	8,875
Total non-operating expense (income), net	3,133	(22,131)	4,740	(128,889)
Loss before income taxes	(45,145)	(45,549)	(131,495)	(34,555)
Provision for income taxes	182	117	263	148
Net loss	$(45,327)	$(45,666)	$(131,758)	$(34,703)

Basic and diluted net loss per common share	$(0.21)	$(0.21)	$(0.61)	$(0.18)

Other comprehensive loss:
Net loss	$(45,327)	$(45,666)	$(131,758)	$(34,703)
Change in foreign currency translation adjustment	(2,696)	5,085	(5,333)	7,084
Comprehensive loss	$(48,023)	$(40,581)	$(137,091)	$(27,619)
See accompanying notes to unaudited condensed consolidated financial statements.

SONDER HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
Three and six months ended June 30, 2023
(In thousands, except share information)
(Unaudited)

	Common Stock		Post-Combination Exchangeable Common Stock		Additional Paid-in Capital	Accumulated Translation Adjustment	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount
Balance at December 31, 2022	198,394,331	$21	20,389,216	$—	$947,601	$12,985	$(980,554)	$(19,947)
Exercise of common stock options	9,266	—	—	—	8	—	—	8
Vesting of restricted stock units	517,068	—	—	—	—	—	—	—
Conversion of exchangeable stock	930,512	—	(930,512)	—	—	—	—	—
Stock-based compensation	—	—	—	—	12,180	—	—	12,180
Components of comprehensive loss:
Net loss	—	—	—	—	—	—	(86,431)	(86,431)
Change in cumulative translation adjustment	—	—	—	—	—	(2,637)	—	(2,637)
Balance at March 31, 2023	199,851,177	$21	19,458,704	$—	$959,789	$10,348	$(1,066,985)	$(96,827)
Exercise of common stock options	121	—	—	—	—	—	—	—
Vesting of restricted stock units	971,242	—	—	—	—	—	—	—
Conversion of exchangeable stock	197,849	—	(197,849)	—	—	—	—	—
Stock-based compensation	—	—	—	—	8,258	—	—	8,258
Components of comprehensive loss:
Net loss	—	—	—	—	—	—	(45,327)	(45,327)
Change in cumulative translation adjustment	—	—	—	—	—	(2,696)	—	(2,696)
Balance at June 30, 2023	201,020,389	$21	19,260,855	$—	$968,047	$7,652	$(1,112,312)	$(136,592)
See accompanying notes to unaudited condensed consolidated financial statements.

SONDER HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT (continued)
Three and six months ended June 30, 2022
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

SONDER HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT (continued)
Three and six months ended June 30, 2022 (continued)
(In thousands, except share information)
(Unaudited)

	Redeemable Convertible Preferred Stock		Exchangeable Preferred Stock		Common Stock		Exchangeable Series AA Stock		Post-Combination Exchangeable Common Stock		Additional Paid-in Capital	Accumulated Translation Adjustment	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at March 31, 2022	—	$—	—	$—	184,679,117	$20	—	$—	32,335,354	$—	$930,519	$9,298	$(803,849)	$135,988
Exercise of common stock options	—	—	—	—	375,891	—	—	—	—	—	574	—	—	574
Vesting of restricted stock units	—	—	—	—	29,742	—	—	—	—	—	57	—	—	57
Conversion of exchangeable stock	—	—	—	—	4,259,343	—	—	—	(4,259,343)	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	5,054	—	—	5,054
Components of comprehensive loss:
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(45,666)	(45,666)
Change in cumulative translation adjustment	—	—	—	—	—	—	—	—	—	—	—	5,085	—	5,085
Balance at June 30, 2022	—	$—	—	$—	189,344,093	$20	—	$—	28,076,011	$—	$936,204	$14,383	$(849,515)	$101,092

See accompanying notes to unaudited condensed consolidated financial statements.

SONDER HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six months ended June 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(131,758)	$(34,703)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	13,026	11,626
Stock-based compensation	20,438	11,734
Amortization of operating lease ROU assets	82,999	70,228
(Gain) loss on foreign exchange	(4,378)	6,458
Capitalization of paid-in-kind interest on long-term debt	13,135	4,253
Amortization of debt issuance costs	4	9,040
Amortization of debt discounts	797	(2,640)
Change in fair value of share-settled redemption feature and gain on conversion of convertible notes	—	(29,512)
Change in fair value of SPAC Warrants	(398)	(24,314)
Change in fair value of Earn Out Liability	(1,933)	(96,522)
Other operating activities	1,028	1,175
Changes in:
Accounts receivable, net	(9,274)	(2,941)
Prepaid expenses	(538)	(4,877)
Other current and non-current assets	1,976	3,317
Accounts payable	3,637	(22,382)
Accrued liabilities	(1,920)	6,895
Taxes payable	1,161	4,251
Deferred revenue	17,963	19,089
Operating lease ROU assets and operating lease liabilities, net	(66,710)	(24,264)
Other current and non-current liabilities	(127)	2,474
Net cash used in operating activities	(60,872)	(91,615)

SONDER HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(In thousands)
(Unaudited)

	Six months ended June 30,
	2023	2022
Cash flows from investing activities:
Purchase of property and equipment	(8,799)	(16,145)
Capitalization of internal-use software	(689)	(2,236)
Net cash used in investing activities	(9,488)	(18,381)
Cash flows from financing activities:
Proceeds from Delayed Draw Notes	—	159,225
Repayment of debt and payment of early termination fees	—	(27,745)
Proceeds from business combination and PIPE Investment	—	325,928
Common stock issuance costs	—	(58,555)
Proceeds from exercise of stock options	8	1,447
Net cash provided by financing activities	8	400,300
Effects of foreign exchange on cash	679	499
Net change in cash, cash equivalents, and restricted cash	(69,673)	290,803
Cash, cash equivalents, and restricted cash at beginning of period	289,186	69,941
Cash, cash equivalents, and restricted cash at end of period	$219,513	$360,744

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$390	$480
Cash paid for interest	$1,347	$2,044
Supplemental disclosure of non-cash investing and financing activities
Accrued purchases of property and equipment	$222	$469
ROU assets acquired	$187,037	$126,868
Conversion of convertible notes	$—	$159,172
Conversion of Legacy Sonder Warrants	$—	$1,243
Reclassification of liability-classified Legacy Sonder Warrants to equity	$—	$2,111
Recognition of Earn Out Liability	$—	$(98,117)
Recognition of SPAC Warrants	$—	$(25,985)
Issuance of Delayed Draw Warrants	$—	$5,598
Conversion of Exchangeable Stock	$—	$49,733
Conversion of Redeemable Convertible Preferred Stock	$—	$518,750
Reconciliation of cash, cash equivalents, and restricted cash:
Cash and cash equivalents	$177,444	$359,500
Restricted cash	42,069	1,244
Cash, cash equivalents, and restricted cash at end of period	$219,513	$360,744
See accompanying notes to unaudited condensed consolidated financial statements.

SONDER HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Note 1. Basis of Presentation

Nature of Operations

Sonder Holdings Inc., together with its wholly owned subsidiaries (collectively, the “Company”), provides short and long-term accommodations to travelers in various cities across North America, Europe, and the Middle East. The units in each apartment-style building and each hotel property are selected, designed, and managed directly by the Company. The Company also operates boutique hotels that are designated as Powered by Sonder properties, which each have their own unique design elements and features.
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
Basis of Financial Statement Presentation and Principles of Consolidation

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”, “U.S. GAAP”, or “generally accepted accounting principles”). The consolidated financial statements include the accounts of Sonder Holdings Inc., its wholly owned subsidiaries, and one variable interest entity (“VIE”) for which it is the primary beneficiary in accordance with consolidation accounting guidance. All intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, including normal recurring adjustments, necessary to present fairly the Company’s financial position at June 30, 2023 and December 31, 2022, its results of operations and comprehensive loss and stockholders’ deficit for the three and six months ended June 30, 2023 and 2022, and cash flows for the six months ended June 30, 2023 and 2022. The Company’s condensed consolidated results of operations and comprehensive loss and stockholders’ deficit for the three and six months ended June 30, 2023 and cash flows for the six months ended June 30, 2023 are not necessarily indicative of the results to be expected for the full year.

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

Reclassification

Certain amounts reported in previous condensed consolidated financial statements have been reclassified to conform to current period presentation. These reclassifications did not affect previously reported amounts of net loss, total assets, total stockholders’ deficit, net cash used in operating activities, net cash used in investing activities, or net cash provided by financing activities.

Restatement of Previously Reported Financial Statements

Subsequent to the issuance of the Company’s unaudited condensed consolidated financial statements for the three and six months ended June 30, 2022, the Company identified and corrected the following:

The Company recorded $12.2 million as an adjustment to correct the initial recorded fair value of $23.7 million for the Public Warrants (as defined below) upon consummation of the Business Combination. This correction was made as a $12.2 million increase to the originally recorded additional paid-in capital and a corresponding reduction to other income in the June 30, 2022 condensed consolidated statements of operations and comprehensive loss. This adjustment, in addition to the adjustments in fair value from the date of the Business Combination to the end of the three and six months ended June 30, 2022, resulted in net changes in fair value of $1.9 million and $13.3 million for the three and six months ended June 30, 2022, respectively. Further, this adjustment resulted in a change in basic and diluted net loss per share from $0.20 per share as previously reported to $0.21 per share as corrected for the three months ended June 30, 2022 and from $0.10 per share as previously reported to $0.18 per share as corrected for the six months ended June 30, 2022.

Management considers such correction to be immaterial to the previously issued condensed consolidated financial statements.

The following table presents only those line items affected by the correction as discussed above (in thousands):

	As Previously Reported	Adjustments	As Corrected
Statement of Operations and Comprehensive Loss
Three months ended June 30, 2022:
Change in fair value of SPAC Warrants	$(11,310)	$1,891	$(9,419)
Total non-operating (income) expense, net	(24,022)	1,891	(22,131)
Loss before income taxes	(43,658)	(1,891)	(45,549)
Net loss	(43,775)	(1,891)	(45,666)
Comprehensive loss	(38,690)	(1,891)	(40,581)
Basic and diluted net loss per common share	$(0.20)	$(0.01)	$(0.21)

Six months ended June 30, 2022:
Change in fair value of SPAC Warrants	$(37,634)	$13,320	$(24,314)
Total non-operating (income) expense, net	(142,209)	13,320	(128,889)
Loss before income taxes	(21,235)	(13,320)	(34,555)
Net loss	(21,383)	(13,320)	(34,703)
Less: Net loss attributable to convertible and exchangeable preferred stockholders	1,180	(1,180)	—
Net loss attributable to common stockholders	(20,203)	(14,500)	(34,703)
Comprehensive loss	(14,299)	(13,320)	(27,619)
Basic and diluted net loss per common share	$(0.10)	$(0.08)	$(0.18)

Statement of Stockholders' Equity
Three months ended June 30, 2022:
Net loss	$(43,775)	$(1,891)	$(45,666)
Accumulated Deficit	(836,195)	(13,320)	(849,515)
Total stockholders' equity at June 30, 2022	$102,262	$(1,170)	$101,092

Six months ended June 30, 2022:
Assumption of SPAC Warrants upon consummation of business combination	$(38,135)	$12,150	$(25,985)
Net loss	(21,383)	(13,320)	(34,703)
Additional Paid-in Capital	924,054	12,150	936,204
Accumulated Deficit	(836,195)	(13,320)	(849,515)
Total stockholders' equity at June 30, 2022	$102,262	$(1,170)	$101,092

Statement of Cash Flows
Cash flows from operating activities
Net loss	$(21,383)	$(13,320)	$(34,703)
Change in fair value of SPAC Warrants	(37,634)	13,320	(24,314)

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

The following table sets forth the Company’s total revenues for the periods indicated, disaggregated between direct and indirect (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Direct revenue	$78,536	$52,388	$136,875	$88,236
Indirect revenue	78,867	68,934	141,266	113,552
Total revenue	$157,403	$121,322	$278,141	$201,788

No individual guest represented over 10.0% of revenues for the three and six months ended June 30, 2023 and 2022.

One third-party corporate customer represented 15.9% of the net accounts receivable balance at June 30, 2023, and four third-party corporate customers and OTAs represented 23.8%, 18.3%, 17.0%, and 11.8%, respectively, of the net accounts receivable balance as of December 31, 2022.

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

Management has determined that the SPAC Warrants issued in the GMII IPO, which remained outstanding at consummation of the Business Combination and became exercisable for shares of the Company’s common stock, are subject to accounting treatment as a liability. At the consummation of the Business Combination and at June 30, 2023, the Company used the Public Warrants stock price to value the Public Warrants.

At consummation of the Business Combination, the Company used a Monte Carlo simulation methodology to value the Private Placement Warrants using Level 3 inputs, as the Company did not have observable inputs for the valuation. At December 31, 2022, the Company used the Black-Scholes option-pricing model to estimate the fair value of the Private Placement Warrants using Level 3 inputs. During the three months ended March 31, 2022, the Private Placement Warrants were transferred by the original holders and, in accordance with the contractual terms of the Private Placement Warrants, became Public Warrants upon transfer. As such, at June 30, 2023, the Company used the Public Warrants stock price to value all SPAC Warrants.

At June 30, 2023, the SPAC Warrants were valued at $0.04 per warrant.

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

At June 30, 2023, the Company used a Monte Carlo simulation methodology to value the Earn Out using Level 3 inputs. The key assumptions used in the Monte Carlo simulation are related to expected share-price volatility of 70.0%, expected term of 4.03 years to 4.04 years, risk-free interest rate of 4.3%, and dividend yield of 0%. The expected volatility at June 30, 2023 was derived from the volatility of comparable public companies.

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

Disclosures about Fair Value of Financial Instruments

At June 30, 2023, the Earn Out Liability and SPAC Warrants liability were included in other non-current liabilities in the condensed consolidated balance sheets. The following table summarizes the Company’s Level 1, Level 2, and Level 3 financial liabilities measured at fair value on a recurring basis as of June 30, 2023 (in thousands):

	Level 1	Level 3	Total
Earn Out Liability	$—	$484	$484
SPAC Warrants	507	—	507
Total financial liabilities measured and recorded at fair value	$507	$484	$991

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

The following table represents changes in the Company’s Level 3 liabilities measured at fair value for the six months ended June 30, 2023 (in thousands):

Level 3
Beginning balance at January 1, 2023	$2,692
Transfers out of Level 3	(275)
Change in fair value of Earn Out Liability	(1,933)
Total financial liabilities measured and recorded at fair value	$484

The following table presents changes in the Company’s Level 3 liabilities measured at fair value for the year ended December 31, 2022 (in thousands):

Level 3
Beginning balance at January 1, 2022	$33,610
Recognition of Earn Out Liability	98,117
Private Placement Warrants liability recognized upon consummation of Business Combination	14,465
Change in fair value of share-settled redemption feature upon conversion of convertible notes	(30,322)
Change in fair value of Earn Out Liability	(95,700)
Change in fair value of Private Placement Warrants liability	(14,190)
Conversion of preferred stock warrant liabilities to equity	(3,288)
Total financial liabilities measured and recorded at fair value	$2,692

There were no transfers of financial instruments between valuation levels during the six months ended June 30, 2023 and the year ended December 31, 2022, other than the transfer of the Private Placement Warrants when they became Public Warrants, as discussed above.

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

In January 2022, upon consummation of the Business Combination, the Company drew $165.0 million in Delayed Draw Notes and issued Delayed Draw Warrants to purchase 2,475,000 shares of common stock to the Purchasers. The Delayed Draw Notes have a maturity of five years from the date of issuance and are subject to interest on the unpaid principal amount at a rate per annum equal to the three-month secured overnight financing rate (“SOFR”) plus 9.00%. For the first two years, the Company may elect and has elected payment-in-kind interest, quarterly in arrears. The Delayed Draw Notes are secured by substantially all of the assets of the Company. The Delayed Draw Warrants expire five years after issuance.

Long term debt, net consisted of the following at the dates indicated (in thousands):

	June 30, 2023	December 31, 2022
Principal balance, including capitalized paid-in-kind interest	$196,394	$183,245
Less: debt discount related to Delayed Draw Warrants, net of amortization	(4,559)	(4,945)
Less: unamortized debt discount and deferred issuance costs	(4,951)	(5,350)
Long-term debt, net	$186,884	$172,950

Convertible Notes

In January 2022, upon consummation of the Business Combination, the outstanding principal and accrued and unpaid interest of the Company’s convertible notes were automatically converted into 19,017,105 shares of common stock for a value of $159.2 million. As a result, the Company recognized a gain on conversion of $29.5 million as a result of a change in the fair value of the share-settled redemption feature and $159.2 million additional-paid-in-capital. The Company also recognized the change in fair value of the share-settled redemption feature, prior to conversion, of $30.3 million, expense related to the debt discount of $10.0 million and interest expense of $1.4 million.

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

2022 Loan and Security Agreement

In December 2022, the Company entered into a loan and security agreement with Silicon Valley Bank (“SVB”) (now, a division of First Citizens Bank) (the “2022 Loan and Security Agreement”) for an aggregate principal balance of $60.0 million with a maturity date of December 21, 2025. The facility may be utilized for revolving loans or letter of credit issuances only if not fully collateralized per the terms of the agreement. As of June 30, 2023, all letters of credit under this facility are fully collateralized. The 2022 Loan and Security Agreement includes: (i) a letter of credit fee for each letter of credit equal to 1.5% per annum of the dollar equivalent of the face amount of each letter of credit issued and (ii) a non-use fee equal to 0.25% per annum of the average unused portion of the revolving line of credit.

In April 2023, the Company amended the 2022 Loan and Security Agreement. Among other things, the amendment reduced the required cash holdings account balances in the Company’s operating accounts, securities accounts, and depository accounts at or through SVB or its affiliates, amends the minimum consolidated adjusted EBITDA financial covenant in the 2022 Loan and Security Agreement, and provides additional flexibility to the Company under certain of the negative covenants in the agreement.

Furthermore, the Company provided cash collateral for all outstanding letters of credit with SVB as of and subsequent to June 30, 2023, and as a result, may not draw revolving loans against the facility. As such, the Company is in compliance with all financial covenants related to the 2022 Loan and Security Agreement, as amended, as of the date the condensed consolidated financial statements were issued. Additionally, as of the same date, there were no borrowings outstanding on the 2022 Loan and Security Agreement. Outstanding letters of credit at June 30, 2023 and December 31, 2022 under the 2022 Loan and Security Agreement totaled $17.9 million and $10.1 million, respectively.

Credit Facilities

2020 Credit Facility: In February 2020, Legacy Sonder entered into a revolving credit agreement (the “2020 Credit Facility”) for an aggregate principal balance of $50.0 million with a maturity date of February 21, 2023. In December 2022, the 2020 Credit Facility was terminated in conjunction with the Company obtaining the 2022 Loan and Security Agreement.

2020 Québec Credit Facility: In December 2020, a Canadian subsidiary of the Company entered into an agreement with Investissement Québec, a Quebecois public investment entity, that provides a loan facility of CAD $25.0 million and an additional loan, referred to as a conditional-refund financial contribution (“CRFC”), of CAD $5.0 million (the “2020 Québec Credit Facility”). The loan and the CRFC bear interest at a fixed rate of 6.0% per annum for a period of 10 years starting from the first date of the loan disbursement. At June 30, 2023 and December 31, 2022, the Company was in compliance with all financial covenants related to the 2020 Québec Credit Facility, but had not yet met the drawdown requirements, and as such, there have been no borrowings against the 2020 Québec Credit Facility.

Restricted Cash

Throughout 2023 and 2022, the Company entered into multiple cash collateral agreements in connection with the issuance of letters of credit and corporate credit card programs. At June 30, 2023 and December 31, 2022, the Company had $42.1 million and $42.6 million, respectively, of cash collateral which is reported as restricted cash on the condensed consolidated balance sheets.

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

Components of lease expense were as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Operating lease cost	$74,579	$65,876	$149,838	$128,823
Short-term lease cost	(201)	477	431	479
Variable lease cost	371	944	1,872	1,587
Total operating lease cost	$74,749	$67,297	$152,141	$130,889

Supplemental information related to operating leases was as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Cash payments for operating leases	$74,958	$56,838	$143,173	$106,603
New operating lease ROU assets obtained in exchange for operating lease liabilities	$148,510	$11,968	$187,037	$126,868

Total operating lease cost for the three months ended June 30, 2023 and 2022 was $74.7 million and $67.2 million, respectively, of which $74.3 million and $64.5 million, respectively, is recognized in cost of revenues, $0.2 million and $0.2 million, respectively, in operations and support, and $0.2 million and $1.1 million, respectively, in general and administrative in the condensed consolidated statements of operations and comprehensive loss.

Total operating lease cost for the six months ended June 30, 2023 and 2022 was $152.1 million and $130.9 million, respectively, of which $150.6 million and $128.1 million, respectively, is recognized in cost of revenues, $0.4 million and $0.9 million respectively, in operations and support, and $1.1 million and $1.9 million, respectively, in general and administrative in the condensed consolidated statements of operations and comprehensive loss.

Note 7. Warrants and Stockholders’ Deficit

The condensed consolidated statements of stockholders’ deficit reflect the consummation of the Business Combination on January 18, 2022. As Legacy Sonder was deemed the accounting acquirer in the Business Combination with GMII, all periods prior to the closing date reflect the balances and activity of Legacy Sonder. The balances at March 31, 2022 from the consolidated financial statements of Legacy Sonder as of that date, share activity (redeemable convertible preferred stock, exchangeable shares, and common stock), and per share amounts were retroactively adjusted, where applicable, using the recapitalization exchange ratio of 1.4686. All redeemable convertible preferred stock classified as mezzanine equity was converted into common stock, and reclassified into permanent equity as a result of the Business Combination.

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

The SPAC Warrants are accounted for as liabilities, as there are certain terms and features of the warrants that do not qualify for equity classification in accordance with ASC 815-40. The fair value of the Public Warrants and the Private Placement Warrants at December 31, 2022 was a liability of $0.3 million and $0.6 million, respectively, and was recorded in other non-current liabilities in the condensed consolidated balance sheets. At June 30, 2023, the fair value of the SPAC Warrants was $0.5 million and was recorded in other non-current liabilities in the condensed consolidated balance sheets. The change in fair value of $0.4 million for the six months ended June 30, 2023 is reflected as non-operating income in the condensed consolidated statements of operations and comprehensive loss.

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

The Company had the following authorized and outstanding Post-Combination Exchangeable Common Stock at each of the dates indicated (in thousands except per share amounts):

	June 30, 2023	December 31, 2022
Shares Authorized	40,000,000	40,000,000
Shares Issued and Outstanding	19,260,855	20,389,216
Issuance Price Per Share	$1.54	$1.54
Net Carrying Value	$29,662	$31,399
Aggregate Liquidation Preference	$29,662	$31,399

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

The Company had reserved the following shares of common stock for future issuance as of the dates indicated:

	June 30, 2023	December 31, 2022
Post-Combination Exchangeable Common Shares	19,260,855	20,389,216
Outstanding stock options	46,139,908	36,679,007
Outstanding restricted stock units (“RSUs”)	9,923,367	11,691,813
Outstanding market stock units (“MSUs”)	12,059,978	12,059,978
Outstanding warrants liability	14,499,946	14,499,946
Shares issuable pursuant to Earn Out Liability	14,500,000	14,500,000
Outstanding Delayed Draw Note warrants liability	2,475,000	2,475,000
Shares available for grant under the Employee Stock Purchase Plan	7,060,491	4,872,922
Shares available for grant under the 2021 Equity Incentive Plan	14,450,829	8,887,778
Shares available for grant under the 2023 Inducement Equity Incentive Plan	1,187,372	—
Total common stock reserved for future issuance	141,557,746	126,055,660

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

Stock-based Compensation Expense

Total stock-based compensation expense is as follows for the periods indicated (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Operations and support	$2,140	$1,042	$5,282	$1,972
General and administrative	4,980	3,091	12,132	8,020
Research and development	938	844	2,547	1,586
Sales and marketing	200	77	477	156
Total stock-based compensation expense	$8,258	$5,054	$20,438	$11,734

Stock Options: The Company measures stock-based compensation expense for stock options at the grant date fair value of the award and recognizes the expense on a straight-line basis over the requisite service period, which is generally the vesting period. The fair value of stock options is estimated using the Black-Scholes option-pricing model. During the three and six months ended June 30, 2023, the Company recorded stock-based compensation expense from stock options of approximately $5.9 million and $15.7 million, respectively. During the three and six months ended June 30, 2022 the Company recorded stock-based compensation expense from stock options of approximately $3.6 million and $8.1 million, respectively.

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

The following table summarizes the key assumptions used to determine the fair value of the Company’s stock options granted to employees, non-employees, officers, and directors:

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Expected term (in years)	6.21 - 6.22	4.15	6.21 - 6.22	4.09 - 4.15
Expected volatility	50.5% - 50.6%	55.4%	50.4% - 50.6%	54.7% - 55.4%
Dividend yield	—%	—%	—%	—%
Risk-free interest rate	3.50% - 3.58%	2.84%	3.50% - 3.99%	1.79% - 2.84%
Weighted-average grant-date fair value per share	$0.29 - $0.32	$0.97	$0.29 - $0.68	$0.97 - $2.13

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

The Company recognized $0.5 million and $1.0 million in stock-based compensation expense related to the Market Capitalization Condition of the 2019 CEO Option Award and the 2021 CEO Option Award during the three and six months ended June 30, 2023, respectively, and $0.5 million and $2.7 million during the three and six months ended June 30, 2022, respectively.

RSUs

The fair value of the Company’s RSUs is expensed ratably over the vesting period. The Company’s RSUs generally vest over four years, with a cliff equal to one-fourth of the award after the first year, and then quarterly thereafter over the remaining service period. For the three and six months ended June 30, 2023, the Company recorded stock-based compensation expense from RSUs of approximately $1.6 million and $3.3 million, respectively. For the three and six months ended June 30, 2022, the Company recorded stock-based compensation expense from RSUs of approximately $0.9 million.

MSUs

In May 2022, the Company issued MSUs to certain key executives in accordance with the Company’s 2021 Management Equity Incentive Plan. One-sixth of the MSUs vest upon (including prior to but contingent on) the occurrence of each of six distinct triggering events, including if certain share price targets are met, within the five-year period ending July 17, 2027.

The Company determined the grant-date fair value of the MSUs using a Monte Carlo simulation. The Company recognizes stock-based compensation for the MSUs over the requisite service period, which is approximately four years, using the accelerated attribution method. During the three and six months ended June 30, 2023, the Company did not grant any MSUs. During the three and six months ended June 30, 2023, the Company recognized approximately $0.2 million and $0.4 million, respectively, in stock-based compensation expense from MSUs. For the three and six months ended June 30, 2022, the Company recorded an insignificant amount of stock-based compensation expense from MSUs.

Note 9. Net Loss per Common Share

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

The following tables set forth the computation of basic and diluted net loss per share for the periods indicated (in thousands, except number of shares and per share information):

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Numerator:
Net loss	$(45,327)	$(45,666)	$(131,758)	$(34,703)
Denominator:
Weighted average basic and diluted common shares outstanding	218,027,496	215,085,516	217,630,938	197,658,542
Net loss per common share:
Basic and diluted	$(0.21)	$(0.21)	$(0.61)	$(0.18)

The following potential common shares outstanding were excluded from the computation of diluted net loss per share because including them would have been anti-dilutive:

	June 30,
	2023	2022
Options to purchase common stock	46,139,908	29,235,358
Common stock subject to repurchase or forfeiture	1,653,205	2,173,281
Outstanding RSUs	12,059,978	9,889,782
Outstanding MSUs	9,923,367	14,499,972
Exchangeable shares	19,260,855	28,076,011
Total common stock equivalents	89,037,313	83,874,404

Note 10. Commitments and Contingencies

Surety Bonds

A portion of the Company’s leases are supported by surety bonds provided by affiliates of certain insurance companies. At June 30, 2023, the Company had commitments from five surety providers in the amount of $64.3 million, of which $44.4 million was outstanding. The availability, terms and conditions, and pricing of bonding capacity are dependent on, among other things, continued financial strength and stability of the insurance company affiliates providing the bonding capacity, general availability of such capacity, and the Company’s corporate credit rating.

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

On August 8, 2023, a purported class action lawsuit was filed against the Company in the U.S. District Court for the District of Colorado captioned Wang v. Sonder Holdings Inc. The complaint asserts claims based on the Company’s alleged failure to secure and safeguard the personally identifiable information of the putative class in connection with the Company’s previously disclosed November 2022 information technology security incident. The complaint seeks unspecified damages, injunctive relief, attorneys’ fees, and other costs. The Company has not been served in the case. The Company intends to vigorously defend itself. However, any litigation is inherently uncertain, and any judgment or injunctive relief entered against the Company or any adverse settlement could materially and adversely impact its business, results of operations, financial condition, and prospects.

The Company establishes an accrued liability for loss contingencies related to legal matters when a loss is both probable and reasonably estimable. These accruals represent management’s best estimate of probable losses. The Company recorded an estimated accrual of $4.4 million and $5.8 million in the condensed consolidated balance sheets as of June 30, 2023 and December 31, 2022, respectively. Management’s views and estimates related to these matters may change in the future, as new events and circumstances arise and the matters continue to develop. Until the final resolution of legal matters, there may be an exposure to losses in excess of the amounts accrued. With respect to outstanding legal matters, based on management’s current knowledge, the amount or range of reasonably possible loss will not, either individually or in the aggregate, have a material adverse effect on the Company’s business, results of operations, financial condition, or cash flows.

Tax Contingencies

The Company is subject to audit or examination by various domestic and foreign tax authorities with regards to tax matters. Income tax examinations may lead to ordinary course adjustments or proposed adjustments to the Company’s taxes or net operating losses with respect to years under examination as well as subsequent periods. Indirect tax examinations may lead to ordinary course adjustments or proposed adjustments to transaction taxes which may increase operating expenses. The Company establishes an accrued liability for loss contingencies related to tax matters when a loss is both probable and reasonably estimable. These accruals represent management’s best estimate of probable losses. The Company recorded estimated accruals of $7.0 million and $7.9 million, respectively in the taxes payable line item of the condensed consolidated balance sheets as of June 30, 2023 and December 31, 2022, respectively, for such matters.

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

Note 11. Income Taxes

Provision for income taxes for the three and six months ended June 30, 2023 was $0.2 million and $0.3 million, respectively, and the effective tax rates were 0.40% and 0.20%, respectively. Provision for income taxes for the three and six months ended June 30, 2022 was $117.0 thousand and $148.0 thousand, respectively, and the effective tax rates were 0.26% and 0.43%, respectively. The difference between the Company’s effective tax rate and the U.S. statutory rate of 21.0% was primarily due to a full valuation allowance related to the Company’s net deferred tax assets.

Note 12. Related Party Transactions

The Company did not have any material related party transactions in the six months ended June 30, 2023. For a discussion of related party transactions that occurred in the year ended December 31, 2022, refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

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

As a result of the above, the share figures in the condensed consolidated statement of stockholders’ deficit for the six months ended June 30, 2022 have been adjusted for the application of the recapitalization exchange ratio of 1.4686 per share. In addition, all options were adjusted for the option exchange ratio of 1.5444 shares for each share of Legacy Sonder Stock Options held.

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

The following table reconciles the elements of the Business Combination to the condensed consolidated statement of cash flows and the consolidated statement of stockholders’ deficit for the six months ended June 30, 2022 (in thousands):

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

Note 14. Restructuring Activities
On June 9, 2022, the Company announced its Cash Flow Positive Plan, including a restructuring of its operations which resulted in an approximate 21.0% reduction of existing corporate roles and 7.0% reduction of existing frontline roles. As part of this restructuring, the Company incurred $4.0 million in one-time restructuring costs, all of which had been paid out as of June 30, 2023.

On March 1, 2023, the Company announced a restructuring affecting approximately 14.0% of the corporate workforce. The restructuring was substantially complete by the end of the first quarter of 2023. As part of this restructuring, the Company incurred $2.1 million in one-time restructuring costs in the six months ended June 30, 2023, substantially all of which was paid out as of June 30, 2023. Restructuring costs are included in restructuring and other charges in the condensed consolidated statement of operations and comprehensive loss.

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

Overview

We are on a mission to revolutionize hospitality through innovative, tech-enabled service, and inspiring, thoughtfully designed accommodations combined into one seamless experience. Sonder was born from a desire to offer the modern traveler better accommodation choices than unremarkable “big box” hotels, often unreliable home-shares, and overly expensive boutique hotels. We lease and operate a variety of accommodation options — from fully-equipped serviced apartments to spacious hotel rooms — in 43 cities in 10 countries. As of June 30, 2023, we had approximately 11,100 units available for guests to book at over 250 properties.

Sonder’s Business Model
We lease properties that meet our standards, furnish and decorate them to provide a design-led, technology-enabled experience, and then make them available for guests to book directly (through the Sonder app, our website, or our sales personnel) or through indirect channels (such as Airbnb, Expedia, and Booking.com). Additionally, we operate boutique hotels designated as Powered by Sonder properties, which each have their own unique design elements and features, and are available for guests to book in the same manner as our other properties. We manage our properties using proprietary and third-party technologies and deliver services to guests via the Sonder app and 24/7 on-the-ground support. Incorporating technology into all aspects of the business, we offer consistent quality at a compelling value to our guests.

Our accommodations come in a variety of shapes and sizes to suit guests’ needs – from a multiple-bedroom apartment with fully-equipped kitchen and private laundry facilities, to a hotel room or suite. Our guests include leisure travelers, families, digital nomads, and business travelers.

We currently lease all of our properties. In many of our leases, we have negotiated an upfront allowance paid by the real estate owner to help offset the capital invested to prepare and furnish a building and the individual units.

Management Discussion Regarding Opportunities, Challenges and Risks

Cash Flow Positive Plan

On June 9, 2022, we announced our cash flow positive plan, which focused on achieving positive quarterly Free Cash Flow (“FCF”) within 2023 (the “Cash Flow Positive Plan”). The Cash Flow Positive Plan shifted our focus from hyper growth to generating positive FCF more rapidly than previously planned. We have continued to make meaningful progress against our Cash Flow Positive Plan, including reducing our FCF burn significantly from the first quarter of 2022 to the second quarter of 2023. As noted in our March 31, 2023 Quarterly Report on Form 10-Q, we lowered our RevPAR expectations for 2023 as a result of macroeconomic conditions. Additionally, we have experienced slow starts in a few of our recent North America property openings, in particular for properties that relied heavily on corporate demand before we took over their operations and we were unable to initially capture that revenue And while achieving a positive quarter of FCF this year is still a goal, we believe it is unlikely under these lower revenue assumptions. Our primary focus is to put the business on a solid path to achieving sustainable positive FCF as soon as possible, while preserving the business’ attractive top-line growth rates, without having to raise additional capital.

Our ability to reach our FCF goal is subject to certain risks, including a significant change in the macroeconomic environment and its impact on travel demand, inflation, uncertainties associated with the timing and scope of new property openings, and our ability to achieve our intended cost efficiencies.

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

As part of our Cash Flow Positive Plan, we slowed our planned pace of new unit signings to focus on growth primarily through our already Contracted Units. Our Live Units grew by 32.1% from the three months ended June 30, 2022 to the three months ended June 30, 2023 to approximately 11,100 units, driven by strong conversion of our Contracted Units to Live Units. We are also focused on targeting high quality, 100% capital light deals (as defined in the section entitled “Non-GAAP Financial Measures” below) for incremental unit signings. While we continue to sign high quality, capital light units, development cost uncertainty and augmented risk around financing and landlord sentiment surrounding our stock price performance began to slow the pace of signings starting in the second half of 2022. These challenges became more acute in the second quarter of 2023, resulting in fewer units signed in the second quarter of 2023 than in prior quarters. Despite these challenges, we continue to meaningfully scale the business, have a robust portfolio of Contracted Units and continue to actively pursue potential new unit signings.

Ability to Attract and Retain Guests

Another key driver of our revenue growth is our ability to bring back repeat guests and to attract new guests through various channels. We source demand from a variety of channels, including directly, through Sonder.com, the Sonder app, or our sales personnel, and indirectly, through online travel agencies (“OTAs”) such as Airbnb, Booking.com, and Expedia. While bookings made through OTAs incur channel transaction fees, they allow us to attract new guests who may not be familiar with the Sonder brand. In general, direct bookings are more advantageous to us as they do not incur channel transaction fees and also allow us to have a more direct relationship with our guests. Direct revenue as a percentage of total revenue has fluctuated in recent years due to the COVID-19 pandemic but has stabilized above 40% (49.9% for the three months ended June 30, 2023).

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

On March 1, 2023, we announced an additional restructuring affecting approximately 14.0% of the corporate workforce. As part of this restructuring, we incurred $2.1 million in one-time restructuring costs in the six months ended June 30, 2023, substantially all of which had been paid out as of June 30, 2023.

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

The following table provides the key metrics for the periods indicated (rounded):

	Three months ended June 30,		Change		Six months ended June 30,		Change
	2023	2022	No.	%	2023	2022	No.	%
Live Units (End of Period)	11,100	8,400	2,700	32.1%	11,100	8,400	2,700	32.1%
Bookable Nights	957,000	725,000	232,000	32.0%	1,855,000	1,414,000	441,000	31.2%
Occupied Nights	789,000	598,000	191,000	31.9%	1,511,000	1,101,000	410,000	37.2%
Total Portfolio(1)	17,400	18,700	(1,300)	(7.0)%	17,400	18,700	(1,300)	(7.0)%
RevPAR	$164	$167	$(3)	(1.8)%	$150	$143	$7	4.9%
ADR	$200	$203	$(3)	(1.5)%	$184	$183	$1	0.5%
Occupancy Rate	82.4%	82.5%	(0.1)%	(0.1)%	81.5%	77.9%	3.6%	4.6%
____________
(1)Total Portfolio consists of Live Units and Contracted Units.

Live Units

Live Units generate Bookable Nights (as defined below) which generate revenue. Live Units are a key driver of revenue, and a key measure of the scale of our business, which in turn drives our financial performance.

Growth in Live Units is driven by the number of units contracted in prior periods, and the lead time and opening period associated with making those units available to guests. The time from contract signing to building opening varies widely, ranging from relatively short periods for hotels that already meet Sonder’s brand standards and/or that are already live hotels operating under another brand, to many months or even years for projects under renovation or construction. The number of Live Units at the end of a period is also affected by the number of units that were removed from Sonder’s portfolio during that same period, which Sonder refers to as dropped units. Typically, Sonder does not drop many Live Units, other than certain units at the end of their contracts, during atypical times such as during the COVID-19 pandemic, with consistent financial underperformance, or due to unforeseen regulatory changes within an existing market.

The increase in Live Units from June 30, 2022 to June 30, 2023 was driven by our continued focus on converting Contracted Units into Live Units. As of June 30, 2023, our five largest cities (New York City, Dubai, Philadelphia, Miami, and New Orleans) accounted for approximately 34.8% of our Live Units, and our 10 largest cities accounted for approximately 55.0% of our Live Units.

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

The increase in Bookable Nights and Occupied Nights from the three months ended June 30, 2022 to the three months ended June 30, 2023 and from the six months ended June 30, 2022 to the six months ended June 30, 2023 was largely driven by the increase in Live Units.

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
•Product mix represents the composition of our portfolio between apartment and hotel style units. In general, apartments are higher RevPAR bookings because they typically offer more amenities (e.g., kitchen, in-unit washer/dryer) and have higher square footage compared to hotel units. Therefore, if the product mix shifts towards hotel units, it may reduce the average portfolio-wide RevPAR.
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

The decrease in RevPAR from the three months ended June 30, 2022 to the three months ended June 30, 2023 was driven by a 1.5% decrease in ADR due to moderate pressure on pricing for our apartment product during the quarter, partially offset by relative strength in pricing for our hotel units. The increase in RevPAR from the six months ended June 30, 2022 to the six months ended June 30, 2023 was driven by a 4.6% Occupancy Rate increase and a 0.5% increase in ADR.

Impact of COVID-19 and Macroeconomic Factors on the Business

Our financial results for all of 2020, 2021, and the first half of 2022 were materially adversely affected by the COVID-19 pandemic, which could adversely impact business operations, results of operations, and liquidity if additional serious variants or resurgences of the virus occur. Additionally, the uncertainty surrounding macroeconomic factors in the U.S. and globally, characterized by inflationary pressures, rising interest rates, significant volatility of global markets and geopolitical conflicts, could have a material adverse effect on our business and could lead to further economic disruption and expose us to greater risk of a potential deceleration or reversal of the current travel market recovery trends.

Results of Operations

Three months ended June 30, 2023 compared to three months ended June 30, 2022

The following table sets forth our results of operations for the periods indicated and as a percentage of revenue (in thousands, except percentages):

	Three months ended June 30,
	2023		2022
Revenue	$157,403	100.0%	$121,322	100.0%
Cost of revenue (excluding depreciation and amortization)	93,244	59.2%	79,187	65.3%
Operations and support	52,208	33.2%	54,003	44.5%
General and administrative	30,169	19.2%	31,277	25.8%
Research and development	5,563	3.5%	8,088	6.7%
Sales and marketing	18,231	11.6%	12,414	10.2%
Restructuring and other charges	—	—%	4,033	3.3%
Total costs and operating expenses	$199,415	126.7%	$189,002	155.8%
Loss from operations	$(42,012)	(26.7)%	$(67,680)	(55.8)%
Total non-operating expense (income), net	3,133	2.0%	(22,131)	(18.2)%
Loss before income taxes	(45,145)	(28.7)%	(45,549)	(37.5)%
Provision for income taxes	182	0.1%	117	0.1%
Net loss	$(45,327)	(28.8)%	$(45,666)	(37.6)%
Other comprehensive loss:
Change in foreign currency translation adjustment	$(2,696)	(1.7)%	$5,085	4.2%
Comprehensive loss	$(48,023)	(30.5)%	$(40,581)	(33.4)%

Revenue

Sonder generates revenues by providing accommodations to our guests. Direct revenue is generated from stays booked through Sonder.com, the Sonder app, or directly with our sales personnel, while indirect revenue is generated from stays booked through third-party corporate and online travel agencies.

The following table sets forth our revenue for the periods indicated (in thousands, except percentages):

	Three months ended June 30,		Change
	2023	2022	$	%
Revenue	$157,403	$121,322	$36,081	29.7%

Revenue increased, primarily due to a 32.1% increase in Live Units contributing to a 31.9% increase in Occupied Nights, on a slight decline in ADR.

Costs and Operating Expenses

The following table sets forth our total costs and operating expenses for the periods indicated (in thousands, except percentages):

	Three months ended June 30,		Change
	2023	2022	$	%
Cost of revenue (excluding depreciation and amortization)	$93,244	$79,187	$14,057	17.8%
Operations and support	52,208	54,003	(1,795)	(3.3)%
General and administrative	30,169	31,277	(1,108)	(3.5)%
Research and development	5,563	8,088	(2,525)	(31.2)%
Sales and marketing	18,231	12,414	5,817	46.9%
Restructuring and other charges	—	4,033	(4,033)	(100.0)%
Total costs and operating expenses	$199,415	$189,002	$10,413	5.5%

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

Cost of revenue increased, primarily due to: (i) a $10.9 million increase in rent expense due to an increase in Live Units; (ii) a $1.7 million increase in cleaning expenses as a result of an increase in the number of checkouts; and (iii) a $0.9 million increase in credit card fees due to an increase in bookings.

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

The decrease in operations and support was primarily due to: (i) a $2.9 million decrease in pre-opening costs due primarily to the timing of costs related to onboarding new units in Q2 2022 compared to Q2 2023; (ii) a $1.7 million decrease in indirect taxes due to decreases in customs as a result of decreased FF&E spend; and (iii) a $1.1 million decrease in non-recurring legal and professional fees due to audit, consulting, and other professional fees incurred during the three months ended June 30, 2022 in connection with Sonder becoming a public company, partially offset by (iv) a $3.9 million increase in unit-related expenses such as utilities, property insurance, and property security services as a result of an increase in Live Units.

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

General and administrative decreased, primarily due to: (i) a $1.1 million decrease in in employee compensation cost, due to a decrease in average headcount; and (ii) a $1.9 million decrease in non-recurring legal and professional fees due to audit, consulting, and other professional fees incurred during the three months ended June 30, 2022 in connection with Sonder becoming a public company; partially offset by (iii) a $2.1 million increase in taxes due to increased property tax assessments.

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

Research and development decreased, primarily due to: (i) a $1.4 million decrease in employee compensation expense, driven by a decrease in average headcount; (ii) a $0.5 million decrease in professional fees due to audit, consulting, and other professional fees incurred during the three months ended June 30, 2022 in connection with Sonder becoming a public company; and (iii) a $0.3 million decrease in computer software expense.

Sales and marketing: Sales and marketing expenses primarily consist of service charges for bookings made through OTAs, personnel-related expenses for sales, marketing, advertising costs, and branding. We expect our sales and marketing expense will be relatively flat as a percentage of revenue in 2023 compared to 2022.

The increase in sales and marketing was primarily due to: (i) a $3.9 million increase in channel transaction fees resulting from an increase in revenue booked through third-party OTAs, consistent with total revenue growth; and (ii) a $1.9 million increase in performance marketing expense.

Restructuring and other charges: Restructuring and other charges consists primarily of employee termination benefits of approximately $4.0 million for the three months ended June 30, 2022 as a result of the restructuring completed in conjunction with the Cash Flow Positive Plan. The entirety of the decrease in restructuring and other charges is due to the restructuring discussed above.

Total Non-operating Expense (Income), Net

Total non-operating expense (income), net consists primarily of the change in fair value of the Earn Out Liability, SPAC Warrants, and other instruments carried at fair value, realized and unrealized gains and losses on foreign currency transactions and balances, and interest expense related to the term loans.

The following table sets forth our total non-operating expense (income), net for the periods indicated (in thousands, except percentages):

	Three months ended June 30,		Change
	2023	2022	$	%
Interest expense, net	$6,155	$4,382	$1,773	40.5%
Change in fair value of SPAC Warrants	(508)	(9,419)	8,911	(94.6)%
Change in fair value of Earn Out Liability	(435)	(23,345)	22,910	(98.1)%
Other (income) expense, net	(2,079)	6,251	(8,330)	(133.3)%
Total non-operating expense (income), net	$3,133	$(22,131)	$25,264	(114.2)%

Interest expense, net. Interest expense, net increased, primarily due to interest expense recognized on the Company’s Delayed Draw Term Loan.

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

Other (income) expense, net. The change in other (income) expense, net is primarily due to fluctuations in foreign currency rates which impacted the remeasurement of foreign balances to reporting currency.

Provision for income taxes

As of June 30, 2023 and 2022, we have recorded a full valuation allowance against our deferred tax assets due to our history of losses.

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

The following table sets forth the provision for income taxes for the periods indicated (in thousands, except percentages):

	Three months ended June 30,		Change
	2023	2022	$	%
Provision for income taxes	$182	$117	$65	55.6%

The provision for income taxes increased, primarily as a result of taxes related to operations in foreign jurisdictions.

Six months ended June 30, 2023 compared to six months ended June 30, 2022

The following table sets forth our results of operations for the periods indicated and as a percentage of revenue (in thousands, except percentages):

	Six months ended June 30,
	2023		2022
Revenue	$278,141	100.0%	$201,788	100.0%
Cost of revenue (excluding depreciation and amortization)	185,277	66.6%	153,083	75.9%
Operations and support	108,365	39.0%	102,270	50.7%
General and administrative	62,914	22.6%	68,258	33.8%
Research and development	12,143	4.4%	15,713	7.8%
Sales and marketing	34,067	12.2%	21,875	10.8%
Restructuring and other charges	2,130	0.8%	4,033	2.0%
Total costs and operating expenses	$404,896	145.6%	$365,232	181.0%
Loss from operations	$(126,755)	(45.6)%	$(163,444)	(81.0)%
Total non-operating expense (income), net	4,740	1.7%	(128,889)	(63.9)%
Loss before income taxes	(131,495)	(47.3)%	(34,555)	(17.1)%
Provision for income taxes	263	0.1%	148	0.1%
Net loss	$(131,758)	(47.4)%	$(34,703)	(17.2)%
Other comprehensive loss:
Change in foreign currency translation adjustment	$(5,333)	(1.9)%	$7,084	3.5%
Comprehensive loss	$(137,091)	(49.3)%	$(27,619)	(13.7)%

Revenue

The following table sets forth our revenue for the periods indicated (in thousands, except percentages):

	Six months ended June 30,		Change
	2023	2022	$	%
Revenue	$278,141	$201,788	$76,353	37.8%

Revenue increased primarily due to a 4.9% increase in RevPAR, along with a 32.1% increase in Live Units contributing to a 37.2% increase in Occupied Nights.

Costs and Operating Expenses

The following table sets forth our total costs and operating expenses for the periods indicated (in thousands, except percentages):

	Six months ended June 30,		Change
	2023	2022	$	%
Cost of revenue (excluding depreciation and amortization)	$185,277	$153,083	$32,194	21.0%
Operations and support	108,365	102,270	6,095	6.0%
General and administrative	62,914	68,258	(5,344)	(7.8)%
Research and development	12,143	15,713	(3,570)	(22.7)%
Sales and marketing	34,067	21,875	12,192	55.7%
Restructuring and other charges	2,130	4,033	(1,903)	(47.2)%
Total costs and operating expenses	$404,896	$365,232	$39,664	10.9%

Cost of Revenue (excluding depreciation and amortization): Cost of revenue increased primarily due to: (i) a $23.7 million increase in rent expense due to an increase in Live Units; (ii) a $5.0 million increase in cleaning expenses as a result of an increase in the number of checkouts; and (iii) a $2.1 million increase in credit card fees due to an increase in bookings.

Operations and support: The increase in operations and support was primarily due to: (i) an $11.9 million increase in unit-related expenses such as utilities, property insurance, and property security services as a result of an increase in Live Units; partially offset by (ii) a $6.0 million decrease in certain pre-opening costs due primarily to the timing of costs related to onboarding new units in Q2 2022 compared to Q2 2023.

General and administrative: General and administrative expenses decreased, primarily due to: (i) a $5.1 million decrease in non-recurring legal and professional fees due to audit, consulting, and other professional fees incurred during the six months ended June 30, 2022 in connection with Sonder becoming a public company; and (ii) a $1.3 million decrease in taxes related to a decline in non-claimable value added tax and property taxes; and (ii).

Research and development: Research and development decreased, primarily due to a net $2.0 million decrease in employee compensation expense, inclusive of stock compensation expense, driven by a decrease in average headcount and a $1.2 million decrease in consultant spend.

Sales and marketing: The increase in sales and marketing was primarily due to: (i) an $8.8 million increase in channel transaction fees resulting from an increase in revenue booked through third-party OTAs, consistent with total revenue growth; and (ii) a $3.2 million increase in performance marketing expense.

Restructuring and other charges: Restructuring and other charges consists primarily of employee termination benefits of approximately $2.1 million for the six months ended June 30, 2023 as a result of the restructuring announced in March 2023, and approximately $4.0 million for the six months ended June 30, 2022 from the restructuring completed in conjunction with the Cash Flow Positive Plan. The entirety of the decrease in restructuring and other charges is due to the difference in amounts recognized for each of the restructurings discussed above.

Total Non-operating Expense (Income), Net

The following table sets forth our total non-operating expense (income), net for the periods indicated (in thousands, except percentages):

	Six months ended June 30,		Change
	2023	2022	$	%
Interest expense, net	$11,862	$12,584	$(722)	(5.7)%
Change in fair value of SPAC Warrants	(398)	(24,314)	23,916	(98.4)%
Change in fair value of Earn Out Liability	(1,933)	(96,522)	94,589	(98.0)%
Change in fair value of share-settled redemption feature and gain on conversion of convertible notes	—	(29,512)	29,512	(100.0)%
Other (income) expense, net	(4,791)	8,875	(13,666)	(154.0)%
Total non-operating expense (income), net	$4,740	$(128,889)	$133,629	(103.7)%

Interest expense, net. Interest expense, net decreased due to the conversion of our convertible promissory notes to equity.

Change in fair value of SPAC Warrants. The change in the fair value of this line item resulted primarily from a decrease in our stock price period-over-period.

Change in fair value of Earn Out Liability. The change in the fair value of this line item resulted from a decrease in our stock price period-over-period.

Change in fair value of share-settled redemption feature and gain on conversion of convertible notes. This change is a result of fair value adjustments due to the decrease in our stock price period-over-period and as a result of the conversion of the Company’s convertible notes.

Other expense (income), net. The change in other (income) expense, net is primarily due to fluctuations in foreign currency rates which impacted the remeasurement of foreign balances to reporting currency.

Provision for income taxes

The following table sets forth the provision for income taxes for the periods indicated (in thousands, except percentages):

	Six months ended June 30,		Change
	2023	2022	$	%
Provision for income taxes	$263	$148	$115	77.7%

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

FCF

The following table presents the calculation of FCF for the periods indicated (in thousands):

	Six months ended June 30,
	2023	2022
Cash used in operating activities	$(60,872)	$(91,615)
Cash used in investing activities	(9,488)	(18,381)
FCF, including restructuring costs	(70,360)	(109,996)
Cash paid for restructuring costs	2,150	2,400
FCF, excluding restructuring costs	$(68,210)	$(107,596)

Free Cash Flow, excluding restructuring costs, represents cash used in operating activities less cash used in investing activities, excluding the impact of restructuring charges. The most directly comparable GAAP financial measure is cash used in operating activities. Our near-term focus is to reach sustainable positive FCF, as detailed in our Cash Flow Positive Plan. Our Cash Flow Positive Plan seeks to reach sustainable positive FCF without additional fundraising and while preserving strong liquidity. The Cash Flow Positive Plan includes four key levers: (i) reducing cash costs; (ii) reducing planned pace of signing new units (growing primarily by opening previously Contracted Units); (iii) only targeting 100% “capital light” deals for any incremental unit signings, whereby real estate owners fund the vast majority of our upfront capital expenditures in exchange for slightly higher rents; and (iv) focusing on RevPAR initiatives with a quick return on investment, such as increasing prices, adding parking fees, or other similar add-on options to bookings, and more.

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

The change in FCF period-over-period represented a 36.6% improvement, primarily driven by a decrease in cash used in operating activities of $30.7 million and a decrease in cash used in investing activities of $8.9 million. Refer to the section entitled “Liquidity and Capital Resources – Cash Flow Information” below for further discussion surrounding the changes in our cash flow figures period-over-period.

Cash Contribution and CCM

The following table presents the calculation of Cash Contribution and CCM for the periods indicated (in thousands):

	Six months ended June 30,
	2023	2022
Non-property level sales and marketing:
Sales and marketing	$34,067	$21,875
Less: property level sales and marketing	25,041	16,349
Non-property level sales and marketing	$9,026	$5,526

Non-property level operations and support:
Operations and support	$108,365	$102,270
Less: property level operations and support	60,855	46,918
Non-property level operations and support	$47,510	$55,352

Non-property level operating expenses:
General and administrative	$62,914	$68,258
Add: research and development	12,143	15,713
Add: non-property level sales and marketing	9,026	5,526
Add: non-property level operations and support	47,510	55,352
Less: stock-based compensation	20,438	11,734
Less: depreciation and amortization	13,026	11,626
Non-property level operating expenses	$98,129	$121,489

Cash Contribution:
Cash used in operating activities	$(60,872)	$(91,615)
Add: cash paid for restructuring costs	2,150	2,400
Add: non-property level operating expenses	98,129	121,489
Cash contribution (numerator)	$39,407	$32,274
Revenue (denominator)	$278,141	$201,788
CCM(1)	14.2%	16.0%
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

CCM declined from the six months ended June 30, 2022 to the six months ended June 30, 2023, largely due to the timing of working capital changes in operating cash flow and, to a lesser extent, a change in the classification of certain costs from non property-level costs to property-level costs in the current period. Refer to the section entitled “Liquidity and Capital Resources – Cash Flow Information” below for further discussion surrounding the changes in our cash flow figures period-over-period.

Liquidity and Capital Resources

Sources and Uses of Liquidity

At June 30, 2023, we had a cash balance, excluding restricted cash, of $177.4 million, which was held for working capital purposes. Cash consists of checking and interest-bearing accounts. Reaching sustainable positive Free Cash Flow is our primary focus in the near-term, as detailed in our Cash Flow Positive Plan. Once we reach sustainable positive Free Cash Flow, we expect cash from operations will provide our principal source of liquidity. We generate cash from transactions through Sonder.com or the Sonder app which are settled through a payment processor, from transactions with third party corporate customers which are settled based on contractual terms, and indirectly through OTAs, which are also settled based on contractual terms. The most significant source of liquidity in 2022 was the consummation of the Business Combination. This resulted in an increase in cash of approximately $401.9 million, net of the pay down of $24.7 million of debt, and non-recurring transaction costs of approximately $58.6 million. The most significant source of cash for the three and six months ended June 30, 2023 was cash inflows from guest bookings.

We have incurred losses since inception, and we expect to continue to incur additional losses in the near future. At June 30, 2023, our accumulated deficit was $1.1 billion. Our operations to date have been financed primarily by private equity investments in our common and redeemable convertible preferred stock, convertible notes, and other note and warrant purchase agreements, as described in Note 5, Debt, in the notes to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

We believe that our existing cash on hand is sufficient to fund our operations and debt obligations for at least the next 12 months given our significant reduction in cash burn over the last several quarters and our expectations for continued reduced burn. Our future capital requirements will depend on many factors, including our rate of RevPAR growth, our ability to achieve cost efficiencies, our ability to provide security instruments such as letters of credit in lieu of cash deposits pursuant to leases, and the extent of real estate owners’ funding of capital expenditures and other pre-opening costs at our leased properties. To the extent that our existing cash balance and ongoing cash from operations are insufficient to fund our future activities, we may need to raise additional funds through public or private equity or debt financing, including convertible debt, short-term bridge financing, or otherwise, but such funds may not be available on acceptable terms. If sufficient cash from operations or external funding is not available, we may be unable to adequately fund our business plans and it could have a negative effect on our business, operating cash flows, and financial condition.

Most of our cash is held in the United States. At June 30, 2023, our foreign subsidiaries held $31.5 million of cash in foreign jurisdictions. We currently do not intend or foresee a need to repatriate these foreign funds. As a result of the Tax Cuts and Jobs Act of 2017, however, we anticipate the U.S. federal tax impact to be minimal if these foreign funds are repatriated and would not repatriate funds where there was a material tax cost. In addition, based on our current and future needs, we believe our current funding and capital resources for our international operations are adequate.

Debt Arrangements

Debt arrangements, such as our credit facilities and Delayed Draw Notes, have been a source of cash for our day-to-day operations. Refer to Note 5, Debt, in the notes to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for discussion of our debt arrangements, including the timing of expected maturity of such arrangements. These arrangements include our $60.0 million loan and security agreement with Silicon Valley Bank (“SVB”), now a division of First Citizens Bank. As of June 30, 2023, for so long as we are unable to satisfy a minimum consolidated adjusted EBITDA covenant, we are required to cash collateralize our obligations under the SVB loan agreement.

Future Contractual Obligations

Our estimated future obligations as of June 30, 2023 include both current and long-term obligations. Our debt obligations, including both capitalized to-date and expected future paid-in-kind interest through the election date of January 2024, total $211.0 million, all of which is long-term. Additionally, we had $41.6 million of irrevocable standby letters of credit outstanding which were fully collateralized by our restricted cash, all of which represents a long-term cash obligation. Under our operating leases, we had a current obligation of $183.5 million and a long-term obligation of $1.3 billion.

Operating lease obligations primarily represent the initial contracted term for leases that have commenced as of June 30, 2023, not including any future optional renewal periods.

Cash Flow Information

The following table sets forth our cash flows for the periods indicated (in thousands):

	Six months ended June 30,
	2023	2022	$ Change
Net cash used in operating activities	$(60,872)	$(91,615)	$30,743
Net cash used in investing activities	(9,488)	(18,381)	8,893
Net cash provided by financing activities	8	400,300	(400,292)
Effects of foreign exchange on cash	679	499	180
Net change in cash, cash equivalents, and restricted cash	$(69,673)	$290,803	$(360,476)

Operating Activities

Net cash used in operating activities decreased by $30.7 million for the six months ended June 30, 2023 as compared to the six months ended June 30, 2022, primarily due to an improvement in our operating loss performance on the 37.8% increase in revenue. Cash used in operating activities is subject to variability period-over-period as a result of timing differences, including with respect to the collection of receivables and payments of interest expense, accounts payable, and other items, as well as variability in our stock price as it relates to fair value of the SPAC Warrants and Earn Out Liability.

Investing Activities

Net cash used in investing activities decreased by $8.9 million for the six months ended June 30, 2023 as compared to the six months ended June 30, 2022, primarily as a result of a decrease in purchases of property and equipment of $7.3 million due to the timing of onboarding new Live Units.

Financing Activities

Net cash provided by financing activities decreased by $400.3 million for the six months ended June 30, 2023 as compared to the six months ended June 30, 2022, primarily related to net cash inflows resulting from the consummation of the Business Combination in 2022, including proceeds of $159.2 million from the Delayed Draw Notes, net of issuance costs and proceeds of $325.9 million from the Business Combination and PIPE offering, partially offset by an increase in cash outflows of $58.6 million for common stock issuance costs. These cash flow activities did not recur during the six months ended June 30, 2023.

Off-Balance Sheet Arrangements

As of June 30, 2023, we had the following off-balance sheet arrangements:

Letters of Credit

We had $41.6 million of irrevocable standby letters of credit outstanding, of which $32.2 million were under our revolving credit facilities or our loan and security agreement. Letters of credit are primarily used as a form of security deposits for the buildings and partial buildings we lease.

Surety Bonds

A portion of our leases is supported by surety bonds provided by affiliates of certain insurance companies. As of June 30, 2023, we had assembled commitments from five surety providers in the amount of $64.3 million, of which $44.4 million was outstanding and was an off-balance sheet arrangement. The availability, terms and conditions, and pricing of bonding capacity are dependent on, among other things, continued financial strength and stability of the insurance company affiliates providing the bonding capacity, general availability of such capacity, our corporate credit rating, and the general perception of our financial performance.

Indemnification Agreements

See Note 10, Commitments and Contingencies, in the notes to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for a description of our indemnification agreements.

Effect of Exchange Rates

Our changes in cash can be impacted by the effect of fluctuating exchange rates. Foreign exchange had a positive effect on cash in the six months ended June 30, 2022, increasing our total cash balance by $0.5 million at June 30, 2022, and a positive effect on cash in six months ended June 30, 2023, increasing our total cash balance by $0.7 million at June 30, 2023.

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

Material Weaknesses in Internal Control Over Financial Reporting

As disclosed in Part II, Item 9A of our Annual Report on Form 10-K, as of December 31, 2022, management concluded that the following material weaknesses in internal control existed for the Company. Management concluded that these material weaknesses still exist as of June 30, 2023.

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

On August 8, 2023, a purported class action lawsuit was filed against Sonder in the U.S. District Court for the District of Colorado captioned Wang v. Sonder Holdings Inc. The complaint asserts claims based on Sonder’s alleged failure to secure and safeguard the personally identifiable information of the putative class in connection with Sonder’s previously disclosed November 2022 information technology security incident. The complaint seeks unspecified damages, injunctive relief, attorneys’ fees, and other costs. Sonder has not been served in the case. Sonder intends to vigorously defend itself. However, any litigation is inherently uncertain, and any judgment or injunctive relief entered against Sonder or any adverse settlement could materially and adversely impact its business, results of operations, financial condition, and prospects.

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
•    We are involved in and may in the future become involved in claims, lawsuits, and other proceedings incidental to the ordinary course of our business that could adversely affect our business, financial condition, and results of operations.
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
•    Our processing, storage, use and disclosure of personal data expose us to risks of internal or external security breaches and has given rise and could give rise to claims, governmental investigations and penalties, other liabilities, increased costs including higher insurance premiums, damage to reputation, and/or reduced revenue.
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
•    We face risks related to our intellectual property.

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
•    Our indebtedness and credit facilities contain financial covenants and other restrictions that may limit our operational and financial flexibility or otherwise adversely affect us.

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

The focus of our Cash Flow Positive Plan is to achieve positive, sustainable Free Cash Flow without additional fundraising, by reducing cash costs, reducing our planned pace of signing new Contracted Units, increasing our focus on signing “capital light” properties, and focusing on rapid payback RevPAR initiatives. The Cash Flow Positive Plan included a restructuring of operations, with a reduction in corporate and frontline headcount in mid-2022, as well as a further reduction in corporate headcount announced on March 1, 2023. In early 2020, we also undertook staff furloughs and reductions, lease exits, and other cost-saving actions due to the COVID-19 pandemic, and we may undertake other restructuring or cost-saving initiatives in the future. The actions we announced in June 2022 and on March 1, 2023, as well as future restructuring or cost-saving initiatives, may not achieve our goal of achieving positive FCF without additional fundraising, or at all, increase the number of “capital light” properties in our portfolio, or otherwise achieve our cash flow, profitability or operational objectives.

In addition, implementing any restructuring plan presents potential risks that may impair our ability to achieve anticipated cost reductions, revenue enhancements, or operational improvements. These risks include the potential for inadequate support of important business functions due to staffing changes and other cost reduction efforts, management distraction from ongoing business activities, potential failure to maintain adequate controls and procedures while executing our restructuring plans, and damage to our reputation and brand image with real estate owners, potential guests and others. Additionally, as a result of restructuring initiatives, we may experience a loss of continuity and accumulated knowledge, as well as adverse effects on employee morale and productivity and on our ability to attract and retain highly skilled employees. Increased employee attrition and difficulties in recruiting could, among other things, impair our ability to maintain and enhance our internal controls and procedures, complicate our efforts to pursue new RevPAR initiatives and execute effectively on engineering and technology development projects, cause inefficiencies, and make it more difficult to pursue, open and operate new properties. In addition, the reduction in our pace of signings and our increased focus on signing “capital light” properties may result in fewer Live Units than we have forecasted, which may result in lower than expected revenues and cash flow. Any of the above consequences could adversely impact our business, and we may not achieve positive FCF when we anticipate, or at all.

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

Our business is particularly sensitive to trends in the travel, hospitality, and real estate markets, and trends in the general economy, which are unpredictable. Travel, including demand for accommodations, is highly dependent on discretionary spending levels. As a result, hospitality sales tend to decline during general economic downturns and recessions, and times of political or economic uncertainty, as consumers engage in less discretionary spending, are concerned about unemployment or inflation, have reduced access to credit, or experience other concerns or effects that reduce their ability or willingness to travel. Leisure travel in particular, which we believe accounts for a majority of our bookings, is dependent on discretionary consumer spending levels. Downturns in worldwide or regional economic conditions or inflationary pressures have in the past led to a general decrease in leisure travel and travel spending, and similar downturns or inflationary pressures in the future may materially adversely impact demand for our accommodations. Such a shift in consumer behavior could materially and adversely affect our business, results of operations, and financial condition.

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

We may not be able to add sufficient properties to our portfolio that meet our brand standards, at an acceptable cost and on acceptable terms, to meet our strategic growth goals and financial forecasts. Due to the number of properties that we have already secured under leases or other arrangements in many major U.S. and Canadian cities, we may find it more difficult to find additional attractive properties in those markets. In Europe and other international markets, we have less experience and fewer real estate personnel, and local regulations and real estate industry practices may make it more difficult to locate properties that are strategically aligned with our business model. Recent increases in interest rates, inflation in construction and other costs, and concerns about a recession have caused and may continue to cause some property developers to delay or abandon development projects that we would otherwise seek to add to our portfolio. Even where we identify suitable properties, we may not be able to negotiate leases or other arrangements on commercially reasonable terms. Real estate owners may not accept our proposed terms, including due to our focus on signing agreements with lower capital expenditure obligations and quick payback timeframes. We may have difficulties in providing real estate owners with acceptable letters of credit in lieu of cash deposits, and these difficulties may intensify due to any adverse developments affecting our letter of credit providers, such as the March 2023 government-arranged closure and receivership of Silicon Valley Bank (“SVB”), now a division of First Citizens Bank, one of the financial institutions that we use for letters of credit. Any such difficulties may result in higher cash outlays for lease security deposits, delays in signing leases as alternative sources of security are sought, or additional complications in signing leases in a timely manner. Certain real estate owners have been and may continue to be reluctant to enter into or continue transactions with us due to the decline in our stock price below $1.00 per share and the April 2023 notification from Nasdaq about our common stock’s non-compliance with Nasdaq’s minimum bid price rule, and related concerns of owners or their lenders about our creditworthiness, future cash position or ability to raise capital. See the paragraph entitled “We may fail to continue to meet the listing standards of Nasdaq, and as a result our common stock and publicly traded warrants may be delisted, which could have a material adverse effect on the liquidity and trading price of our common stock and warrants and on our ability to raise capital, and other adverse consequences,” below.

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

Our business continues to evolve. We have expanded significantly since our inception, including the number of cities and countries in which we operate. After initially focusing on apartment-style units, we now also operate hotel properties that have more extensive and complex amenities and systems. In the last few years, we have also focused our expansion efforts on leasing full buildings or larger numbers of units or floors within a property. In addition, we have operated many of our leased properties for a limited period of time, and their early results may not be indicative of their long-term performance. For example, a large portion of units available for guest bookings as of June 30, 2023, which we refer to as “live” units, had been live for less than one year. Our relatively limited operating history and evolving business make it difficult to evaluate the likelihood that we will achieve our financial, operating and growth forecasts, and to predict and plan for the risks and challenges we may encounter. These risks and challenges include our ability to:

•Forecast our revenue and budget for and manage our expenses, particularly at new buildings or in new markets;
•Onboard new, high-quality units in a timely and cost-effective manner;
•Keep existing units available for booking and reduce nights lost to repairs or other interruptions;
•Comply with existing and new laws and regulations applicable to our business, including those related to short-term rentals, hotel operations and any future public health crises;
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

We have incurred net losses and negative cash flow each year since our inception, and we may not be able to achieve or maintain profitability or positive cash flow in the future. We incurred substantial net losses over the past several years, resulting in an accumulated deficit of $1.1 billion at June 30, 2023. We also had negative cash flow from operating activities of $60.9 million and $91.6 million for the six months ended June 30, 2023 and 2022, respectively. Our expenses will likely increase in the future as we seek to expand in existing and new domestic and international markets, focus heavily on sales and marketing efforts, continue to invest in new technologies, internal systems, designs and unit amenities, expand our operations, and hire additional employees. These efforts may be more costly than expected and may not result in expected increases in revenue or growth in our business, which would impair our ability to achieve or maintain profitability or positive cash flow. Our Cash Flow Positive Plan announced in June 2022 may not provide the cash flow, cost savings or other benefits that we anticipate, as described above.

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

We do not own any of our properties and manage and operate them under leases with third-party landlords. At some properties, our guest units comprise only a portion of the building and common areas and amenities are shared with other tenants or unit owners. We often have limited control over the common areas and amenities of buildings in which our units are located. In addition, we depend on our landlords to deliver properties in a suitable condition and to perform important ongoing maintenance, repair and other activities with respect to common areas, amenities and building systems such as plumbing, elevators, electrical, and fire and life safety. If our landlords do not fulfill their obligations or fail to maintain and operate their buildings appropriately, we could be subject to claims by guests and other parties, and our business, reputation and guest relationships may suffer.

Disputes and litigation relating to our leases have occurred and can be expected to occur in the future, which may result in significant costs, damage to landlord relationships, slower than expected expansion, and lower revenues.

The nature of our rights and responsibilities under our leases may be subject to interpretation, and our leasing relationships will from time to time give rise to disagreements, which may include disagreements over the timing and amount of capital investments or improvements, operational and repair responsibilities, liability to third parties, a party’s right to terminate a lease, and reimbursement for certain renovations and costs.

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

Our business is becoming increasingly complex due in part to the continued rapid evolution of the hospitality industry (including rapid changes in regulations and guest preferences due to the COVID-19 pandemic), our continued expansion into new markets, the increasing number of hotels and larger buildings within our portfolio, the growing scope and variety of property amenities and systems for which we have or share responsibility, changing local and national tax regimes, regulatory requirements, and labor markets. This increased complexity and rapid growth have demanded, and will continue to demand, substantial resources and attention from our management. To support our planned growth, we will need to improve and maintain our technology infrastructure and business systems, which may be costly and is subject to uncertainties. We will also need to hire additional specialized personnel in the future as we balance the pursuit of our profitability and growth objectives. For example, we will need to hire, train and manage additional qualified employees to support our engineering, real estate, operations and support teams, as well as employees experienced in security and hospitality operations to support our growing city teams to properly manage our growth. When we enter or expand operations in a particular city, we will also need to hire building opening and guest services staff to meet target dates for opening new properties even before these properties begin to generate revenues.

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
•Failing to meet guests’ expectations;
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
•Negative perceptions of the safety of our properties, including due to the absence of front desks or other traditional, onsite hotel staffing at some properties;
•Negative perceptions of the security of our app or website, including due to the security incident involving unauthorized access to one of our systems that included certain guest records, which we disclosed in November 2022, or any future data security incident; and
•Inflation, economic recessions or other macroeconomic factors, and other conditions outside of our control affecting travel and the hospitality industry generally.

In addition, we could fail to attract first-time guests or additional bookings from previous guests if our website and/or the Sonder app are not easy to navigate, if guests have an unsatisfactory sign-up, search, booking, payment, or check-in experience, if the listings and other content provided on our website or the Sonder app and on third-party listing platforms are not displayed effectively to guests, or if we fail to provide an experience that meets rapidly changing consumer preferences and travel needs, which could materially adversely affect our business, results of operations, and financial condition. If we fail to attract new guests or generate repeat bookings due to these or other factors, our revenues would suffer, we may not meet our financial projections or achieve or maintain profitability, and our business and planned expansion could be adversely affected.

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

The hospitality market is highly competitive and fragmented. In addition, new competitors may enter the market at any time. Our current and potential competitors include global hotel brands, regional hotel chains, independent hotels, OTAs and short-term rental services. Numerous vacation, hotel and apartment rental listing websites and apps also compete directly with us for guests. Our competitors may continue to adopt aspects of our business model, which could reduce our ability to differentiate our services. For example, the COVID-19 pandemic caused some competitors, including traditional hotels, to introduce contactless check-in and self-service technologies that they did not previously offer, and to market their services to digital nomads, and has encouraged the development and rollout of in-room communications hubs and other technologies that may permit competitors to offer more technology-enabled guest services. Certain current and potential competitors may also offer inspiring designs at attractive locations or have greater economies of scale and other cost advantages that allow them to offer attractive pricing. We also compete with hotel operators, property rental and management companies, and others to secure leases for attractive properties to add to our portfolio. If we are unsuccessful in offering a distinctive combination of modern, technology-enabled service and superior design at an affordable price point, or are unable to lease new properties, we may be unable to compete effectively and may be unable to attract new or retain existing guests and landlords.

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

Our success depends in part on our relationships with third-party distribution channels to list our units online and raise awareness of our brand. In particular, we generate demand by marketing our units with OTAs, such as Airbnb, Booking.com, and Expedia. Bookings through these OTAs and other indirect channels accounted for over half of our revenues in the three and six months ended June 30, 2023. The terms of some of our agreements with these partners allow the partner to change or terminate terms at their discretion. If any of our partners terminate their relationship with us or refuse to renew their agreement with us on commercially reasonable terms, we would need to find alternate providers and may not be able to secure similar terms or replace such providers in acceptable time frames. Additionally, many of these OTAs have discretion in how units are listed or prioritized within their platform and may unilaterally reduce the visibility of our units. Our revenues could be adversely affected if our units are not featured prominently or accurately within OTA platforms for any reason, including changes in an OTA’s relationship with us or its competitors, errors by an OTA, outages experienced by an OTA, disruptions in the interconnection of our systems with OTAs’ systems, or otherwise. For example, certain of our units have been temporarily removed from OTAs’ platforms due to misunderstandings about our units’ regulatory status or misclassification of units by local regulators, resulting in lost revenue. If our relationship with an OTA is terminated or the OTA makes changes that reduce the prominence of our units on its platform, our revenue could be materially adversely affected.

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

Our strategy includes increasing the proportion of stays booked directly with us through our website, mobile app, and our sales personnel, but we may be unsuccessful in increasing direct bookings, and we expect to continue to rely to a significant extent on bookings through OTAs and other Internet-based travel intermediaries. In the three and six months ended June 30, 2023, over half of our revenues were attributable to bookings through OTAs and other indirect channels. Major Internet search companies also provide online travel services that compete with our direct bookings. If indirect channels increase in popularity, these intermediaries may be able to obtain higher commissions or other concessions from us. Some travel intermediaries are also entering into arrangements that compete with us more directly, such as partnering with hotel owners to provide access to technology or consumer data, or to operate under the intermediary’s brand. Intermediaries may reduce bookings at our properties by de-emphasizing our properties in search results on their platforms, or requiring our listings to meet certain criteria, and other online providers may divert business away from our properties.

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
•The impact of the continuing COVID-19 pandemic or other public health crises;
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
•New laws or regulations, or new interpretations of existing laws or regulations, that harm our business or restrict short-term rentals, the hospitality industry, travel, the Internet, e-commerce, online payments, or online communications; and
•Other risks described elsewhere herein.

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
•The extent to which we operate properties that carry the owner’s branding or are co-branded with us;
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

We are involved in and may in the future become involved in claims, lawsuits, and other proceedings that could adversely affect our business, financial condition, and results of operations.

We are involved in various legal proceedings relating to matters incidental to the ordinary course of our business and may be subject to additional legal proceedings from time to time. Such legal actions include tort and other general liability claims, employee claims, consumer protection claims, violation of privacy claims, commercial disputes, claims by guests, claims under state and federal law, intellectual property claims, and disputes with landlords. For example, in August 2023, a purported class action lawsuit was filed against the Company asserting claims based on the Company’s alleged failure to secure and safeguard the personally identifiable information of the putative class. For a discussion of this lawsuit, see the section entitled “Legal Proceedings” herein. Due to the potential risks, expenses, and uncertainties of litigation, we may, from time to time, settle disputes even where we have meritorious claims or defenses. We may also be the subject of subpoenas, requests for information, reviews, investigations, and proceedings (both formal and informal) by governmental agencies regarding our business activities. Legal and regulatory proceedings can be time-consuming, divert management’s attention and resources, and cause us to incur significant expenses or liability for substantial damages. The timing and amount of these expenses and damages are difficult to estimate and subject to change, and they could adversely affect our business, financial condition, and results of operations.

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

Our failure to remediate any material weaknesses, and to implement and maintain effective internal control over financial reporting, could result in errors in our consolidated financial statements, including errors that could result in a restatement of our consolidated financial statements, and could cause us to fail to meet our reporting obligations and result in other adverse consequences, such as potential delisting from Nasdaq, other regulatory investigations and civil or criminal sanctions, or claims or litigation against us, any of which could diminish investor confidence in us and cause a decline in the price of our common stock and publicly traded warrants.

If we fail to maintain effective disclosure controls, our ability to produce timely and accurate financial statements or comply with applicable regulations could be impaired, which may adversely affect investor confidence in us and, as a result, the market price of our common stock.

As a public company, we are required to comply with the requirements of the Sarbanes-Oxley Act, including, among other things, that we maintain effective disclosure controls and procedures. We are continuing to develop and refine our disclosure controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file with the SEC is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that information required to be disclosed in reports under the Exchange Act is accumulated and communicated to our management, including our principal executive and financial officers.

Any failure to implement and maintain effective disclosure controls and procedures could cause investors to lose confidence in the accuracy and completeness of our financial statements and reports, which would likely adversely affect the market price of our publicly traded securities and could subject us to claims, litigation, and/or potential delisting from Nasdaq. In addition, we could be subject to sanctions or investigations by the stock exchange on which our securities are listed, the SEC and other regulatory authorities.

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

See the risk factor titled “Our processing, storage, use and disclosure of personal data and other sensitive data expose us to risks of internal or external security breaches and has given rise and could give rise to regulatory investigations or actions; litigation; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; loss of guest loyalty or sales; and other adverse consequences” for further information concerning certain risks related to our reliance on third parties.

We rely on third-party payment processors to process payments made by guests, and if we cannot manage our relationships with such third parties and other payment-related risks, our business, financial condition and results of operations could be adversely affected.

We rely on third-party payment processors to process payments made by guests. If any of our third-party payment processors terminates its relationship with us or refuses to renew its agreement with us on commercially reasonable terms, we would need to find alternate payment processors, and we may not be able to secure similar terms or replace such payment processors in an acceptable time frame. Furthermore, the software and services provided by our third-party payment processors may fail to meet our expectations, contain errors or vulnerabilities, be compromised or experience outages. Any of these risks could cause us to lose our ability to accept online payments or other payment transactions or make timely payments to landlords, any of which could adversely affect our ability to attract and retain guests or disrupt our operations.
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

Our processing, storage, use and disclosure of personal data and other sensitive data expose us to risks of internal or external security breaches and has given rise and could give rise to regulatory investigations or actions; litigation; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; loss of guest loyalty or sales; and other adverse consequences.

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

We and the third parties upon which we rely are subject to a variety of evolving threats, including but not limited to social-engineering attacks (including through phishing attacks), malicious code (such as viruses and worms), malware (including as a result of advanced persistent threat intrusions), denial-of-service attacks (such as credential stuffing), credential harvesting, personnel misconduct or error, ransomware attacks, supply-chain attacks, software bugs, server malfunctions, software or hardware failures, adware, telecommunications failures, earthquakes, fires, floods, and other similar threats. Any security breach whether instigated internally or externally on our systems or third-party systems could significantly harm our reputation and therefore our business, brand, market share and results of operations. In particular, severe ransomware attacks are becoming increasingly prevalent and can lead to significant interruptions in our operations, loss of sensitive data and income, reputational harm, and diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments. We have experienced targeted and organized phishing and account takeover attacks and may experience more in the future. These risks are likely to increase as we expand our business, integrate our products and services with those of third parties or at new properties, and store and process more data, including personal data, and as the use of generative artificial intelligence may permit more automated and effective attacks. Our efforts to protect information from unauthorized access may be unsuccessful or may result in the rejection of legitimate attempts to book reservations, each of which could result in lost business and have a material adverse effect on our business, reputation, and results of operations.

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

Our existing security measures may not be successful in preventing security breaches and other incidents. For example, in November 2022, we received an email from an unknown threat actor alleging to have accessed certain sensitive data. We immediately commenced an investigation and discovered that a single account in one of our cloud-hosted accounts containing information regarding certain guests, including name, address, email address, phone number, date of birth, government-issued photo identification, last four digits of credit card number, username, guest transaction receipts, IP address, and/or dates booked for past stays at Sonder properties, had been subject to unauthorized access. Upon discovery, we took immediate steps to address the incident, including disabling the threat actor’s access to the single cloud-hosted account at issue, engaging outside counsel and forensic specialists to help determine the nature and scope of the incident, and notifying law enforcement, and we have notified affected consumers and regulators in accordance with applicable law. We have also experienced targeted and organized phishing and account takeover attacks and may experience more in the future. Additionally, while we take steps to detect and remediate vulnerabilities, we may not be able to detect and remediate all vulnerabilities in part because the threats and techniques used to exploit the vulnerability change frequently and are often sophisticated in nature. Therefore, such vulnerabilities could be exploited but may not be detected until after a security incident has occurred. These vulnerabilities may pose material risks to our business, including the risk that they result in material weaknesses in our internal controls over financial reporting. We identified and believe that we have remediated one such weakness in connection with the audit of our 2020 financial statements, , but we may experience or identify additional information security vulnerabilities. Further, we may experience delays in developing and deploying remedial measures designed to address any such identified vulnerabilities.

Security incidents, including the aforementioned, whether actual or perceived, experienced by us or third parties on whom we rely may result in adverse consequences, such as government enforcement actions (for example, investigations, fines, penalties, audits, and inspections); additional reporting requirements and/or oversight; restrictions on processing sensitive data (including personal data); litigation (including class claims); indemnification obligations; negative publicity; reputational harm; monetary fund diversions; interruptions in our operations (including availability of data); financial loss; and other similar harms. For example, in August 2023, a purported class action lawsuit was filed against the Company asserting claims based on the Company’s alleged failure to secure and safeguard the personally identifiable information of the putative class. For a discussion of this lawsuit, see the section entitled “Legal Proceedings” herein. Security incidents and attendant consequences may cause guests to stop using our services, deter new guests from using our services, and negatively impact our ability to grow and operate our business, including by damaging our reputation. We incur costs in an effort to detect and prevent security breaches and other security-related incidents and we expect our costs will increase as we make improvements to our systems and processes designed to prevent further breaches and incidents. In the event of a future breach or incident, we could be required to expend additional significant capital and other resources in an effort to prevent further breaches or incidents, which may require us to divert substantial resources. Moreover, we could be required or otherwise find it appropriate to expend significant capital and other resources to respond to, notify third parties of, and otherwise address the incident or breach and its root cause. These issues are likely to become more difficult to manage as we expand the number of jurisdictions where we operate and the number and variety of services we offer, and as the tools and techniques used in such attacks become more advanced. Our insurance policies have coverage limits and deductibles and such insurance coverage may not be adequate to reimburse us for any or all losses caused by security breaches or incidents or otherwise related to our data privacy and security obligations, and we cannot be sure that such coverage will continue to be available on commercially reasonable terms or at all. Additionally, our contracts may not contain limitations of liability, and even where they do, there can be no assurance that limitations of liability in our contracts are sufficient to protect us from liabilities, damages, or claims related to our data privacy and security obligations.

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

The COVID-19 pandemic and related governmental and business responses had, and a resurgence of COVID-19 or another public health crisis may again have, an adverse effect on our customers, employees, landlords and other potential business partners, and our operations. For example, public health concerns arising out of the COVID-19 pandemic and efforts to mitigate its spread caused severe economic disruptions around the world as governments, public institutions and other organizations imposed or recommended, at various times and degrees, restrictions on a wide array of activities, including travel and in-person gatherings, as well as mandatory vaccination requirements, and quarantines and lock-downs. The COVID-19 pandemic drastically reduced demand for accommodations and necessitated more restrictive approaches to guest services, and required us to take drastic steps to reduce operating costs, including phasing units from our portfolio and laying off or furloughing employees. Similar actions that may be taken in response to any resurgence of COVID-19 or any future public health crisis may negatively our hospitality operations and guest satisfaction, damage our revenues and reputation, disrupt our operations,and lead to costly or disruptive disputes, impact our ability to attract and retain employees, result in reductions in our Live Unit and/or leased unit portfolio, and reduce our ability to realize revenue.

The extent to which a public health crisis could again impact us will depend on numerous evolving factors and future developments that are uncertain and that we are not able to predict at this time, including: the timing, extent, trajectory and duration of the pandemic or other health crisis; the emergence of new viral variants; the development, availability, distribution and effectiveness of vaccines and treatments; the imposition of protective public safety measures; and the impact of the pandemic or other crisis on the global economy and demand for our products and services. We could again experience adverse impacts to our business as a result of any economic recession that may occur from a resurgence of COVID-19 or other global pandemics.

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

Our operations are relatively concentrated in a limited number of cities, and we expect that the majority of our operations will continue to be concentrated in a limited number of cities. As of June 30, 2023, our five largest cities (New York City, Dubai, Philadelphia, Miami, and New Orleans) accounted for approximately 34.8% of our Live Units, and our 10 largest cities accounted for approximately 55.0% of our Live Units. Geographic concentration magnifies the risk to us of localized economic, political, public health and other conditions such as natural disasters. Civil unrest, public health crises, unusual weather, natural disasters, or other factors affecting travel to these cities or other markets in which we are expanding, as well as changes in local competitive conditions and regulations affecting the hospitality industry, may have a disproportionate negative effect on our revenue and on our ability to secure sufficient staffing, supplies or services for our largest markets.

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

In the United States, federal, state, and local governments have enacted numerous data privacy and security laws, including data breach notification laws, personal data privacy laws, consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act), and other similar laws (e.g., wiretapping laws). For example, the CCPA applies to personal information of consumers, business representatives, and employees, and requires businesses to provide specific disclosures in privacy notices and honor requests of California residents to exercise certain privacy rights. The CCPA provides for civil penalties of up to $7,500 per violation and allows private litigants affected by certain data breaches to recover significant statutory damages. Moreover, California voters approved the CPRA, which significantly modifies the CCPA, creating additional obligations relating to consumer data effective as of January 1, 2023. Other states, such as Virginia, Connecticut, Utah, and Colorado, have also passed comprehensive privacy laws, and similar laws are being considered in several other states, as well as at the federal and local levels. These developments may further complicate compliance efforts and increase legal risk and compliance costs for us and the third parties upon whom we rely.

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

While we have invested and continue to invest resources to comply with privacy and data security obligations, including the EU GDPR, the UK GDPR, the CCPA/CPRA, and other privacy regulations and obligations, as applicable, these obligations are quickly changing, becoming increasingly stringent, and creating regulatory uncertainty. Additionally, these obligations may be extremely complex, and subject to different and inconsistent applications and interpretations. Preparing for and complying with these obligations requires us to devote significant resources, which may necessitate changes to our services, information technologies, systems, and practices and to those of any third parties that process personal data on our behalf. We may at times fail (or be perceived to have failed) in our efforts to comply with our data privacy and security obligations. Moreover, despite our efforts, our personnel or third parties on whom we rely may fail to comply with such obligations, which could negatively impact our business operations. Any failure, or perceived or alleged failure, by us or the third parties on which we rely to comply with any federal, state, local or international laws, regulations, industry self-regulatory principles, industry standards or codes of conduct, regulatory guidance, orders to which we may be subject, or other actual or asserted legal or contractual obligations relating to privacy, data protection, information security, or consumer protection could have significant consequences, including (but not limited to) government enforcement actions (e.g., investigations, fines, penalties, audits, inspections, and similar); litigation (including class-action claims); additional reporting requirements and/or oversight; indemnification obligations; bans on processing personal data or credit cards; and orders to destroy or not use personal data. For example, in August 2023, a purported class action lawsuit was filed against the Company asserting claims based on the Company’s alleged failure to secure and safeguard the personally identifiable information of the putative class. For a discussion of this lawsuit, see the section entitled “Legal Proceedings” herein. Any of these events could have a material adverse effect on our reputation, business, or financial condition, including but not limited to: loss of guests; inability to process personal data or to operate in certain jurisdictions; limited ability to develop or commercialize new features, amenities, or services; expenditure of time and resources to defend any claim or inquiry; adverse publicity; or substantial changes to our business model or operations.

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

As of June 30, 2023, we had indebtedness related to our Delayed Draw Notes in the aggregate principal amount of $196.4 million, including capitalized paid-in-kind interest, secured against substantially all of our assets. Risks relating to our indebtedness include:
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

In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we have 180 calendar days, or until October 18, 2023, to regain compliance with the minimum bid price requirement. To regain compliance, the closing bid price of our common stock must be at least $1.00 per share for a minimum of ten consecutive business days during this 180 calendar day grace period, unless Nasdaq exercises its discretion to extend this ten-day period. In the event we do not regain compliance with the minimum bid price requirement by October 18, 2023, we may be eligible for an additional 180 calendar day compliance period if we elect and are eligible to transfer to The Nasdaq Capital Market. To qualify, we would be required to meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for The Nasdaq Capital Market, with the exception of the minimum bid price requirement, and would need to provide written notice of our intention to cure the bid price deficiency during the second compliance period. As of June 30, 2023, we did not meet the stockholders' equity initial listing requirement for The Nasdaq Capital Market, and we do not anticipate meeting that requirement before October 18, 2023. If it appears to Nasdaq’s staff that we will not be able to cure the deficiency or if we are otherwise not eligible, or if our common stock has a closing bid price of $0.10 or less for ten consecutive trading days during any such compliance period, Nasdaq would notify us that our securities would be subject to delisting.

We intend to monitor our common stock’s closing bid price and assess potential actions to regain compliance with Nasdaq’s Listing Rule 5450(a)(1). At a special meeting of stockholders currently scheduled for September 15, 2023, our stockholders will consider a proposal to give our Board of Directors the authority to effectuate a reverse stock split for this purpose, if necessary. There can be no assurance that stockholder approval will be received, that any future reverse stock split will have the desired effects, or that we will regain compliance with Nasdaq’s Rule 5450(a)(1) or will otherwise be in compliance with the other Nasdaq listing requirements.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the quarter ended June 30, 2023, none of the Company’s directors or Section 16 officers adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

The following exhibits are filed as part of this report or hereby incorporated by references to filings previously made with the SEC.

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed or Furnished Herewith
10.1	First Agreement to Loan and Security Agreement, dated as of April 28, 2023, by and among Sonder Holdings Inc., the other borrowers from time to time party thereto and Silicon Valley Bank, a division of First-Citizens Bank & Trust Company	8-K	001-39907	10.1	May 2, 2023

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	Inline XBRL Instance Document					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)					X

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

Sonder Holdings Inc.
(registrant)

August 9, 2023	/s/ Chris Berry
Date	Chris Berry
Senior Vice President and Chief Accounting Officer