Form 10-Q
period 2023-09-30
Sonder Holdings Inc.
filed 2023-11-14
CIK 1819395

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
FORM 10-Q
___________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______ to ______
Commission file number 001-39907
___________________________________
SONDER HOLDINGS INC.
___________________________________
(Exact name of registrant as specified in its charter)

Delaware	85-2097088
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
447 Sutter St. Suite 405, #542 San Francisco, California	94108
(Address of principal executive offices)	(Zip Code)
(617) 300-0956
(Registrant’s telephone number, including area code)
___________________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	SOND	The Nasdaq Stock Market LLC
Warrants, each 20 whole warrants exercisable for one share of Common Stock at an exercise price of $230.00 per share	SONDW	The Nasdaq Stock Market LLC
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
Yes ☐ No ☒
The registrant had 11,064,738 shares of common stock outstanding as of November 1, 2023.

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

Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:

•    our focus on achieving positive Free Cash Flow without additional fundraising, as part of our Cash Flow Positive Plan announced on June 9, 2022;
•    our financial, operating and growth forecasts and projections, including our focus on revenue growth rates and cost reductions, and our anticipated reductions in cash burn;
•    expectations for our business, revenue, expenses, operating results, and financial condition;
•    our lease renegotiation efforts and their potential effects on our portfolio, results of operations, and cash flow;
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
•    the anticipated growth in our portfolio of units that are available for guests to book (“Live Units”) and units for which we have signed real estate contracts but which are not yet available for guests to book (“Contracted Units”), including the anticipated scope and timing of any removals of units from our portfolio;
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
•    the anticipated effects of public health crises;
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

For a discussion of our risk factors, see the sections entitled “Risk Factors” herein and in our most recent Annual Report on Form 10-K and subsequent SEC filings. Additional factors that could cause results or performance to materially differ from those expressed in our forward-looking statements are detailed in other filings we may make with the Securities and Exchange Commission (“SEC”), copies of which are available from us at no charge. Please consider our forward-looking statements in light of those risks as you read this report. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report on Form 10-Q. We cannot assure you that the results, events and circumstances reflected in the forward-looking statements will be achieved or occur, and actual results, events or circumstances could differ materially from those described in the forward-looking statements.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements
SONDER HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	September 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$166,045	$246,624
Restricted cash	41,188	42,562
Accounts receivable, net of allowance of $3,265 and $972 at September 30, 2023 and December 31, 2022, respectively	9,105	5,613
Prepaid expenses	6,388	8,066
Other current assets	10,532	10,065
Total current assets	233,258	312,930
Property and equipment, net	28,462	34,926
Operating lease right-of-use ("ROU") assets	1,439,572	1,209,486
Other non-current assets	15,045	16,270
Total assets	$1,716,337	$1,573,612

Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable	$20,514	$16,082
Accrued liabilities	24,694	20,131
Taxes payable	15,894	14,418
Deferred revenue	67,819	41,664
Current portion of long-term debt	1,000	—
Current operating lease liabilities	199,345	158,346
Total current liabilities	329,266	250,641
Non-current operating lease liabilities	1,382,693	1,166,538
Long-term debt, net	196,398	172,950
Other non-current liabilities	668	3,430
Total liabilities	1,909,025	1,593,559

Commitments and contingencies (Note 10)

Stockholders’ deficit:
Common stock(1)	1	1
Additional paid-in capital(1)	972,991	947,621
Cumulative translation adjustment	10,908	12,985
Accumulated deficit	(1,176,588)	(980,554)
Total stockholders’ deficit	(192,688)	(19,947)
Total liabilities and stockholders’ deficit	$1,716,337	$1,573,612
(1) Prior period balances have been adjusted to reflect the Reverse Stock Split (as defined in Note 1) at a ratio of 1-for-20 that became effective on September 20, 2023. See Note 1, Basis of Presentation, for details.

See accompanying notes to unaudited condensed consolidated financial statements.

SONDER HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE LOSS
(In thousands, except per share information)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Revenue	$160,896	$124,526	$439,037	$326,314
Costs and operating expenses:
Cost of revenue (excluding depreciation and amortization)	110,711	76,884	295,988	229,967
Operations and support	52,137	55,586	160,502	157,856
General and administrative	27,551	33,016	90,465	101,274
Research and development	5,344	6,936	17,487	22,649
Sales and marketing	20,996	13,372	55,063	35,247
Other operating expenses	1,087	—	1,087	—
Restructuring and other charges	—	—	2,130	4,033
Total costs and operating expenses	217,826	185,794	622,722	551,026
Loss from operations	(56,930)	(61,268)	(183,685)	(224,712)

Interest expense, net	6,423	4,112	18,285	16,696
Change in fair value of SPAC Warrants	(276)	495	(674)	(23,819)
Change in fair value of Earn Out Liability	(209)	2,223	(2,142)	(94,299)
Change in fair value of share-settled redemption feature and gain on conversion of convertible notes	—	—	—	(29,512)
Other expense (income), net	1,032	5,175	(3,759)	14,050
Total non-operating expense (income), net	6,970	12,005	11,710	(116,884)
Loss before income taxes	(63,900)	(73,273)	(195,395)	(107,828)
Provision for income taxes	376	416	639	564
Net loss	$(64,276)	$(73,689)	$(196,034)	$(108,392)

Basic and diluted net loss per common share(1)	$(5.86)	$(6.83)	$(17.97)	$(10.70)

Other comprehensive loss:
Net loss	$(64,276)	$(73,689)	$(196,034)	$(108,392)
Change in foreign currency translation adjustment	3,256	4,833	(2,078)	11,916
Comprehensive loss	$(61,020)	$(68,856)	$(198,112)	$(96,476)
(1) Prior period balances have been adjusted to reflect the Reverse Stock Split (as defined in Note 1) at a ratio of 1-for-20 that became effective on September 20, 2023. See Note 1, Basis of Presentation, for details.

See accompanying notes to unaudited condensed consolidated financial statements.

SONDER HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine months ended September 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(196,034)	$(108,392)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	18,908	17,801
Stock-based compensation	25,362	18,139
Amortization of operating lease ROU assets	130,192	105,569
Impairment of ROU assets	1,087	—
(Gain) loss on foreign exchange	(2,445)	13,092
Capitalization of paid-in-kind interest on long-term debt	20,418	12,544
Amortization of debt issuance costs	6	149
Amortization of debt discounts	1,274	3,374
Change in fair value of share-settled redemption feature and gain on conversion of convertible notes	—	(29,512)
Change in fair value of SPAC Warrants	(674)	(23,819)
Change in fair value of Earn Out Liability	(2,142)	(94,299)
Other operating activities	897	1,362
Changes in:
Accounts receivable, net	(4,817)	(1,560)
Prepaid expenses	1,885	(2,543)
Other current and non-current assets	1,177	10,750
Accounts payable	4,433	(28,401)
Accrued liabilities	3,911	2,295
Taxes payable	1,706	6,181
Deferred revenue	25,651	30,204
Operating lease ROU assets and operating lease liabilities, net	(105,422)	(58,493)
Other current and non-current liabilities	589	1,467
Net cash used in operating activities	(74,038)	(124,092)

SONDER HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(In thousands)
(Unaudited)

	Nine months ended September 30,
	2023	2022
Cash flows from investing activities:
Purchase of property and equipment	(10,988)	(23,579)
Capitalization of internal-use software	(1,117)	(2,510)
Net cash used in investing activities	(12,105)	(26,089)
Cash flows from financing activities:
Proceeds from Delayed Draw Notes	—	159,225
Repayment of debt and payment of early termination fees	(250)	(27,745)
Proceeds from issuance of debt	3,000	—
Proceeds from business combination and PIPE Investment	—	325,928
Common stock issuance costs	—	(58,555)
Proceeds from exercise of stock options	8	1,702
Net cash provided by financing activities	2,758	400,555
Effects of foreign exchange on cash	1,432	(1,860)
Net change in cash, cash equivalents, and restricted cash	(81,953)	248,514
Cash, cash equivalents, and restricted cash at beginning of period	289,186	69,941
Cash, cash equivalents, and restricted cash at end of period	$207,233	$318,455

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$746	$488
Cash paid for interest	$1,494	$2,306
Supplemental disclosure of non-cash investing and financing activities
Accrued purchases of property and equipment	$359	$134
ROU assets acquired	$360,818	$199,875
Conversion of convertible notes	$—	$159,172
Conversion of Legacy Sonder Warrants	$—	$1,243
Reclassification of liability-classified Legacy Sonder Warrants to equity	$—	$2,111
Recognition of Earn Out Liability	$—	$(98,117)
Recognition of SPAC Warrants	$—	$(25,985)
Issuance of Delayed Draw Warrants	$—	$5,598
Conversion of Exchangeable Stock(1)	$—	$49,734
Conversion of Redeemable Convertible Preferred Stock(1)	$—	$518,760
Reconciliation of cash, cash equivalents, and restricted cash:
Cash and cash equivalents	$166,045	$317,324
Restricted cash	41,188	1,131
Cash, cash equivalents, and restricted cash at end of period	$207,233	$318,455
(1) Prior period balances have been adjusted to reflect the Reverse Stock Split (as defined in Note 1) at a ratio of 1-for-20 that became effective on September 20, 2023. See Note 1, Basis of Presentation, for details.

See accompanying notes to unaudited condensed consolidated financial statements.

SONDER HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
Three and nine months ended September 30, 2023
(In thousands, except share information)
(Unaudited)

	Common Stock		Post-Combination Exchangeable Common Stock		Additional Paid-in Capital(1)	Accumulated Translation Adjustment	Accumulated Deficit	Total Stockholders’ Deficit
	Shares(1)	Amount(1)	Shares(1)	Amount
Balance at December 31, 2022	9,919,716	$1	1,019,460	$—	$947,621	$12,985	$(980,554)	$(19,947)
Exercise of common stock options	463	—	—	—	8	—	—	8
Vesting of restricted stock units	25,853	—	—	—	—	—	—	—
Conversion of exchangeable stock	46,525	—	(46,525)	—	—	—	—	—
Stock-based compensation	—	—	—	—	12,180	—	—	12,180
Components of comprehensive loss:
Net loss	—	—	—	—	—	—	(86,431)	(86,431)
Change in cumulative translation adjustment	—	—	—	—	—	(2,637)	—	(2,637)
Balance at March 31, 2023	9,992,557	$1	972,935	$—	$959,809	$10,348	$(1,066,985)	$(96,827)
Exercise of common stock options	6	—	—	—	—	—	—	—
Vesting of restricted stock units	48,562	—	—	—	—	—	—	—
Conversion of exchangeable stock	9,892	—	(9,892)	—	—	—	—	—
Stock-based compensation	—	—	—	—	8,258	—	—	8,258
Components of comprehensive loss:
Net loss	—	—	—	—	—	—	(45,327)	(45,327)
Change in cumulative translation adjustment	—	—	—	—	—	(2,696)	—	(2,696)
Balance at June 30, 2023	10,051,017	$1	963,043	$—	$968,067	$7,652	$(1,112,312)	$(136,592)
Exercise of common stock options	—	—	—	—	—	—	—	—
Vesting of restricted stock units	2,474	—	—	—	—	—	—	—
Conversion of exchangeable stock	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	4,924	—	—	4,924
Components of comprehensive loss:
Net loss	—	—	—	—	—	—	(64,276)	(64,276)
Change in cumulative translation adjustment	—	—	—	—	—	3,256	—	3,256
Balance at September 30, 2023	10,053,491	$1	963,043	$—	$972,991	$10,908	$(1,176,588)	$(192,688)
(1) Prior period balances have been adjusted to reflect the Reverse Stock Split (as defined in Note 1) at a ratio of 1-for-20 that became effective on September 20, 2023. See Note 1, Basis of Presentation, for details.

See accompanying notes to unaudited condensed consolidated financial statements.

SONDER HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT (continued)
Three and nine months ended September 30, 2022
(In thousands, except share information)
(Unaudited)

	Redeemable Convertible Preferred Stock		Exchangeable Preferred Stock		Common Stock		Exchangeable Series AA Stock		Post-Combination Exchangeable Common Stock		Additional Paid-in Capital(1)	Accumulated Translation Adjustment	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares(1)	Amount(1)	Shares	Amount	Shares(1)	Amount(1)	Shares	Amount	Shares(1)	Amount
Balance at December 31, 2021	3,788,354	$518,760	12,570,228	$49,733	434,212	$—	9,421,190	$—	—	$—	$43,107	$7,299	$(814,812)	$(764,406)
Retroactive adjustment to reflect the exchange ratio due to business combination	1,775,217	—	5,929,180	—	203,397	—	4,414,756	—	—	—	—	—	—	—
Balance at December 31, 2021, as adjusted	5,563,571	$518,760	18,499,408	$49,733	637,609	$—	13,835,946	$—	—	$—	$43,107	$7,299	$(814,812)	$(764,406)
Exercise of common stock options	—	—	—	—	18,147	—	—	—	—	—	873	—	—	873
Conversion of Legacy Sonder Warrants from liabilities to equity	—	—	—	—	—	—	—	—	—	—	2,111	—	—	2,111
CEO promissory note settlement	—	—	—	—	(136,281)	—	—	—	—	—	—	—	—	—
Conversion of Legacy Sonder Warrants	—	—	—	—	7,761	—	—	—	—	—	1,243	—	—	1,243
Conversion of convertible note	—	—	—	—	950,855	—	—	—	—	—	159,173	—	—	159,173
Conversion of preferred stock	(5,563,571)	(518,760)	—	—	5,563,571	1	—	—	—	—	518,760	—	—	518,761
Conversion of exchangeable stock	—	—	(18,499,408)	(49,733)	—	—	(13,835,946)	—	1,616,767	—	49,733	—	—	49,733
Issuance of common stock in connection with business combination and PIPE offering	—	—	—	—	2,192,291	—	—	—	—	—	267,362	—	—	267,362
Assumption of SPAC Warrants upon consummation of business combination	—	—	—	—	—	—	—	—	—	—	(25,985)	—	—	(25,985)
Earn Out Liability recognized upon consummation of business combination	—	—	—	—	—	—	—	—	—	—	(98,117)	—	—	(98,117)
Issuance of Delayed Draw Warrants	—	—	—	—	—	—	—	—	—	—	5,598	—	—	5,598
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	6,680	—	—	6,680
Components of comprehensive loss:	—	—	—	—	—	—	—	—	—	—	—	—	—
Net income	—	—	—	—	—	—	—	—	—	—	—	—	10,963	10,963
Change in cumulative translation adjustment	—	—	—	—	—	—	—	—	—	—	—	1,999	—	1,999
Balance at March 31, 2022	—	$—	—	$—	9,233,953	$1	—	$—	1,616,767	$—	$930,538	$9,298	$(803,849)	$135,988

SONDER HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT (continued)
Three and nine months ended September 30, 2022 (continued)
(In thousands, except share information)
(Unaudited)

	Redeemable Convertible Preferred Stock		Exchangeable Preferred Stock		Common Stock		Exchangeable Series AA Stock		Post-Combination Exchangeable Common Stock		Additional Paid-in Capital(1)	Accumulated Translation Adjustment	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares(1)	Amount(1)	Shares	Amount	Shares(1)	Amount
Balance at March 31, 2022	—	$—	—	$—	9,233,953	$1	—	$—	1,616,767	$—	$930,538	$9,298	$(803,849)	$135,988
Exercise of common stock options	—	—	—	—	18,794	—	—	—	—	—	574	—	—	574
Vesting of restricted stock units	—	—	—	—	1,487	—	—	—	—	—	57	—	—	57
Conversion of exchangeable stock	—	—	—	—	212,967	—	—	—	(212,967)	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	5,054	—	—	5,054
Components of comprehensive loss:
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(45,666)	(45,666)
Change in cumulative translation adjustment	—	—	—	—	—	—	—	—	—	—	—	5,085	—	5,085
Balance at June 30, 2022	—	$—	—	$—	9,467,201	$1	—	$—	1,403,800	$—	$936,223	$14,383	$(849,515)	$101,092
Exercise of common stock options	—	—	—	—	7,966	—	—	—	—	—	129	—	—	129
Vesting of restricted stock units	—	—	—	—	25,187	—	—	—	—	—	—	—	—	—
Conversion of exchangeable stock	—	—	—	—	360,151	—	—	—	(360,151)	—	1	—	—	1
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	6,405	—	—	6,405
Components of comprehensive loss:	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(73,689)	(73,689)
Change in cumulative translation adjustment	—	—	—	—	—	—	—	—	—	—	—	4,833	—	4,833
Balance at September 30, 2022	—	$—	—	$—	9,860,505	$1	—	$—	1,043,649	$—	$942,758	$19,216	$(923,204)	$38,771

(1) Prior period balances have been adjusted to reflect the Reverse Stock Split (as defined in Note 1) at a ratio of 1-for-20 that became effective on September 20, 2023. See Note 1, Basis of Presentation, for details.

See accompanying notes to unaudited condensed consolidated financial statements.

SONDER HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Note 1. Basis of Presentation

Nature of Operations

Sonder Holdings Inc., together with its wholly owned subsidiaries (collectively, the “Company”), provides short and long-term accommodations to travelers in various cities across North America, Europe, and the Middle East. The units in each apartment-style building and each hotel property are selected, designed, and managed directly by the Company. The Company also provides accommodations to travelers through boutique hotels that are designated as Powered by Sonder properties, each with its own unique design elements and features.
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
Basis of Financial Statement Presentation and Principles of Consolidation

The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”, “U.S. GAAP”, or “generally accepted accounting principles”). The condensed consolidated financial statements present the results of operations, financial position, and cash flows of Sonder Holdings Inc., its wholly owned subsidiaries, and one variable interest entity (“VIE”) for which it is the primary beneficiary in accordance with consolidation accounting guidance. All intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, including normal recurring adjustments, necessary to present fairly the Company’s financial position at September 30, 2023 and December 31, 2022, its results of operations and comprehensive loss and stockholders’ deficit for the three and nine months ended September 30, 2023 and 2022, and cash flows for the nine months ended September 30, 2023 and 2022. The Company’s condensed consolidated results of operations and comprehensive loss and stockholders’ deficit for the three and nine months ended September 30, 2023 and cash flows for the nine months ended September 30, 2023 are not necessarily indicative of the results to be expected for the full year.

The Company qualifies as an emerging growth company as defined in the Jumpstart Our Business Startups Act of 2012, and as a "smaller reporting company" as defined in Rule 12b-2 under the Securities Exchange Act of 1934, and, as such, may take advantage of specified reduced reporting requirements and deferred accounting standards adoption dates, and is relieved of other significant requirements that are otherwise generally applicable to other public companies.

Reverse Stock Split

On September 19, 2023, the Company filed a certificate of amendment to the Company’s Amended and Restated Certificate of Incorporation to effect a 1-for-20 reverse stock split (the “Reverse Stock Split”) of the outstanding shares of the Company’s common stock (including special voting common stock), par value $0.0001 per share, effective as of 4:01 p.m., Eastern Time, on September 20, 2023 (the “Effective Time”). As of the Effective Time, every 20 shares of the Company’s issued and outstanding common stock and every 20 shares of its issued and outstanding special voting common stock were combined into one issued and outstanding share of common stock or one issued and outstanding share of special voting common stock, respectively. The total number of authorized shares of common stock was reduced from 400,000,000 to 20,000,000, and the total number of authorized shares of special voting common stock was reduced from 40,000,000 to 2,000,000. The number of authorized shares of preferred stock remained unchanged at 250,000,000 shares, and the par value of the Company’s common stock (including special voting common stock) remained unchanged at $0.0001 per share.

As of the Effective Time, proportional adjustments to reflect the Reverse Stock Split were also made to the number of shares of common stock issuable upon the exercise of the Company’s outstanding warrants and stock options, the number of shares issuable pursuant to outstanding restricted stock units, and the number of shares authorized and reserved for issuance pursuant to the Company’s equity incentive and employee stock purchase plans. The exercise prices and stock price targets of outstanding stock options, warrants, and equity awards were also proportionately adjusted, as applicable. Accordingly, with respect to the Company’s publicly traded warrants trading under the symbol “SONDW,” every 20 warrants outstanding immediately prior to the Reverse Stock Split became exercisable for one share of common stock at an exercise price of $230.00 per share. Proportional adjustments were also made to the number of shares issuable pursuant to the Earn Out provided for in the Company’s Agreement and Plan of Merger dated April 29, 2021, as amended, and its triggering event share prices. The outstanding Post-Combination Exchangeable Common Stock of the Company’s subsidiary, Sonder Canada Inc., were also consolidated on a 1-for-20 basis to reflect the Reverse Stock Split. Any fractional interests in the Post-Combination Exchangeable Common Stock were paid out in cash, applying the same per-share price applicable to the Company’s common stock, and fractional interests in the related shares of special voting common stock were paid out in cash with reference to their automatic redemption price as stated in the Company’s certificate of incorporation.

The effects of the Reverse Stock Split have been reflected in these condensed consolidated financial statements and the accompanying footnotes for all periods presented, which includes adjusting the description of any activity that may have been transacted on a pre-Reverse Stock Split basis.

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

Use of Estimates

The preparation of consolidated financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, and the reported amounts of revenue and expense during the reporting periods. Examples of where management makes estimates and assumptions included, but are not limited to, the fair value of share-based awards, estimated useful life of long-lived assets, bad-debt allowances, valuation of intellectual property and intangible assets, contingent liabilities, valuation allowance for deferred tax assets, and valuation of non-routine complex transactions, such as recognition of the Earn Out Liability and SPAC Warrants (both as defined below), among others. These estimates are based on information available as of the date of the condensed consolidated financial statements; therefore, actual results could differ from those estimates.

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

Restatement of Previously Reported Financial Statements

Subsequent to the issuance of the Company’s unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2022, the Company identified and corrected the following:

The Company recorded $12.2 million as an adjustment to correct the initial recorded fair value of $23.7 million for the Public Warrants (as defined below) upon consummation of the Business Combination. This correction was made as a $12.2 million increase to the originally recorded additional paid-in capital and a corresponding reduction to other income in the September 30, 2022 condensed consolidated statements of operations and comprehensive loss. This adjustment, in addition to the adjustments in fair value from the date of the Business Combination to the end of the three and nine months ended September 30, 2022, resulted in net changes in fair value of $0.8 million and $12.5 million for the three and nine months ended September 30, 2022, respectively. Further, this adjustment resulted in a change in basic and diluted net loss per share from $7.00 per share as previously reported to $6.83 per share as corrected for the three months ended September 30, 2022 and from $9.00 per share as previously reported to $10.70 per share as corrected for the nine months ended September 30, 2022.

Management considers such correction to be immaterial to the previously issued condensed consolidated financial statements.

The following table presents only those line items affected by the correction as discussed above (in thousands):

	As Previously Reported	Adjustments	As Corrected
Statement of Operations and Comprehensive Loss
Three months ended September 30, 2022:
Change in fair value of SPAC Warrants	$1,305	$(810)	$495
Total non-operating expense (income), net	12,815	(810)	12,005
Loss before income taxes	(74,083)	810	(73,273)
Net loss	(74,499)	810	(73,689)
Comprehensive loss	(69,666)	810	(68,856)
Basic and diluted net loss per common share(1)	$(7.00)	$0.17	$(6.83)

Nine months ended September 30, 2022:
Change in fair value of SPAC Warrants	$(36,329)	$12,510	$(23,819)
Total non-operating expense (income), net	(129,394)	12,510	(116,884)
Loss before income taxes	(95,318)	(12,510)	(107,828)
Net loss	(95,882)	(12,510)	(108,392)
Less: Net loss attributable to convertible and exchangeable preferred stockholders	3,886	(3,886)	—
Net loss attributable to common stockholders	(91,996)	(16,396)	(108,392)
Comprehensive loss	(83,966)	(12,510)	(96,476)
Basic and diluted net loss per common share(1)	$(9.00)	$(1.70)	$(10.70)

Statement of Stockholders' Equity
Three months ended September 30, 2022:
Net loss	$(74,499)	$810	$(73,689)
Accumulated Deficit	(910,694)	(12,510)	(923,204)
Total stockholders' equity at September 30, 2022	$39,131	$(360)	$38,771

Nine months ended September 30, 2022:
Assumption of SPAC Warrants upon consummation of business combination	$(38,135)	$12,150	$(25,985)
Net loss	(95,882)	(12,510)	(108,392)
Additional Paid-in Capital	930,608	12,150	942,758
Accumulated Deficit	(910,694)	(12,510)	(923,204)
Total stockholders' equity at September 30, 2022	$39,131	$(360)	$38,771

Statement of Cash Flows
Cash flows from operating activities
Net loss	$(95,882)	$(12,510)	$(108,392)
Change in fair value of SPAC Warrants	(36,329)	12,510	(23,819)
(1) Prior period balances have been adjusted to reflect the Reverse Stock Split (as defined in Note 1) at a ratio of 1-for-20 that became effective on September 20, 2023. See discussion above for details.

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

The following table sets forth the Company’s total revenues for the periods indicated, disaggregated between direct and indirect (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Direct revenue	$73,569	$60,775	$210,444	$149,010
Indirect revenue	87,327	63,751	228,593	177,304
Total revenue	$160,896	$124,526	$439,037	$326,314

Three OTAs represented 24.0%, 14.3%, and 12.2%, respectively, of revenues for the three months ended September 30, 2023, while three OTAs represented 22.3%, 14.2%, and 11.9%, respectively, of revenues for the nine months ended September 30, 2023. Two OTAs represented 20.1% and 19.7%, respectively, of revenues for the three months ended September 30, 2022, while three OTAs represented 22.6%, 19.2%, and 10.1%, respectively, of revenues for the nine months ended September 30, 2022.

Two third-party corporate customers represented 18.4% and 12.7% of the gross accounts receivable balance at September 30, 2023, and four third-party corporate customers and OTAs represented 23.8%, 18.3%, 17.0%, and 11.8%, respectively, of the gross accounts receivable balance as of December 31, 2022.

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

SPAC Warrants

As part of the GMII initial public offering (“GMII IPO”), GMII issued 9,000,000 public warrants (the “Public Warrants”) and 5,500,000 private placement warrants (the “Private Placement Warrants”), of which, every 20 warrants are exercisable for one share of common stock at a price of $230.00 per common share (collectively, the “SPAC Warrants”).

Management has determined that the SPAC Warrants issued in the GMII IPO, which remained outstanding at consummation of the Business Combination and became exercisable for shares of the Company’s common stock, are subject to accounting treatment as a liability. At the consummation of the Business Combination and at September 30, 2023, the Company used the Public Warrants stock price to value the Public Warrants.

At consummation of the Business Combination, the Company used a Monte Carlo simulation methodology to value the Private Placement Warrants using Level 3 inputs, as the Company did not have observable inputs for the valuation. At December 31, 2022, the Company used the Black-Scholes option-pricing model to estimate the fair value of the Private Placement Warrants using Level 3 inputs. During the three months ended March 31, 2022, the Private Placement Warrants were transferred by the original holders and, in accordance with the contractual terms of the Private Placement Warrants, became Public Warrants upon transfer. As such, at September 30, 2023, the Company used the Public Warrants stock price to value all SPAC Warrants.

At September 30, 2023, the SPAC Warrants were valued at $0.02 per warrant.

Refer to Note 7, Warrants and Stockholders’ Deficit, for additional information about the SPAC Warrants.

Earn Out Liability

In addition to the consideration paid at consummation of the Business Combination, certain investors may receive their pro rata share of up to an aggregate of 725,000 additional shares of the Company’s common stock as consideration upon the common stock achieving certain benchmark share prices, as set forth in the merger agreement (the “Earn Out”). Management has determined that the Earn Out is subject to treatment as a liability (the “Earn Out Liability”).

At September 30, 2023, the Company used a Monte Carlo simulation methodology to value the Earn Out using Level 3 inputs. The key assumptions used in the Monte Carlo simulation are related to expected share-price volatility of 72.5%, expected term of 3.79 years, risk-free interest rate of 4.7%, and dividend yield of 0%. The expected volatility at September 30, 2023 was derived from the volatility of comparable public companies.

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

Disclosures about Fair Value of Financial Instruments

At September 30, 2023, the Earn Out Liability and SPAC Warrants liability were included in other non-current liabilities in the condensed consolidated balance sheets. The following table summarizes the Company’s Level 1, Level 2, and Level 3 financial liabilities measured at fair value on a recurring basis as of September 30, 2023 (in thousands):

	Level 1	Level 3	Total
Earn Out Liability	$—	$275	$275
SPAC Warrants	231	—	231
Total financial liabilities measured and recorded at fair value	$231	$275	$506

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

The following table represents changes in the Company’s Level 3 liabilities measured at fair value for the nine months ended September 30, 2023 (in thousands):

Level 3
Beginning balance at January 1, 2023	$2,692
Transfers out of Level 3	(275)
Change in fair value of Earn Out Liability	(2,142)
Total financial liabilities measured and recorded at fair value	$275

The following table presents changes in the Company’s Level 3 liabilities measured at fair value for the year ended December 31, 2022 (in thousands):

Level 3
Beginning balance at January 1, 2022	$33,610
Recognition of Earn Out Liability	98,117
Private Placement Warrants liability recognized upon consummation of Business Combination	14,465
Change in fair value of share-settled redemption feature upon conversion of convertible notes	(30,322)
Change in fair value of Earn Out Liability	(95,700)
Change in fair value of Private Placement Warrants liability	(14,190)
Conversion of preferred stock warrant liabilities to equity	(3,288)
Total financial liabilities measured and recorded at fair value	$2,692

There were no transfers of financial instruments between valuation levels during the nine months ended September 30, 2023 and the year ended December 31, 2022, other than the transfer of the Private Placement Warrants when they became Public Warrants, as discussed above.

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

Note 5. Debt

Delayed Draw Note Purchase Agreement

On December 10, 2021, the Company entered into a note and warrant purchase agreement (the “Delayed Draw Note Purchase Agreement”) with certain private placement investors (“Purchasers”) for the sale of delayed draw notes in aggregate of $165.0 million to be available to the Company following the consummation of the Business Combination (the “Delayed Draw Notes”). The Delayed Draw Note Purchase Agreement also provided for the issuance of warrants to purchase an aggregate of 123,750 shares of the Company’s common stock with an exercise price of $250.00 per share (the “Delayed Draw Warrants”).

In January 2022, upon consummation of the Business Combination, the Company drew $165.0 million in Delayed Draw Notes and issued Delayed Draw Warrants to purchase 123,750 shares of common stock to the Purchasers. The Delayed Draw Notes have a maturity of five years from the date of issuance and are subject to interest on the unpaid principal amount at a rate per annum equal to the three-month secured overnight financing rate (“SOFR”) plus 9.00%. For the first two years, the Company elected payment-in-kind interest, quarterly in arrears. The Delayed Draw Notes are secured by substantially all of the assets of the Company. The Delayed Draw Warrants expire five years after issuance.

In November 2023, the Delayed Draw Note Purchase Agreement was amended to (i) extend the ability to pay interest in kind on the Delayed Draw Notes through July 19, 2024, (ii) provide for the repayment by the Company of $30.0 million of the outstanding principal amount of the Delayed Draw Notes, plus a prepayment premium of approximately $4.3 million, and (iii) add a minimum liquidity covenant and a minimum free cash flow covenant, each as more fully detailed in the amendment.

Equipment Financing Agreement

On July 25, 2023, the Company entered into a master equipment financing agreement (the “EFA”), which is accounted for as debt. In accordance with the agreement, the Company received approximately $3.0 million in exchange for conveying an interest in certain furniture, fixtures, and equipment (“FF&E”). The EFA contains customary terms and events of default and provides for 12 quarterly payments with an interest rate of approximately 22.2%, which includes a balloon payment at the end of the term. The agreement matures in July 2026. Upon maturity, all interest in the subject FF&E will revert back to the Company.

Long term debt, net consisted of the following at the dates indicated (in thousands):

	September 30, 2023	December 31, 2022
Principal balance, including capitalized paid-in-kind interest	$205,435	$183,245
Less: debt discount related to Delayed Draw Warrants, net of amortization	(4,333)	(4,945)
Less: unamortized debt discount and deferred issuance costs	(4,704)	(5,350)
Long-term debt, net	$196,398	$172,950

At September 30, 2023, the current portion of long term debt consisted of $1.0 million in principal on the EFA. The Company did not have any portion of long term debt that was current at December 31, 2022.

Convertible Notes

In January 2022, upon consummation of the Business Combination, the outstanding principal and accrued and unpaid interest of the Company’s convertible notes were automatically converted into 950,855 shares of common stock for a value of $159.2 million. As a result, the Company recognized a gain on conversion of $29.5 million as a result of a change in the fair value of the share-settled redemption feature and $159.2 million additional-paid-in-capital. The Company also recognized the change in fair value of the share-settled redemption feature, prior to conversion, of $30.3 million, expense related to the debt discount of $10.0 million and interest expense of $1.4 million.

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

2022 Loan and Security Agreement

In December 2022, the Company entered into a loan and security agreement with Silicon Valley Bank (“SVB”) (now, a division of First Citizens Bank & Trust Company) (the “2022 Loan and Security Agreement”) for a revolving line of credit in an aggregate principal balance of $60.0 million with a maturity date of December 21, 2025. The facility may be utilized for revolving loans or letter of credit issuances subject to terms of the agreement. As of September 30, 2023, all letters of credit under this facility are fully cash collateralized, and as a result, the Company may not draw against the facility pursuant to the terms of the agreement. The 2022 Loan and Security Agreement includes: (i)(x) a letter of credit fee for each letter of credit equal to 1.5% per annum of the dollar equivalent of the face amount of each letter of credit issued and (y) a letter of credit fronting fee equal to 0.25% per annum of the dollar equivalent of the face amount of each letter of credit issued, and (ii) an unused revolving line fee equal to 0.25% per annum of the average unused portion of the revolving line of credit.

In April 2023, the Company amended the 2022 Loan and Security Agreement. Among other things, the amendment (i) reduced the required cash holdings account balances in the Company’s operating accounts, securities accounts, and depository accounts at or through SVB or its affiliates, (ii) amends the minimum consolidated adjusted EBITDA financial covenant, and (iii) provided additional flexibility to the Company under certain of the negative covenants in the agreement.

In November 2023, the Company amended the 2022 Loan and Security Agreement again. The amendment (i) removed the adjusted quick ratio financial covenant to which the Company was previously subject, (ii) updated certain financial reporting requirements, (iii) reduced the letter of credit sublimit from $60.0 million to $45.0 million, and (iv) permitted a prepayment of the Company’s existing subordinated secured notes.

The Company is in compliance with all financial covenants related to the 2022 Loan and Security Agreement, as amended, as of the date the condensed consolidated financial statements were issued. Additionally, as of the same date, there were no revolving borrowings outstanding under the 2022 Loan and Security Agreement. Outstanding letters of credit as of September 30, 2023 and December 31, 2022 under the 2022 Loan and Security Agreement totaled $29.0 million and $10.1 million, respectively.

Credit Facilities

2020 Credit Facility: In February 2020, Legacy Sonder entered into a revolving credit agreement (the “2020 Credit Facility”) for an aggregate principal balance of $50.0 million with a maturity date of February 21, 2023. In December 2022, the 2020 Credit Facility was terminated in conjunction with the Company obtaining the 2022 Loan and Security Agreement.

2020 Québec Credit Facility: In December 2020, a Canadian subsidiary of the Company entered into an agreement with Investissement Québec, a Quebecois public investment entity, that provides a loan facility of CAD $25.0 million and an additional loan, referred to as a conditional-refund financial contribution (“CRFC”), of CAD $5.0 million (the “2020 Québec Credit Facility”). The loan and the CRFC bear interest at a fixed rate of 6.0% per annum for a period of 10 years starting from the first date of the loan disbursement. At September 30, 2023 and December 31, 2022, the Company was in compliance with all financial covenants related to the 2020 Québec Credit Facility, but had not yet met the drawdown requirements, and as such, there have been no borrowings against the 2020 Québec Credit Facility.

Restricted Cash

Throughout 2023 and 2022, the Company entered into multiple cash collateral agreements in connection with the issuance of letters of credit and corporate credit card programs. At September 30, 2023 and December 31, 2022, the Company had $41.2 million and $42.6 million, respectively, of cash collateral which is reported as restricted cash on the condensed consolidated balance sheets.

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

Components of lease expense were as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Operating lease cost	$85,025	$61,498	$234,801	$191,908
Short-term lease cost	343	1,951	780	2,430
Variable lease cost	6,356	—	9,425	—
Total operating lease cost	$91,724	$63,449	$245,006	$194,338

Supplemental information related to operating leases was as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Cash payments for operating leases	$73,777	$64,690	$216,950	$171,292
New operating lease ROU assets obtained in exchange for operating lease liabilities	$173,781	$73,007	$360,818	$199,875

Total operating lease cost for the three months ended September 30, 2023 and 2022 was $91.7 million and $63.4 million, respectively, of which $91.2 million and $62.0 million, respectively, is recognized in cost of revenues, $0.2 million and $0.5 million, respectively, in operations and support, and $0.3 million and $0.9 million, respectively, in general and administrative in the condensed consolidated statements of operations and comprehensive loss.

Total operating lease cost for the nine months ended September 30, 2023 and 2022 was $245.0 million and $194.3 million, respectively, of which $243.0 million and $190.1 million, respectively, is recognized in cost of revenues, $0.6 million and $1.4 million respectively, in operations and support, and $1.4 million and $2.8 million, respectively, in general and administrative in the condensed consolidated statements of operations and comprehensive loss.

As of September 30, 2023, the Company identified an impairment of its operating lease right of use (ROU) asset and recorded a related impairment charge in the amount of $1.1 million. The impairment charge is included within other operating expenses for the three and nine months ended September 30, 2023 as reported in the condensed consolidated statements of operations.
Note 7. Warrants and Stockholders’ Deficit

The condensed consolidated statements of stockholders’ deficit reflect the consummation of the Business Combination on January 18, 2022. As Legacy Sonder was deemed the accounting acquirer in the Business Combination with GMII, all periods prior to the closing date reflect the balances and activity of Legacy Sonder. The balances at June 30, 2022 from the consolidated financial statements of Legacy Sonder as of that date, share activity (redeemable convertible preferred stock, exchangeable shares, and common stock), and per share amounts were retroactively adjusted, where applicable, using the recapitalization exchange ratio of 1.4686. All redeemable convertible preferred stock classified as mezzanine equity was converted into common stock, and reclassified into permanent equity as a result of the Business Combination.

Reverse Stock Split

On September 20, 2023, the Company effected the 1-for-20 Reverse Stock Split of the outstanding shares of the Company’s common stock (including special voting common stock). The par value of one share of common stock and one share of special voting stock remained unchanged as a result of the Reverse Stock Split. Refer to Note 1 for additional details regarding the Reverse Stock Split. All share and per share information within the condensed consolidated financial statements have been retroactively restated to reflect the Reverse Stock Split.

Preferred Stock Warrants

Upon consummation of the Business Combination, (i) the Company’s Series A and Series B preferred stock warrants were converted into 7,504 post-combination shares of the Company’s common stock for a value of $1.2 million, and (ii) the Company’s Series C and Series D preferred stock warrants automatically converted into warrants to purchase shares of the Company’s common stock.

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

The SPAC Warrants are accounted for as liabilities, as there are certain terms and features of the warrants that do not qualify for equity classification in accordance with ASC 815-40. The fair value of the Public Warrants and the Private Placement Warrants at December 31, 2022 was a liability of $0.3 million and $0.6 million, respectively, and was recorded in other non-current liabilities in the condensed consolidated balance sheets. At September 30, 2023, the fair value of the SPAC Warrants was $0.2 million and was recorded in other non-current liabilities in the condensed consolidated balance sheets. The change in fair value of $0.7 million for the nine months ended September 30, 2023 is reflected as non-operating income in the condensed consolidated statements of operations and comprehensive loss.

Exchangeable Stock

Upon consummation of the Business Combination on January 18, 2022, each share of Sonder Canada Inc. (“Legacy Sonder Canada”) exchangeable common stock (“Legacy Sonder Canada Exchangeable Stock” and collectively, “Legacy Sonder Canada Exchangeable Shares”) was exchanged into a new series of the same class of virtually identical Legacy Sonder Canada Exchangeable Common Stock (“Post-Combination Exchangeable Common Stock” and collectively, “Post-Combination Exchangeable Shares”) exchangeable for the Company’s common stock. On that date, all the Legacy Sonder Canada Exchangeable Shares were automatically converted into 1,614,826 Post-Combination Exchangeable Shares for a value of $49.7 million.

The Company had the following authorized and outstanding Post-Combination Exchangeable Common Stock at each of the dates indicated (in thousands except per share amounts):

	September 30, 2023	December 31, 2022
Shares Authorized	2,000,000	2,000,000
Shares Issued and Outstanding	963,043	1,019,460
Issuance Price Per Share	$30.80	$30.80
Net Carrying Value	$29,662	$31,399
Aggregate Liquidation Preference	$29,662	$31,399

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

Common and Preferred Stock

The Company’s amended and restated certificate of incorporation following the Business Combination and the Reverse Stock Split authorizes the issuance of 272,000,000 shares, consisting of: (a) 22,000,000 shares of general common stock (“General Common Stock”), including: (i) 20,000,000 shares of common stock, and (ii) 2,000,000 shares of Special Voting Common Stock (“Special Voting Common Stock”), and (b) 250,000,000 shares of preferred stock, par value $0.0001 per share (“Preferred Stock”).

The Company had reserved the following shares of common stock for future issuance as of the dates indicated:

	September 30, 2023	December 31, 2022
Post-Combination Exchangeable Common Shares	963,043	1,019,460
Outstanding stock options	2,611,093	1,833,950
Outstanding restricted stock units (“RSUs”)	377,825	584,590
Outstanding market stock units (“MSUs”)	580,999	602,998
Outstanding warrants liability	724,997	724,997
Shares issuable pursuant to Earn Out Liability	725,000	725,000
Outstanding Delayed Draw Note warrants liability	123,750	123,750
Shares available for grant under the Employee Stock Purchase Plan	353,024	243,646
Shares available for grant under the 2021 Equity Incentive Plan	587,499	444,388
Shares available for grant under the 2023 Inducement Equity Incentive Plan	208,440	—
Total common stock reserved for future issuance	7,255,670	6,302,779

Note 8. Equity Incentive Plans and Stock-Based Compensation

Stock Option Repricing

On December 1, 2022 (the “Repricing Date”), the Company closed an offer to reprice certain eligible stock options, whether vested or unvested, with modified vesting terms such that all previously vested options became unvested on the Repricing Date. As a result of the repricing, the exercise price for a total of 1,014,631 options was reduced to $34.80 per share, or the closing price of the Company’s common stock on the Repricing Date. As a result of the repricing, total incremental expense to be recognized over the remaining requisite service period of the repriced options, beginning at the Repricing Date, was determined to be $8.4 million.

Stock-based Compensation Expense

Total stock-based compensation expense is as follows for the periods indicated (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Operations and support	$1,307	$1,333	$6,588	$3,305
General and administrative	3,289	4,110	15,422	12,130
Research and development	475	855	3,022	2,441
Sales and marketing	(147)	107	330	263
Total stock-based compensation expense	$4,924	$6,405	$25,362	$18,139

Stock Options: The Company measures stock-based compensation expense for stock options at the grant date fair value of the award and recognizes the expense on a straight-line basis over the requisite service period, which is generally the vesting period. The fair value of stock options is estimated using the Black-Scholes option-pricing model. During the three and nine months ended September 30, 2023, the Company recorded stock-based compensation expense from stock options of approximately $2.8 million and $18.6 million, respectively. During the three and nine months ended September 30, 2022 the Company recorded stock-based compensation expense from stock options of approximately $4.0 million and $12.1 million, respectively.

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

The following table summarizes the key assumptions used to determine the fair value of the Company’s stock options granted to employees, non-employees, officers, and directors:

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Expected term (in years)	6.15 - 6.16	6.07	6.15 - 6.22	4.09 - 6.07
Expected volatility	51.2%	50.0%	50.4% - 51.2%	50.0% - 55.4%
Dividend yield	—%	—%	—%	—%
Risk-free interest rate	4.39% - 4.40%	2.89%	3.50% - 4.40%	1.79% - 2.93%
Weighted-average grant-date fair value per share	$4.00 - $5.41	$17.47 - $25.98	$4.00 - $13.89	$17.47 - $42.60

Performance and Market-Based Equity Awards:

The 2019 CEO Option Award. On November 15, 2019, the Legacy Sonder Board of Directors (the “Legacy Sonder Board”) granted an award to Francis Davidson, the Company’s Chief Executive Officer (“CEO”), for a total of 280,664 options (the “2019 CEO Option Award”), which Mr. Davidson exercised in full in December 2021, with a promissory note payable to the Company in the amount of $24.6 million. 102,059 of these options vest in 72 equal monthly installments starting on October 1, 2017 (the “Service-Based Options”), subject to Mr. Davidson’s continuous employment with the Company, and 178,604 options are performance-based and vest upon completion of certain performance milestones, subject to Mr. Davidson’s continuous employment with the Company. 127,573 of the performance-based options were modified during the year ended December 31, 2021 and, as a result, vested in full, while the remaining 51,029 performance-based awards vest upon the Company achieving a certain market capitalization milestone (the “Market Capitalization Condition”).

The 2021 CEO Option Award. On February 18, 2021, the Legacy Sonder Board granted a total of 153,089 options to Mr. Davidson (the “2021 CEO Option Award”). The options vest upon the successful consummation of the Business Combination and upon certain share price milestones, subject to Mr. Davidson’s continuous employment at the Company during each such event. The grant-date fair value of the 2021 CEO Option Award was estimated using the Monte Carlo simulation and was $3.0 million.

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

The Company recognized $0.5 million and $1.5 million in stock-based compensation expense related to the Market Capitalization Condition of the 2019 CEO Option Award and the 2021 CEO Option Award during the three and nine months ended September 30, 2023, respectively, and $0.5 million and $3.2 million during the three and nine months ended September 30, 2022, respectively.

RSUs

The fair value of the Company’s RSUs is expensed ratably over the vesting period. The Company’s RSUs generally vest over four years, with a cliff equal to one-fourth of the award after the first year, and then quarterly thereafter over the remaining service period. For the three and nine months ended September 30, 2023, the Company recorded stock-based compensation expense from RSUs of approximately $1.4 million and $4.7 million, respectively. For the three and nine months ended September 30, 2022, the Company recorded stock-based compensation expense from RSUs of approximately $1.6 million and $2.5 million, respectively.

MSUs

In May 2022, the Company issued MSUs to certain key executives in accordance with the Company’s 2021 Management Equity Incentive Plan. One-sixth of the MSUs vest upon (including prior to but contingent on) the occurrence of each of six distinct triggering events, including if certain share price targets are met, within the five-year period ending July 17, 2027.

The Company determined the grant-date fair value of the MSUs using a Monte Carlo simulation. The Company recognizes stock-based compensation for the MSUs over the requisite service period, which is approximately four years, using the accelerated attribution method. During the three and nine months ended September 30, 2023, the Company did not grant any MSUs. During the three and nine months ended September 30, 2023, the Company recognized approximately $0.2 million and $0.6 million, respectively, in stock-based compensation expense from MSUs. For the three and nine months ended September 30, 2022, the Company recognized approximately $0.3 million and $0.4 million, respectively, in stock-based compensation expense from MSUs.

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

The following tables set forth the computation of basic and diluted net loss per share for the periods indicated (in thousands, except number of shares and per share information):

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Numerator:
Net loss	$(64,276)	$(73,689)	$(196,034)	$(108,392)
Denominator:
Weighted average basic and diluted common shares outstanding	10,960,030	10,784,117	10,908,011	10,125,694
Net loss per common share:
Basic and diluted	$(5.86)	$(6.83)	$(17.97)	$(10.70)

The following potential common shares outstanding were excluded from the computation of diluted net loss per share because including them would have been anti-dilutive:

	September 30,
	2023	2022
Options to purchase common stock	2,611,093	1,632,759
Common stock subject to repurchase or forfeiture	76,157	102,163
Outstanding RSUs	580,999	—
Outstanding MSUs	377,825	724,998
Exchangeable shares	963,043	1,043,649
Total common stock equivalents	4,609,117	3,503,569

Note 10. Commitments and Contingencies

Surety Bonds

A portion of the Company’s leases are supported by surety bonds provided by affiliates of certain insurance companies. At September 30, 2023, the Company had commitments from six surety providers in the amount of $54.6 million, of which $46.1 million was outstanding. The availability, terms and conditions, and pricing of bonding capacity are dependent on, among other things, continued financial strength and stability of the insurance company affiliates providing the bonding capacity, general availability of such capacity, and the Company’s corporate credit rating.

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

In February 2020, the Company was informed about an investigation underway by the New York City Department of Health and Mental Hygiene relating to possible Legionella bacteria contamination in the water supply at 20 Broad Street, New York, NY (the “Broad Street Property”). Due to the failure of the owner of the Broad Street Property (the “Broad Street Landlord”) to address the Legionella bacteria contamination and the associated health risks posed to Sonder’s guests, the Company withheld payment of rent to the Broad Street Landlord on grounds of, among other reasons, constructive eviction. On July 30, 2020, the Broad Street Landlord sued Sonder USA Inc., Sonder Canada Inc., and Sonder Holdings Inc. for breach of the lease, seeking no less than $3.9 million in damages. The Company filed counterclaims against the Broad Street Landlord and the property management company for breach of contract, seeking significant damages. The Broad Street Landlord filed a motion for summary judgment. The hearing and oral argument for the summary judgment motion occurred on December 21, 2021. On October 13, 2023, the court issued an order granting the summary judgment motion with respect to liability for the claim for breach of guaranty against Sonder Canada Inc., the claim for breach of contract against Sonder USA Inc., and reasonable attorney’s fees; dismissing Sonder’s counterclaims; and ordering a trial for the amount of damages. No trial date has been set. On November 13, 2023, Sonder filed a notice of appeal of the October 13, 2023 court order on liability.

On August 8, 2023, a purported class action lawsuit was filed against the Company in the U.S. District Court for the District of Colorado captioned Wang v. Sonder Holdings Inc. The complaint asserted claims based on the Company’s alleged failure to secure and safeguard the personally identifiable information of the putative class in connection with the Company’s previously disclosed November 2022 information technology security incident. The complaint sought unspecified damages, injunctive relief, attorneys’ fees, and other costs. The Company agreed to waive service on August 14, 2023. On October 27, 2023, the plaintiff voluntarily dismissed the lawsuit with prejudice.

The Company establishes an accrued liability for loss contingencies related to legal matters when a loss is both probable and reasonably estimable. These accruals represent management’s best estimate of probable losses. The Company recorded an estimated accrual of $3.6 million and $5.8 million in the condensed consolidated balance sheets as of September 30, 2023 and December 31, 2022, respectively. Management’s views and estimates related to these matters may change in the future, as new events and circumstances arise and the matters continue to develop. Until the final resolution of legal matters, there may be an exposure to losses in excess of the amounts accrued. With respect to outstanding legal matters, based on management’s current knowledge, the amount or range of reasonably possible loss will not, either individually or in the aggregate, have a material adverse effect on the Company’s business, results of operations, financial condition, or cash flows.

Tax Contingencies

The Company is subject to audit or examination by various domestic and foreign tax authorities with regards to tax matters. Income tax examinations may lead to ordinary course adjustments or proposed adjustments to the Company’s taxes or net operating losses with respect to years under examination as well as subsequent periods. Indirect tax examinations may lead to ordinary course adjustments or proposed adjustments to transaction taxes which may increase operating expenses. The Company establishes an accrued liability for loss contingencies related to tax matters when a loss is both probable and reasonably estimable. These accruals represent management’s best estimate of probable losses. The Company recorded estimated accruals of $6.9 million and $7.9 million, respectively in the taxes payable line item of the condensed consolidated balance sheets as of September 30, 2023 and December 31, 2022, respectively, for such matters.

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

Portfolio Optimization Program

The Company is undertaking a portfolio optimization program, which involves discussions with landlords about renegotiating the terms of leases at certain underperforming properties. This process may result in contract modifications resulting in changes to rent amounts, lease durations, or other provisions of our lease agreements and may result in the termination of certain leases leading to the transition of certain properties over time and the incurrence of certain expenses, including but not limited to impairment charges, which could be material. However, as of the filing of this Quarterly Report on Form 10-Q, the timing and amount of any such items cannot be reasonably estimated, and the outcome of the foregoing activities is inherently uncertain.

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

Note 11. Income Taxes

Provision for income taxes for the three and nine months ended September 30, 2023 was $0.4 million and $0.6 million, respectively, and the effective tax rates were 0.59% and 0.33%, respectively. Provision for income taxes for the three and nine months ended September 30, 2022 was $0.4 million and $0.6 million, respectively, and the effective tax rates were 0.57% and 0.52%, respectively. The difference between the Company’s effective tax rate and the U.S. statutory rate of 21.0% was primarily due to a full valuation allowance related to the Company’s net deferred tax assets.

Note 12. Related Party Transactions

The Company did not have any material related party transactions in the nine months ended September 30, 2023. For a discussion of related party transactions that occurred in the year ended December 31, 2022, refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

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

Pursuant to the Merger Agreement:
•holders of existing shares of Common Stock of Legacy Sonder, par value $0.000001 per share (the “Legacy Sonder Common Stock”) received approximately 7,027,202 shares of the Company’s Common Stock, pursuant to the recapitalization exchange ratio of 1.4686 shares for each share of Legacy Sonder Common Stock held;
•holders of existing shares of Special Voting Series AA Common Stock, par value $0.000001 per share (“Legacy Sonder Special Voting Common Stock”), received approximately 1,614,826 shares of the newly created Post-Combination Special Voting Common Stock, par value $0.0001 per share (“Post-Combination Special Voting Common Stock”), pursuant to the recapitalization exchange ratio of 1.4686 shares for each share of Legacy Sonder Special Voting Common Stock held;
•holders of Series AA Common Exchangeable Preferred Shares (“Legacy Sonder Canada Exchangeable Common Shares”) of Sonder Canada Inc. received Post-Combination Exchangeable Common Stock whose terms provided: (i) for a deferral of any mandatory exchange caused by the Business Combination for a period of at least 12 months from the closing date of the Business Combination, which period was subsequently extended for an additional five years to January 18, 2028; and (ii) that such Post-Combination Exchangeable Common Stock shall be exchangeable for Common Stock upon the completion of the Business Combination; and
•holders of options to purchase Legacy Sonder Common Stock (“Legacy Sonder Stock Options”) received options to acquire approximately 1,526,777 shares of Company’s Common Stock (“Rollover Options”), pursuant to the option exchange ratio of 1.5444 shares for each share of Legacy Sonder Stock Options held.

As a result of the above, the share figures in the condensed consolidated statement of stockholders’ deficit for the nine months ended September 30, 2022 have been adjusted for the application of the recapitalization exchange ratio of 1.4686 per share. In addition, all options were adjusted for the option exchange ratio of 1.5444 shares for each share of Legacy Sonder Stock Options held.

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

Closing of Private Investment in Public Equity (“PIPE”) Investments

Pursuant to subscription agreements entered into in connection with the Merger Agreement and in connection with Amendment No. 1, certain investors agreed to subscribe for an aggregate of 1,560,839 shares of Class A Common Stock for an aggregate purchase price of $309.4 million (the “PIPE Investment”). Upon consummation of the Business Combination, the Company consummated the PIPE Investment.

The following table reconciles the elements of the Business Combination to the condensed consolidated statement of cash flows and the consolidated statement of stockholders’ deficit for the nine months ended September 30, 2022 (in thousands):

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

Note 14. Restructuring Activities
On June 9, 2022, the Company announced its Cash Flow Positive Plan, including a restructuring of its operations which resulted in an approximate 21.0% reduction of existing corporate roles and 7.0% reduction of existing frontline roles. As part of this restructuring, the Company incurred $4.0 million in one-time restructuring costs, all of which had been paid out as of September 30, 2023.

On March 1, 2023, the Company announced a restructuring affecting approximately 14.0% of the corporate workforce. The restructuring was substantially complete by the end of the first quarter of 2023. As part of this restructuring, the Company incurred $2.1 million in one-time restructuring costs in the nine months ended September 30, 2023, all of which was paid out as of September 30, 2023. Restructuring costs are included in restructuring and other charges in the condensed consolidated statement of operations and comprehensive loss.

Note 15. Subsequent Events

In November 2023, the Delayed Draw Note Purchase Agreement was amended to (i) extend the ability to pay interest in kind on the notes issued under the Delayed Draw Note Purchase Agreement through July 19, 2024, (ii) provide for the repayment by the Company of $30.0 million of the outstanding principal amount of the notes issued under the Delayed Draw Note Purchase Agreement, plus a prepayment premium of approximately $4.3 million, and (iii) add a minimum liquidity covenant and a minimum free cash flow covenant.

In November 2023, the Company amended the 2022 Loan and Security Agreement again. The amendment (i) removed the adjusted quick ratio financial covenant to which the Company was previously subject, (ii) updated certain financial reporting requirements, (iii) reduced the letter of credit sublimit from $60.0 million to $45.0 million, and (iv) permitted a prepayment of the Company’s existing subordinated secured notes.

For additional information on the Company’s financing arrangements, refer to Note 5, Debt.

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

On January 18, 2022, Sonder consummated the business combination by and among Gores Metropoulos II, Inc. (“GMII”), two subsidiaries of GMII, and Sonder Operating Inc., a Delaware corporation formerly known as Sonder Holdings Inc. (“Legacy Sonder”) (the “Business Combination”).

Overview

We are on a mission to revolutionize hospitality through innovative, tech-enabled service, and inspiring, thoughtfully designed accommodations combined into one seamless experience. Sonder was born from a desire to offer the modern traveler better accommodation choices than unremarkable “big box” hotels, often unreliable home-shares, and overly expensive boutique hotels. We lease and operate a variety of accommodation options — from fully-equipped serviced apartments to spacious hotel rooms — in 44 cities in 10 countries. As of September 30, 2023, we had approximately 11,800 units available for guests to book at over 250 properties.

Sonder’s Business Model
We lease properties that meet our standards, furnish and decorate them to provide a design-led, technology-enabled experience, and then make them available for guests to book directly (through the Sonder app, our website, or our sales personnel) or through indirect channels (such as Airbnb, Expedia, and Booking.com). Additionally, we operate boutique hotels designated as Powered by Sonder properties, each with its own unique design elements and features, and which are available for guests to book in the same manner as our other properties. We manage our properties using proprietary and third-party technologies and deliver services to guests via the Sonder app and 24/7 on-the-ground support. Incorporating technology into all aspects of the business, we offer consistent quality at a compelling value to our guests.

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

Management Discussion Regarding Opportunities, Challenges and Risks

Cash Flow Positive Plan

Our primary focus is to put the business on a solid path to achieving sustainable positive free cash flow (“FCF”) as soon as possible, while preserving the business' attractive top-live growth rates, without having to raise additional capital. We have continued to make progress toward this goal each quarter this year as our FCF of $(84.0) million for the nine months ended September 30, 2023 was a $62.7 million improvement compared to the nine months ended September 30, 2022.

As part of our efforts to reach positive FCF, we are undertaking a portfolio optimization program, which involves discussions with landlords about renegotiating the terms of our leases at certain underperforming properties. This process may result in contract modifications resulting in changes to rent amounts, lease durations, or other provisions of our lease agreements and may result in the termination of certain leases leading to the transition of certain properties over time and the incurrence of certain expenses including but not limited to impairment charges, which could be material. The goal of this initiative is to reduce those properties’ impact on our profitability and cash flow through mutually agreeable solutions. The scope of the initiative can be expected to change over time, and we cannot predict the number or product mix of the units that may be ultimately affected. Although we are optimistic about reaching mutually beneficial outcomes in many of these discussions, the terms, scope, and timing of any changes to our lease obligations, as well as any other effects on our landlord relationships or reputation with future real estate owners, are uncertain.

Our ability to reach our FCF goal is subject to certain risks, including potential changes in travel demand due to macroeconomic factors or other developments affecting travel; inflation; uncertainties associated with the timing and scope of new property openings; uncertainties associated with the lease renegotiation efforts described above, and our ability to achieve our other intended cost reductions and efficiencies.

Supply Growth

A key driver of our revenue growth is our ability to convert units for which we have signed real estate contracts but are not yet available for guests to book (“Contracted Units”) into units available for guest booking (“Live Units”) and, to a lesser extent, to continue signing properties with favorable terms. Certain signed leases have contingencies or conditions that must be satisfied before we take over the units, and from time to time, we exclude some of these leases from our Contracted Units total based on our judgment about the likelihood that the contingencies or conditions will be satisfied.

As part of our Cash Flow Positive Plan, we slowed our planned pace of new unit signings to focus on growth primarily through the conversion of our Contracted Units into Live Units. Our Live Units grew by 31.1% from September 30, 2022 to September 30, 2023 to approximately 11,800 units, driven by strong conversion of our Contracted Units to Live Units. We are also focused on targeting high quality, 100% capital light deals (as defined in the section entitled “Non-GAAP Financial Measures” below) for incremental unit signings. While we continue to sign high quality, capital light units, development cost uncertainty and augmented risk around financing and landlord sentiment surrounding our stock price performance began to slow the pace of signings starting in the second half of 2022. These challenges were more acute in the second quarter and third quarter of 2023, resulting in fewer units signed in these periods than in prior quarters. Despite these challenges, we continue to meaningfully scale the business, primarily by continuing to convert our robust portfolio of Contracted Units into Live Units.

Ability to Attract and Retain Guests

Another key driver of our revenue growth is our ability to bring back repeat guests and to attract new guests through various channels. We source demand from a variety of channels, including directly, through Sonder.com, the Sonder app, or our sales personnel, and indirectly, through online travel agencies (“OTAs”) such as Airbnb, Booking.com, and Expedia. While bookings made through OTAs incur channel transaction fees, they allow us to attract new guests who may not be familiar with the Sonder brand. In general, direct bookings are more advantageous to us as they do not incur channel transaction fees and also allow us to have a more direct relationship with our guests. Direct revenue as a percentage of total revenue has fluctuated in recent years due to the COVID-19 pandemic but has stabilized above 40% (45.7% for the three months ended September 30, 2023). Additionally, we continue to focus on expanding our corporate sales business.

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

On March 1, 2023, we announced an additional restructuring affecting approximately 14.0% of the corporate workforce. As part of this restructuring, we incurred $2.1 million in one-time restructuring costs in the nine months ended September 30, 2023, all of which had been paid out as of September 30, 2023.

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

The following table provides the key metrics for the periods indicated (rounded):

	Three months ended September 30,		Change		Nine months ended September 30,		Change
	2023	2022	No.	%	2023	2022	No.	%
Live Units (End of Period)	11,800	9,000	2,800	31.1%	11,800	9,000	2,800	31.1%
Bookable Nights	1,048,000	786,000	262,000	33.3%	2,904,000	2,200,000	704,000	32.0%
Occupied Nights	868,000	661,000	207,000	31.3%	2,378,000	1,762,000	616,000	35.0%
Total Portfolio(1)	17,100	18,900	(1,800)	(9.5)%	17,100	18,900	(1,800)	(9.5)%
RevPAR	$153	$158	$(5)	(3.2)%	$151	$148	$3	2.0%
ADR	$185	$189	$(4)	(2.1)%	$185	$185	$—	—%
Occupancy Rate	82.8%	84.0%	(1.2)%	(1.4)%	81.9%	80.0%	1.9%	2.4%
____________
(1)Total Portfolio consists of Live Units and Contracted Units at the end of the period noted.

Live Units

Live Units generate Bookable Nights (as defined below) which generate revenue. Live Units are a key driver of revenue, and a key measure of the scale of our business, which in turn drives our financial performance.

Growth in Live Units is driven by the number of units contracted in prior periods, and the lead time and opening period associated with making those units available to guests. The time from contract signing to building opening varies widely, ranging from relatively short periods for hotels that already meet our brand standards and/or that are already live hotels operating under another brand, to many months or even years for projects under renovation or construction. The number of Live Units at the end of a period is also affected by the number of units that were removed from our portfolio during that same period, which we refer to as dropped units. Typically, we do not drop many Live Units, other than certain units at the end of their contracts, during atypical times such as during the COVID-19 pandemic, with consistent financial underperformance, or due to unforeseen regulatory changes within an existing market.

The increase in Live Units from September 30, 2022 to September 30, 2023 was driven by our continued focus on converting Contracted Units into Live Units. As of September 30, 2023, our five largest cities (New York City, Dubai, Mexico City, Philadelphia, and Los Angeles) accounted for approximately 34.8% of our Live Units, and our 10 largest cities accounted for approximately 55.7% of our Live Units.

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

The increase in Bookable Nights and Occupied Nights from the three months ended September 30, 2022 to the three months ended September 30, 2023 and from the nine months ended September 30, 2022 to the nine months ended September 30, 2023 was largely driven by the increase in Live Units.

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

The decrease in RevPAR from the three months ended September 30, 2022 to the three months ended September 30, 2023 was driven by a 2.1% decrease in ADR due to moderate pressure on pricing for our apartment product during the quarter, partially offset by relative strength in pricing for our hotel units. The increase in RevPAR from the nine months ended September 30, 2022 to the nine months ended September 30, 2023 was driven by a 2.4% increase in Occupancy Rate.

Impact of COVID-19 and Macroeconomic Factors on the Business

Our financial results for the first half of 2022 were materially adversely affected by the COVID-19 pandemic, which could adversely impact business operations, results of operations, and liquidity if additional serious variants or resurgences of the virus occur. Additionally, the uncertainty surrounding macroeconomic factors in the U.S. and globally, characterized by inflationary pressures, rising interest rates, significant volatility of global markets and geopolitical conflicts, could have a material adverse effect on our business and could lead to further economic disruption and expose us to greater risk of a potential deceleration or reversal of the current travel market recovery trends.

Reverse Stock Split

On September 20, 2023, the Company effected the 1-for-20 Reverse Stock Split of the outstanding shares of the Company’s common stock (including special voting common stock). The par value of one share of common stock and one share of special voting stock remained unchanged as a result of the Reverse Stock Split. Refer to Note 1, Basis of Presentation, in the notes to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for additional details regarding the Reverse Stock Split. All share and per share information within the condensed consolidated financial statements have been retroactively restated to reflect the Reverse Stock Split.

Results of Operations

Three months ended September 30, 2023 compared to three months ended September 30, 2022

The following table sets forth our results of operations for the periods indicated and as a percentage of revenue (in thousands, except percentages):

	Three months ended September 30,
	2023		2022
Revenue	$160,896	100.0%	$124,526	100.0%
Cost of revenue (excluding depreciation and amortization)	110,711	68.8%	76,884	61.7%
Operations and support	52,137	32.4%	55,586	44.6%
General and administrative	27,551	17.1%	33,016	26.5%
Research and development	5,344	3.3%	6,936	5.6%
Sales and marketing	20,996	13.0%	13,372	10.7%
Other operating expenses	1,087	0.7%	—	—%
Total costs and operating expenses	$217,826	135.4%	$185,794	149.2%
Loss from operations	$(56,930)	(35.4)%	$(61,268)	(49.2)%
Total non-operating expense, net	6,970	4.3%	12,005	9.6%
Loss before income taxes	(63,900)	(39.7)%	(73,273)	(58.8)%
Provision for income taxes	376	0.2%	416	0.3%
Net loss	$(64,276)	(39.9)%	$(73,689)	(59.2)%
Other comprehensive loss:
Change in foreign currency translation adjustment	$3,256	2.0%	$4,833	3.9%
Comprehensive loss	$(61,020)	(37.9)%	$(68,856)	(55.3)%

Revenue

Sonder generates revenues by providing accommodations to our guests. Direct revenue is generated from stays booked through Sonder.com, the Sonder app, or directly with our sales personnel, while indirect revenue is generated from stays booked through third-party corporate and online travel agencies.

The following table sets forth our revenue for the periods indicated (in thousands, except percentages):

	Three months ended September 30,		Change
	2023	2022	$	%
Revenue	$160,896	$124,526	$36,370	29.2%

Revenue increased, primarily due to a 31.1% increase in Live Units contributing to a 31.3% increase in Occupied Nights, on a slight decline in ADR as a result of broader travel industry trends, product mix between hotels and apartments, geographic mix, cohort mix and the impact of corporate sales and pricing strategies.

Costs and Operating Expenses

The following table sets forth our total costs and operating expenses for the periods indicated (in thousands, except percentages):

	Three months ended September 30,		Change
	2023	2022	$	%
Cost of revenue (excluding depreciation and amortization)	$110,711	$76,884	$33,827	44.0%
Operations and support	52,137	55,586	(3,449)	(6.2)%
General and administrative	27,551	33,016	(5,465)	(16.6)%
Research and development	5,344	6,936	(1,592)	(23.0)%
Sales and marketing	20,996	13,372	7,624	57.0%
Other operating expenses	1,087	—	1,087	100.0%
Total costs and operating expenses	$217,826	$185,794	$32,032	17.2%

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

Cost of revenue increased, primarily due to: (i) a $29.2 million increase in rent expense due to an increase in Live Units; (ii) a $1.7 million increase in cleaning expenses as a result of an increase in the number of checkouts; and (iii) a $2.2 million increase in credit card fees due to an increase in bookings.

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

The decrease in operations and support was primarily due to: (i) a $3.8 million decrease in pre-opening costs due primarily to the timing of costs related to onboarding new units in Q3 2023 compared to Q3 2022; (ii) a $2.4 million decrease in facilities costs, primarily due to decreases in warehouse and other facility rent; (iii) a $1.0 million decrease in non-recurring legal and professional fees due to consulting and other professional fees incurred as a result of the Company focusing on maintaining only those services with a clear and beneficial business need or identifying more cost-efficient alternatives; partially offset by (iv) a $4.1 million increase in unit-related expenses such as utilities, property insurance, and property security services as a result of an increase in Live Units.

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

General and administrative decreased, primarily due to: (i) a $4.1 million decrease in non-recurring legal and professional fees due to audit, consulting, and other professional fees incurred as a result of the Company focusing on maintaining only those services with a clear and beneficial business need or identifying more cost-efficient alternatives; (ii) a $2.0 million decrease in taxes due to a decrease in sales tax as a result of reduced tax leakage; (iii) a $0.9 million decrease in employee compensation cost, due to a decrease in average headcount.

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

Research and development decreased, primarily due to: (i) a $1.5 million decrease in employee compensation expense, driven by a decrease in average headcount; (ii) a $0.3 million decrease in depreciation, primarily due to a decrease in capitalized software costs; and (iii) a $0.2 million decrease in computer software expense.

Sales and marketing: Sales and marketing expenses primarily consist of service charges for bookings made through OTAs, personnel-related expenses for sales, marketing, advertising costs, and branding. We expect our sales and marketing expense as a percentage of revenue in 2023 to be generally consistent with that of 2022.

The increase in sales and marketing was primarily due to: (i) a $4.0 million increase in channel transaction fees resulting from an increase in revenue booked through third-party OTAs, consistent with total revenue growth; and (ii) a $3.4 million increase in performance marketing expense.

Other operating expenses: Other operating expenses includes expenses related to the Company's operations not reported elsewhere.

Other operating expenses increased due to an impairment charge the Company identified as of September 30, 2023 related to our operating lease right-of-use (“ROU”) assets in the amount of $1.1 million.

Total Non-operating Expense (Income), Net

Total non-operating expense (income), net consists primarily of the change in fair value of the Earn Out Liability, SPAC Warrants, and other instruments carried at fair value, realized and unrealized gains and losses on foreign currency transactions and balances, and interest expense related to the term loans.

The following table sets forth our total non-operating expense (income), net for the periods indicated (in thousands, except percentages):

	Three months ended September 30,		Change
	2023	2022	$	%
Interest expense, net	$6,423	$4,112	$2,311	56.2%
Change in fair value of SPAC Warrants	(276)	495	(771)	(155.8)%
Change in fair value of Earn Out Liability	(209)	2,223	(2,432)	(109.4)%
Other expense (income), net	1,032	5,175	(4,143)	(80.1)%
Total non-operating expense (income), net	$6,970	$12,005	$(5,035)	(41.9)%

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

Provision for income taxes

As of September 30, 2023 and 2022, we have recorded a full valuation allowance against our deferred tax assets due to our history of losses.

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

The following table sets forth the provision for income taxes for the periods indicated (in thousands, except percentages):

	Three months ended September 30,		Change
	2023	2022	$	%
Provision for income taxes	$376	$416	$(40)	(9.6)%

The provision for income taxes decreased, primarily as a result of higher deductions for operations in foreign jurisdictions.

Nine months ended September 30, 2023 compared to nine months ended September 30, 2022

The following table sets forth our results of operations for the periods indicated and as a percentage of revenue (in thousands, except percentages):

	Nine months ended September 30,
	2023		2022
Revenue	$439,037	100.0%	$326,314	100.0%
Cost of revenue (excluding depreciation and amortization)	295,988	67.4%	229,967	70.5%
Operations and support	160,502	36.6%	157,856	48.4%
General and administrative	90,465	20.6%	101,274	31.0%
Research and development	17,487	4.0%	22,649	6.9%
Sales and marketing	55,063	12.5%	35,247	10.8%
Other operating expenses	1,087	0.2%	—	—%
Restructuring and other charges	2,130	0.5%	4,033	1.2%
Total costs and operating expenses	$622,722	141.8%	$551,026	168.9%
Loss from operations	$(183,685)	(41.8)%	$(224,712)	(68.9)%
Total non-operating expense (income), net	11,710	2.7%	(116,884)	(35.8)%
Loss before income taxes	(195,395)	(44.5)%	(107,828)	(33.0)%
Provision for income taxes	639	0.1%	564	0.2%
Net loss	$(196,034)	(44.7)%	$(108,392)	(33.2)%
Other comprehensive loss:
Change in foreign currency translation adjustment	$(2,078)	(0.5)%	$11,916	3.7%
Comprehensive loss	$(198,112)	(45.1)%	$(96,476)	(29.6)%

Revenue

The following table sets forth our revenue for the periods indicated (in thousands, except percentages):

	Nine months ended September 30,		Change
	2023	2022	$	%
Revenue	$439,037	$326,314	$112,723	34.5%

Revenue increased primarily due to 31.1% increase in Live Units contributing to a 35.0% increase in Occupied Nights.

Costs and Operating Expenses

The following table sets forth our total costs and operating expenses for the periods indicated (in thousands, except percentages):

	Nine months ended September 30,		Change
	2023	2022	$	%
Cost of revenue (excluding depreciation and amortization)	$295,988	$229,967	$66,021	28.7%
Operations and support	160,502	157,856	2,646	1.7%
General and administrative	90,465	101,274	(10,809)	(10.7)%
Research and development	17,487	22,649	(5,162)	(22.8)%
Sales and marketing	55,063	35,247	19,816	56.2%
Other operating expenses	1,087	—	1,087	100.0%
Restructuring and other charges	2,130	4,033	(1,903)	(47.2)%
Total costs and operating expenses	$622,722	$551,026	$71,696	13.0%

Cost of Revenue (excluding depreciation and amortization): Cost of revenue increased primarily due to: (i) a $52.9 million increase in rent expense due to an increase in Live Units; (ii) a $6.7 million increase in cleaning expenses as a result of an increase in the number of checkouts; and (iii) a $4.3 million increase in credit card fees due to an increase in bookings.

Operations and support: The increase in operations and support was primarily due to: (i) an $16.1 million increase in unit-related expenses such as utilities, property insurance, and property security services as a result of an increase in Live Units; partially offset by (ii) a $9.8 million decrease in certain pre-opening costs due primarily to the timing of costs related to onboarding new units in Q3 2023 compared to Q3 2022.

General and administrative: General and administrative expenses decreased, primarily due to: (i) a $9.1 million decrease in non-recurring legal and professional fees due to audit, consulting, and other professional fees as a result of the Company focusing on maintaining only those services with a clear and beneficial business need or identifying more cost-efficient alternatives; and (ii) a $3.3 million decrease in sales taxes as a result of reduced tax leakage.

Research and development: Research and development decreased, primarily due to a net $3.5 million decrease in employee compensation expense, driven by a decrease in average headcount and a $0.7 million decrease in consultant spend.

Sales and marketing: The increase in sales and marketing was primarily due to: (i) an $12.8 million increase in channel transaction fees resulting from an increase in revenue booked through third-party OTAs, consistent with total revenue growth; and (ii) a $6.6 million increase in performance marketing expense.

Other operating expenses: Other operating expenses increased due to an impairment charge the Company identified as of September 30, 2023 related to our operating lease ROU assets in the amount of $1.1 million.

Restructuring and other charges: Restructuring and other charges consists primarily of employee termination benefits of approximately $2.1 million for the nine months ended September 30, 2023 as a result of the restructuring announced in March 2023, and approximately $4.0 million for the nine months ended September 30, 2022 from the restructuring completed in conjunction with the Cash Flow Positive Plan. The entirety of the decrease in restructuring and other charges is due to the difference in amounts recognized for each of the restructurings discussed above.

Total Non-operating Expense (Income), Net

The following table sets forth our total non-operating expense (income), net for the periods indicated (in thousands, except percentages):

	Nine months ended September 30,		Change
	2023	2022	$	%
Interest expense, net	$18,285	$16,696	$1,589	9.5%
Change in fair value of SPAC Warrants	(674)	(23,819)	23,145	(97.2)%
Change in fair value of Earn Out Liability	(2,142)	(94,299)	92,157	(97.7)%
Change in fair value of share-settled redemption feature and gain on conversion of convertible notes	—	(29,512)	29,512	(100.0)%
Other expense (income), net	(3,759)	14,050	(17,809)	(126.8)%
Total non-operating expense (income), net	$11,710	$(116,884)	$128,594	(110.0)%

Interest expense, net. Interest expense, net increased primarily due to interest expense recognized on the Company’s Delayed Draw Term Loan.

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

Provision for income taxes

The following table sets forth the provision for income taxes for the periods indicated (in thousands, except percentages):

	Nine months ended September 30,		Change
	2023	2022	$	%
Provision for income taxes	$639	$564	$75	13.3%

The provision for income taxes increased, primarily as a result of growth of our operations and taxable income in foreign jurisdictions.

Non-GAAP Financial Measures

We prepare our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP” or “U.S. GAAP”). However, some of the financial measures discussed herein are non-GAAP financial measures. In accordance with SEC rules, we classify a financial measure as being a non-GAAP financial measure if that financial measure excludes or includes amounts, or is subject to adjustments that have the effect of excluding or including amounts, that are included or excluded, as the case may be, in the most directly comparable measure calculated and presented in accordance with GAAP in our condensed consolidated statements of operations and comprehensive loss, balance sheets, or statements of cash flows.

To supplement the condensed consolidated financial statements, which are prepared and presented in accordance with GAAP, we use the following non-GAAP financial measures: Free Cash Flow (“FCF”), Cash Contribution, and Cash Contribution Margin (“CCM”) (collectively, the “non-GAAP financial measures”).

FCF

The following table presents the calculation of FCF for the periods indicated (in thousands):

	Nine months ended September 30,
	2023	2022
Cash used in operating activities	$(74,038)	$(124,092)
Cash used in investing activities	(12,105)	(26,089)
FCF, including restructuring costs	(86,143)	(150,181)
Cash paid for restructuring costs	2,150	3,477
FCF, excluding restructuring costs	$(83,993)	$(146,704)

Free Cash Flow, excluding restructuring costs, represents cash used in operating activities plus cash used in investing activities, excluding the impact of restructuring charges. The most directly comparable GAAP financial measure is cash used in operating activities. Our near-term focus is to reach sustainable positive FCF, as detailed in our Cash Flow Positive Plan.

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

The change in FCF period-over-period represented a 42.7% improvement, primarily driven by a decrease in cash used in operating activities of $50.1 million and a decrease in cash used in investing activities of $14.0 million. Refer to the section entitled “Liquidity and Capital Resources – Cash Flow Information” below for further discussion surrounding the changes in our cash flow figures period-over-period.

Cash Contribution and CCM

The following table presents the calculation of Cash Contribution and CCM for the periods indicated (in thousands):

	Nine months ended September 30,
	2023	2022
Non-property level sales and marketing:
Sales and marketing	$55,063	$35,247
Less: property level sales and marketing	39,570	26,915
Non-property level sales and marketing	$15,493	$8,332

Non-property level operations and support:
Operations and support	$160,502	$157,856
Less: property level operations and support	91,087	73,885
Non-property level operations and support	$69,415	$83,971

Non-property level operating expenses:
General and administrative	$90,465	$101,274
Add: research and development	17,487	22,649
Add: non-property level sales and marketing	15,493	8,332
Add: non-property level operations and support	69,415	83,971
Less: stock-based compensation	25,362	18,139
Less: depreciation and amortization	18,908	17,801
Non-property level operating expenses	$148,590	$180,286

Cash Contribution:
Cash used in operating activities	$(74,038)	$(124,092)
Add: cash paid for restructuring costs	2,150	3,477
Add: non-property level operating expenses	148,590	180,286
Cash contribution (numerator)	$76,702	$59,671
Revenue (denominator)	$439,037	$326,314
CCM(1)	17.5%	18.3%
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

CCM declined from the nine months ended September 30, 2022 to the nine months ended September 30, 2023, largely due to a higher rate of growth in our revenue balance period-over-period as compared to the rate of growth for property level and non-property level costs period-over-period.

Liquidity and Capital Resources

Sources and Uses of Liquidity

At September 30, 2023, we had a cash balance, excluding restricted cash, of $166.0 million, which was held for working capital purposes. Cash consists of checking and interest-bearing accounts. Reaching sustainable positive Free Cash Flow is our primary focus in the near-term, as detailed in our Cash Flow Positive Plan. Once we reach sustainable positive Free Cash Flow, we expect cash from operations will provide our principal source of liquidity. We generate cash from transactions through Sonder.com or the Sonder app which are settled through a payment processor, from transactions with third party corporate customers which are settled based on contractual terms, and indirectly through OTAs, which are also settled based on contractual terms. The most significant source of liquidity in 2022 was the consummation of the Business Combination. This resulted in an increase in cash of approximately $401.9 million, net of the pay down of $24.7 million of debt, and non-recurring transaction costs of approximately $58.6 million. The most significant source of cash for the three and nine months ended September 30, 2023 was cash inflows from both current period and future guest bookings.

We have incurred losses since inception, and we expect to continue to incur additional losses in the near future. At September 30, 2023, our accumulated deficit was $1.2 billion. Our operations to date have been financed primarily by private equity investments in our common and redeemable convertible preferred stock, convertible notes, and other note and warrant purchase agreements, as described in Note 5, Debt, in the notes to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

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

Most of our cash is held in the United States. At September 30, 2023, our foreign subsidiaries held $24.1 million of cash in foreign jurisdictions. We currently do not intend or foresee a need to repatriate these foreign funds. As a result of the Tax Cuts and Jobs Act of 2017, however, we anticipate the U.S. federal tax impact to be minimal if these foreign funds are repatriated and would not repatriate funds where there was a material tax cost. In addition, based on our current and future needs, we believe our current funding and capital resources for our international operations are adequate.

Debt Arrangements

Debt arrangements, such as our credit facilities and Delayed Draw Notes, have been a source of cash for our day-to-day operations. Refer to Note 5, Debt, in the notes to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for discussion of our debt arrangements, including the timing of expected maturity of such arrangements. These arrangements include our $60.0 million loan and security agreement with Silicon Valley Bank (“SVB”), now a division of First Citizens Bank & Trust Company. As of September 30, 2023, for so long as we are unable to satisfy a minimum consolidated adjusted EBITDA covenant, we are required to cash collateralize our obligations under the SVB loan agreement.

Future Contractual Obligations

Our estimated future obligations as of September 30, 2023 include both current and long-term obligations. Our debt obligations, including both capitalized to-date and expected future paid-in-kind interest through the election date of January 2024, total $214.1 million, of which, $1.0 million is short-term, and the remainder is long-term. Additionally, we had $38.5 million of irrevocable standby letters of credit outstanding which were fully collateralized by our restricted cash, all of which represents a long-term cash obligation. Under our operating leases, we had a current obligation of $199.3 million and a long-term obligation of $1.4 billion.

Operating lease obligations primarily represent the initial contracted term for leases that have commenced as of September 30, 2023, not including any future optional renewal periods.

Cash Flow Information

The following table sets forth our cash flows for the periods indicated (in thousands):

	Nine months ended September 30,
	2023	2022	$ Change
Net cash used in operating activities	$(74,038)	$(124,092)	$50,054
Net cash used in investing activities	(12,105)	(26,089)	13,984
Net cash provided by financing activities	2,758	400,555	(397,797)
Effects of foreign exchange on cash	1,432	(1,860)	3,292
Net change in cash, cash equivalents, and restricted cash	$(81,953)	$248,514	$(330,467)

Operating Activities

Net cash used in operating activities decreased by $50.1 million for the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022, primarily due to an improvement in our operating loss performance on the 34.5% increase in revenue. Cash used in operating activities is subject to variability period-over-period as a result of timing differences, including with respect to the collection of receivables and payments of interest expense, accounts payable, and other items, as well as variability in our stock price as it relates to fair value of the SPAC Warrants and Earn Out Liability.

Investing Activities

Net cash used in investing activities decreased by $14.0 million for the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022, primarily as a result of a decrease in purchases of property and equipment of $12.6 million due to the timing of onboarding new Live Units.

Financing Activities

Net cash provided by financing activities decreased by $397.8 million for the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022, primarily related to net cash inflows resulting from the consummation of the Business Combination in 2022, including proceeds of $159.2 million from the Delayed Draw Notes, net of issuance costs and proceeds of $325.9 million from the Business Combination and PIPE offering, partially offset by an increase in cash outflows of $58.6 million for common stock issuance costs. These cash flow activities did not recur during the nine months ended September 30, 2023.

Off-Balance Sheet Arrangements

As of September 30, 2023, we had the following off-balance sheet arrangements:

Letters of Credit

We had $38.5 million of irrevocable standby letters of credit outstanding, of which $36.8 million were under our revolving credit facilities or our loan and security agreement. Letters of credit are primarily used as a form of security deposits for the buildings and partial buildings we lease.

Surety Bonds

A portion of our leases is supported by surety bonds provided by affiliates of certain insurance companies. As of September 30, 2023, we had assembled commitments from six surety providers in the amount of $54.6 million, of which $46.1 million was outstanding and was an off-balance sheet arrangement. The availability, terms and conditions, and pricing of bonding capacity are dependent on, among other things, continued financial strength and stability of the insurance company affiliates providing the bonding capacity, general availability of such capacity, our corporate credit rating, and the general perception of our financial performance.

Indemnification Agreements

See Note 10, Commitments and Contingencies, in the notes to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for a description of our indemnification agreements.

Effect of Exchange Rates

Our changes in cash can be impacted by the effect of fluctuating exchange rates. Foreign exchange had a negative effect on cash in the nine months ended September 30, 2022, decreasing our total cash balance by $1.9 million at September 30, 2022, and a positive effect on cash in nine months ended September 30, 2023, increasing our total cash balance by $1.4 million at September 30, 2023.

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

Material Weaknesses in Internal Control Over Financial Reporting

As disclosed in Part II, Item 9A of our Annual Report on Form 10-K, as of December 31, 2022, management concluded that the following material weaknesses in internal control existed for the Company. Management concluded that these material weaknesses still exist as of September 30, 2023.

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

Remediation Plan

To remediate these material weaknesses, we have identified improvements related to our lease process to capture and record lease agreements timely and accurately that we began to implement in 2023 and will provide additional training to personnel responsible for the relevant controls. We are in the process of designing and implementing internal controls to address the material weaknesses related to the control activities and control environment. A material weakness cannot be considered remediated until applicable controls have been designed, implemented, and operated for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. Accordingly, we will continue to monitor and evaluate the effectiveness of our internal control over financial reporting.

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

In February 2020, Sonder was informed about an investigation underway by the New York City Department of Health and Mental Hygiene relating to possible Legionella bacteria contamination in the water supply at 20 Broad Street, New York, NY (the “Broad Street Property”). Due to the failure of the owner of the Broad Street Property (the “Broad Street Landlord”) to address the Legionella bacteria contamination and the associated health risks posed to Sonder’s guests, Sonder withheld payment of rent to the Broad Street Landlord on grounds of, among other reasons, constructive eviction. On July 30, 2020, the Broad Street Landlord sued Sonder USA Inc., Sonder Canada Inc., and Sonder Holdings Inc. for breach of lease and breach of guaranty, seeking no less than $3.9 million in damages. Sonder filed counterclaims against the Broad Street Landlord and the property management company for breach of contract, seeking significant damages. The Broad Street Landlord filed a motion for summary judgment. The hearing and oral argument for the summary judgment motion occurred on December 21, 2021. On October 13, 2023, the court issued an order granting the summary judgment motion with respect to liability for the claim for breach of guaranty against Sonder Canada Inc., the claim for breach of contract against Sonder USA Inc., and reasonable attorney’s fees; dismissing Sonder’s counterclaims; and ordering a trial for the amount of damages. No trial date has been set. On November 13, 2023, Sonder filed a notice of appeal of the October 13, 2023 court order on liability.

On August 8, 2023, a purported class action lawsuit was filed against Sonder in the U.S. District Court for the District of Colorado captioned Wang v. Sonder Holdings Inc. The complaint asserted claims based on Sonder’s alleged failure to secure and safeguard the personally identifiable information of the putative class in connection with Sonder’s previously disclosed November 2022 information technology security incident. The complaint sought unspecified damages, injunctive relief, attorneys’ fees, and other costs. Sonder agreed to waive service on August 14, 2023. On October 30, 2023, the plaintiff voluntarily dismissed the lawsuit with prejudice.

Item 1A. Risk Factors

You should carefully review and consider the following risk factor summary and the other information contained in this report, including the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our condensed consolidated financial statements and related notes thereto included elsewhere in this report, as well as the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2022 (the “2022 Form 10-K”) and subsequent SEC filings, in making an investment decision. Our business, operating results, financial condition or prospects could also be harmed by risks and uncertainties not currently known to us or that we currently do not believe are material. If any of the risks actually occur, our business, operating results, financial condition and prospects could be adversely affected. In that event, the market price of our common stock or other publicly traded securities could decline, and you could lose part or all of your investment. The occurrence of one or more of the events or circumstances described in these risk factors, alone or in combination with other events or circumstances, may have a material adverse effect on our business, cash flows, financial condition and results of operations. The risks set forth in the 2022 Form 10-K and subsequent SEC filings may not prove to be exhaustive, and are based on certain assumptions made by us that later may prove to be incorrect or incomplete. We may face additional risks and uncertainties that are not presently known to us, or that are currently deemed immaterial, which may also impair our business or financial condition.

Set forth below and elsewhere in this report and in other documents we file with the SEC are descriptions of the risks and uncertainties that could cause our actual results to differ materially from the results contemplated by the forward-looking statements contained in this report. There have been no material changes to the description of the risk factors affecting our business previously disclosed in “Part I, Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, as updated in our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2023, which are hereby incorporated by reference.

Risk Factor Summary

Below is a summary of the principal factors that could materially harm our business, operating results and/or financial condition, impair our future prospects, or cause the price of our publicly traded securities to decline. This summary does not address all of the risks that we face. Additional discussion of the risks summarized in this risk factor summary, and other risks that we face, can be found under the heading “Risk Factors” in our 2022 Form 10-K and subsequent SEC filings, and should be carefully considered, together with other information in this Quarterly Report on Form 10-Q and our other filings with the SEC before making an investment decision regarding our securities.

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
•    We may be unable to negotiate satisfactory leases or other arrangements to operate new properties or satisfactory amendments to those arrangements, onboard new properties in a timely manner, or renew or replace existing properties on satisfactory terms or at all.
•    Delays in real estate development and construction projects could adversely affect our ability to generate revenue from the related leased properties.
•    Our common stock may fail to maintain compliance with Nasdaq’s minimum bid price rule and other listing standards.
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
•    Third-party distribution channels have historically accounted for a substantial percentage of our bookings, and business generated through such channels could adversely affect guest loyalty and poses other risks to us.
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

•    We rely on third parties for certain services and technologies, including payment processing, and their availability and performance are uncertain.
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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the quarter ended September 30, 2023, none of the Company’s directors or Section 16 officers adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

The following exhibits are filed as part of this report or hereby incorporated by references to filings previously made with the SEC.

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed or Furnished Herewith

3.1	Amended and Restated Certificate of Incorporation of Sonder Holdings Inc.	8-K	001-39907	3.1	January 24, 2022

3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Sonder Holdings Inc.	8-K	001-39907	3.1	September 19, 2023

10.1	Amendment No. 1 to Sonder Holdings Inc. 2023 Inducement Equity Incentive Plan	8-K	001-39907	10.1	August 24, 2023

10.2	Sonder Holdings Inc. 2023 Key Executive Change in Control and Severance Plan	8-K	001-39907	10.1	September 12, 2023

10.3	Sonder Holdings Inc. Amended and Restated Outside Director Compensation Policy					X

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	Inline XBRL Instance Document					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)					X

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

Sonder Holdings Inc.
(registrant)

November 14, 2023	/s/ Dominique Bourgault
Date	Dominique Bourgault
Chief Financial Officer
(Principal Financial Officer)

November 14, 2023	/s/ Adam K. Bowen
Date	Adam K. Bowen
Chief Accounting Officer
(Principal Accounting Officer)