Form 10-K
period 2023-12-31
Sonder Holdings Inc.
filed 2024-09-27
CIK 1819395

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
FORM 10-K
___________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to ________
Commission file number 001-39907
___________________________________
SONDER HOLDINGS INC.
(Exact name of registrant as specified in its charter)
___________________________________

Delaware	85-2097088
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

447 Sutter St., Suite 405 #542 San Francisco, California	94108
(Address of Principal Executive Offices)	(Zip Code)
(617) 300-0956
Registrant's telephone number, including area code
___________________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	SOND	The Nasdaq Stock Market LLC
Warrants, each 20 warrants exercisable for one share of Common Stock at an exercise price of $230.00 per share	SONDW	The Nasdaq Stock Market LLC
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☒

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of voting and non-voting common equity of the registrant held by non-affiliates as of June 30, 2023 was $110.2 million and as of June 30, 2024 was $48.5 million. The registrant had outstanding 11,585,625 shares of common stock as of August 30, 2024.
DOCUMENTS INCORPORATED BY REFERENCE
None.

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

Forward-looking statements contained in this Annual Report on Form 10-K include, but are not limited to, statements about:

•    our focus on achieving positive free cash flow;
•    our financial, operating and growth forecasts and projections, including our focus on cost reductions and our anticipated reductions in cash burn, including the estimated annualized cost savings from reductions in force and our portfolio optimization program;
•    expectations for our business, revenue, expenses, results of operations, financial condition, and cash flows;
•our license agreement with Marriott International (“Marriott”) announced on August 19, 2024 (the “Marriott Agreement”), including the timing of the integration of our properties, the anticipated benefits of the agreement, and other plans and expectations related to the Marriott relationship;
•management’s conclusion regarding its substantial doubt about the Company’s ability to continue as a going concern, and the related mitigation plans, including any impact on our key stakeholder relationships;
•our portfolio optimization program, including lease renegotiation efforts, potential lease amendments, and the scope and timing of property exits, and their potential effects on our portfolio, results of operations, and cash flow, including any anticipated cost savings;
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
•    the expected adequacy of our capital resources, the availability of future financing or other capital resources, and the anticipated use of proceeds from any financings;
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
•    our competitive advantage and anticipated differentiation in cost structure and guest experience compared to other accommodation providers;
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
•    the anticipated effects of public health crises;
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

EXPLANATORY NOTE

Restatement Background

As described in the Company’s Current Report on Form 8-K filed with the SEC on March 15, 2024, on March 14, 2024, the Audit Committee (the “Audit Committee”) of the Board of Directors of the Company determined, based on management’s recommendation, that the Company’s previously issued audited consolidated financial statements for the year ended December 31, 2022 (the “2022 Annual Financial Statements”), and the unaudited condensed consolidated financial statements included in each of the Company’s quarterly reports on Form 10-Q filed with the SEC in 2023 (collectively with the 2022 Annual Financial Statements, the “Affected Financial Statements”), should no longer be relied upon.

Additionally, the Company determined any previously issued or filed reports, earnings releases, and investor presentations or other communications including or describing the Affected Financial Statements and related financial information covering the Affected Financial Statements should no longer be relied upon.

The Company has previously identified and reported material weaknesses in internal controls over financial reporting related to the Company’s leases, control activities and control environment. During the preparation of the Company’s financial statements for the year ended December 31, 2023, the Company’s management identified specific errors in the processes and procedures surrounding the Company’s assessment of the valuation and impairment of its right-of-use (“ROU”) lease assets and related items. Management identified a material weakness in its controls related to this matter, which is included in Part II, Item 9A of this Annual Report on Form 10-K.

Restatement of Previously Issued Consolidated Financial Statements

This Annual Report on Form 10-K for the year ended December 31, 2023 includes consolidated financial statements as of and for the years ended December 31, 2023, 2022 and 2021, as well as the relevant unaudited interim financial information for the quarterly periods in the years ended December 31, 2023 and 2022. The Company has restated certain information within this Annual Report on Form 10-K, including the consolidated financial statements as of and for the year ended December 31, 2022, and the relevant unaudited interim financial information for the quarterly periods in 2022 and 2023. In addition to the restatement errors described above, the Company has also corrected certain items that were previously identified and determined to be immaterial, individually and in the aggregate, to the consolidated financial statements for the year ended December 31, 2022 and the interim financial information for the quarterly periods in 2022 and 2023.

Additionally, the Company identified certain adjustments which were previously corrected out of period in the year ended December 31, 2022 but which related to activity occurring in the year ended December 31, 2021. In the context of its current restatement of the year ended December 31, 2022, the Company has also restated the year ended December 31, 2021 to reflect correction for these adjustments and has marked the impacted financial statements for the year ended December 31, 2021 as ‘Restated’ to highlight the correction of these immaterial errors. The Company considers its restatement to the year ended December 31, 2021 to be immaterial as defined in Accounting Standards Codification (“ASC”) 250, Accounting Changes and Error Corrections, and related standards and interpretations.

See Note 2, Restatement of Previously Issued Financial Statements, to the Consolidated Financial Statements included within Part II, Item 8 of this Annual Report on Form 10-K for additional information regarding the 2022 and 2021 Consolidated Financial Statements restatement, including descriptions of the errors and the impact to our consolidated financial statements. In addition, see Note 19, Restatement of Quarterly Results (Unaudited), to the Consolidated Financial Statements included within Part II, Item 8 of this Annual Report on Form 10-K for additional information regarding our restatement of unaudited interim condensed consolidated financial statements for the 2022 and 2023 quarterly periods.

Impact on Internal Controls over Financial Reporting

This Annual Report on Form 10-K also includes disclosures regarding the impact of the restatement on the effectiveness of our internal control over financial reporting and disclosure controls and procedures in Part II, Item 9A. Controls and Procedures.

Reliance on Prior Consolidated Financial Statements

The Company has not amended and does not plan to amend its previously filed Annual Reports on Form 10-K or Quarterly Reports on Form 10-Q for the periods affected by the restatement. The information that has been previously filed or otherwise reported for these periods is superseded by the information in this Form 10-K.

PART I

Item 1. Business

Overview

We are a leading global brand of premium, design-forward apartments and intimate boutique hotels serving the modern traveler. Launched in 2014, Sonder offers inspiring, thoughtfully designed accommodations and innovative, tech-enabled service combined into one seamless experience. Sonder properties are found in prime locations in over 40 markets, spanning ten countries and three continents. The Sonder app gives guests full control over their stay. Complete with self-service features, simple check-in and 24/7 on-the-ground support, amenities and services at Sonder are just a tap away, making a world of better stays open to all. In summer 2024, the company announced a strategic licensing agreement with Marriott International.

We work directly with real estate owners to lease properties that meet our standards, furnish and decorate them to provide a design-led, technology-enabled experience, and then make them available for guests to book directly (through the Sonder app, our website, or our sales personnel) or through indirect channels (such as Airbnb, Expedia, Booking.com, and other online travel agencies). We manage our properties using proprietary and third-party technologies and deliver services to guests via the Sonder app and 24/7 on-the-ground support. Our mobile-first guest experience, from check-in to check-out, is supported by the Sonder app. Incorporating technology into all aspects of the business, we offer consistent quality at a compelling value to our guests.

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

In addition to modern design, we apply technology across our business. Our guest-facing technology leads guests through their entire Sonder experience, beginning with easy, intuitive browsing of our full portfolio and reserving a unit, to in-app check-in and requests for intra-stay cleans, early check-in or other services. Technology also underpins our hospitality operations, from underwriting and supply growth, to building openings, pricing and revenue management, demand generation, interior design, and day-to-day operations. By leveraging technology, our goal is to reduce operating costs and provide both a better guest experience and a compelling value.

Guest Experience

We strive to deliver a better way to stay through technology and design and put the guest experience at the center of everything we do.

We have reimagined the guest journey based on a belief that the ubiquity of mobile devices provides an opportunity to modernize the traveler’s entire experience, alongside the anticipation of guest needs and a design-focused experience. Our mobile-first guest experience, from check-in to check-out, is supported by the Sonder app, regardless of how a guest books their stay. All guests are encouraged to download and use the Sonder app to interact with our services and enhance their stay, but use of the Sonder app is not required.

The Sonder app puts the “lobby on your phone” and empowers guests to seamlessly navigate their entire journey, from booking through check-out. This includes:

•Search, Discovery & Booking: Easy, intuitive browsing and booking of any unit in our portfolio;
•Check-In: Virtual check-in, online receipt of access instructions, and the ability to request a paid early check-in directly through the Sonder app;
•One-Touch WiFi: In-app, one-touch connections to our speedy WiFi;
•Digital Concierge: Curated localized recommendations, available through the app;
•Customer Service On Demand: App-based service requests; and
•Check-out: In-app requests for paid late check-out and information regarding on- and off-premises baggage storage.

While our guest experience is primarily contactless and self-service, our guest services team can be reached 24/7 through the Sonder app, by telephone, text/WhatsApp, and email. For any requests requiring in-person support, we have local team members on the ground in each of our cities.

We also bring a passion for design and creativity to our guests’ experiences. We take pride in the spaces we bring to life through our interdisciplinary teams and external partnerships spanning architecture, product and service design, graphic communications, and more. Our properties have been featured in publications including Apartment Therapy, Condé Nast Traveler, Forbes, Good Housekeeping, House Beautiful, National Geographic, Rolling Stone, and Travel + Leisure. Fully equipped kitchens, extra living space, and private laundry facilities are available in many of our apartment-style spaces, providing our guests a wide variety of options whether traveling for leisure or business, individually or as a group.

Properties

As of December 31, 2023, we had over 12,200 Live Units across 44 cities and 10 countries, with over 3,700 additional Contracted Units. At December 31, 2023, our five largest cities (New York City, Mexico City, Dubai, Los Angeles, and Philadelphia) accounted for 35.4% of our Live Units, and our 10 largest cities accounted for 56.8% of our Live Units.

Our properties include 1-, 2-, and 3+ bedroom and studio furnished apartments, nearly all of which include in-unit laundry appliances and fully stocked kitchens, as well as thoughtfully designed studio and 1-bedroom hotel rooms. The majority of our Live and Contracted Units (“Total Portfolio”) consist of commercial or mixed use apartment developments ranging from small 10 or 20 unit buildings to modern 300+ unit towers, with larger buildings comprising an increasing proportion of our apartment portfolio in recent years. Over the past few years, we have gone from leasing portions of buildings to now primarily focusing on leasing full buildings going forward. A smaller, but growing proportion of our portfolio consists of hotels, where we have partnered with independent hotel property owners to convert existing properties into Sonder-branded or co-branded hotels, putting a modern spin on the traditional hotel, with inspiring design and tech-enabled service.

Portfolio Optimization Program

In November 2023, we implemented a portfolio optimization program to mitigate losses related to certain underperforming properties and to assess the Company’s portfolio of rents relative to current operations and existing market rents. As described in the Company’s Current Report on Form 8-K filed with the SEC on June 11, 2024, as of June 10, 2024, we had signed agreements to exit or reduce rent for approximately 105 buildings, or 4,300 units. Of the approximately 80 buildings, or 3,200 units, with finalized exit agreements, we had already exited approximately 60 buildings, or 2,300 units, as of June 10, 2024. We expect to exit the remaining buildings throughout the remainder of 2024.

As of June 30, 2024, we had approximately 10,300 Live Units and 1,800 Contracted Units, and we leased and operated properties in 46 cities and 10 countries.

Demand Generation and Revenue Management

We generate a majority of our demand by listing our units on internet-based accommodations marketplaces and on websites operated by online travel agencies (“OTAs”). OTAs are paid a percentage channel fee for each Sonder stay booked on their platform. Today, the primary OTAs that travelers use to book our units are Airbnb, Booking.com and Expedia, with 49.4% of 2023 revenue coming through these three OTAs and 49.7% in 2022.

We also generate a substantial percentage of revenue directly through Sonder.com, the Sonder app, or our sales personnel. Direct bookings accounted for approximately 47.0% of total revenue in 2023 and 47.7% in 2022. We derive direct bookings from performance marketing, repeat bookings, and other organic traffic on Sonder.com. In the last few years, we have also developed a sales team to focus on corporate and group travel. These are typically significant revenue sources for urban hotels, but they have not been as much of a revenue source for us.

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

Ancillary Revenue Opportunities

To complement our typical guest stay revenue, we are continuing to explore opportunities to generate ancillary revenue from value-added services for additional fees. For example, we offer paid early check-in and late check-out at some of our properties. We are also exploring separate charges for room upgrades and value-added room amenities, such as guaranteed parking.

Marriott Agreement

In August 2024, we entered into the Marriott Agreement, pursuant to which our portfolio of properties is expected to join the Marriott system under a newly-created collection called “Sonder by Marriott Bonvoy.” As described in our Current Report on Form 8-K filed with the SEC on August 19, 2024, subject to the terms and conditions of the Marriott Agreement, our properties will become available for booking on Marriott’s digital platforms, including Marriott.com and the Marriott Bonvoy mobile app. We will also gain access to Marriott’s global sales and marketing capabilities and distribution platform.

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

The majority of our property leases have 5 to 7-year initial terms, with up to two 5-year renewals at our option. Our leases commonly include upfront rent abatement to offset the initial setup costs and revenue ramp for new units. They also frequently include downside protections, including partial rent relief in the event of a recession, regulatory changes, and force majeure events.

Additionally, in many of our leases, we have negotiated an upfront allowance paid by the real estate owner to help offset the capital invested to prepare and furnish the individual units and building common spaces. We are able to negotiate these allowances by offering real estate owners a higher expected yield on their investment, through future lease payments, compared to a deal without an allowance.

Operations

Our operations teams focus on servicing our guests. They also efficiently and effectively open new Sonder locations, and provide best practice playbooks for ongoing operations. The team includes both local service staff focused on guest service requests requiring in-person assistance and the opening of new locations, as well as central teams focused on supply chain, interior design, real estate development, guest service, and operational excellence.

Supply Chain

In the United States and Canada, we have built a streamlined global supply chain powered by warehouse and inventory management technology. Furniture, art, decor, linens, and other guest facing items are curated and sourced by our centralized sourcing and merchandising team, and initially stored in central warehouses for distribution to local properties. Typically, new buildings receive furniture and decor items all at once, as a full “hotel in a box.” In Europe, the Middle East and Mexico, we work with local providers to deliver a similar aesthetic and grade of product to deliver a high-quality guest experience, brand consistency, and fast deployment.

New Location Openings

Our highly experienced on-the-ground teams focus on onboarding new properties quickly and efficiently. Before welcoming guests to a new property, our local teams ensure that the spaces are immaculately set up and well-photographed.

Day-to-Day Operations

Our day-to-day operations are delivered by central and locally based teams, powered by a combination of proprietary and third-party software, to address guests’ inquiries, issues, and requests quickly and effectively. Back-of-house teams such as housekeeping — both Sonder-employed and third-party providers — use software to help them deliver clean spaces and resolve any guest issues or requests that might arise.

Competition

Given the nature of our business model, we operate in two highly competitive environments: (i) attracting guests; and (ii) securing desirable real estate supply.

Competition for Guests

Travelers have many options as they search for a stay that best suits their needs. We compete for guests based on many factors, including the location and quality of accommodations, property amenities, reputation for guest services and guest-facing technologies, pricing, and brand loyalty. Within traditional hospitality, we have historically competed primarily with major incumbent operators in the upscale and upper upscale hotel segments, such as Marriott, Hilton, and Hyatt, who have built their brands and customer loyalty over several decades. We also compete against boutique hotel operators and smaller hotel chains, particularly in non-U.S. markets.

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

Competition for Real Estate Supply

We compete against various parties to lease potential new properties in our target markets. On the apartment side, we compete against other leasing styles (e.g., traditional lease-up to 12-month term tenants) as well as other short-term rental companies with similar business models to our own. On the hotel side, we primarily compete against traditional hotel property managers.

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

Privacy and Data Protection Regulation

In the ordinary course of our business, we process personal or sensitive data, including information about guests and their stays. Accordingly, we are subject to numerous obligations related to our collection, processing and security of data, including federal, state, local, and foreign laws, regulations, guidance, and industry standards related to data privacy, security, and protection. Such obligations may include the European Union’s General Data Protection Regulation (“EU GDPR”) and variations and implementations of that regulation in the member states of the European Union, the United Kingdom (“UK”) General Data Protection Regulation (“UK GDPR”) (collectively with the EU GDPR, “GDPR”), the Canadian Personal Information Protection and Electronic Documents Act (“PIPEDA”), as well as privacy, biometric, medical information, and data protection laws and regulations in various U.S. states and other jurisdictions, such as the California Consumer Privacy Act of 2018, as amended by the California Privacy Rights Act of 2020 (collectively, with their implementing regulations, the “CCPA”).

See the section titled “Risk Factors” in this report for additional information about the privacy, data protection, and related laws and regulations to which we are and may become subject and the risks to our business associated with such laws and regulations.

Employment Laws and Regulations

We are also subject to laws governing our relationship with employees, including laws governing wages and hours, benefits, immigration, workplace safety and health, and hotel-specific ordinances.

Securities, Accounting, and Nasdaq Regulation

We are subject to laws and regulations affecting corporate governance, accounting obligations, and corporate reporting, including the Exchange Act, the applicable requirements of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), the rules and regulations of the SEC, and the listing standards of Nasdaq. See the section entitled “Risk Factors” in this report for a description of the previously disclosed notices that we have received from Nasdaq regarding the late filing of certain of our SEC reports.

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

The regulatory environment in each market is often complex and evolving and can be subject to significant change. Some relevant laws and regulations are inconsistent and ambiguous and could be interpreted by regulators and courts in ways that could adversely affect our business, results of operations, financial condition, and cash flows. Moreover, certain laws and regulations have not historically been applied to an innovative hospitality provider such as Sonder, which often makes their application to our business uncertain. For additional information regarding the laws and regulations that affect our business, see the section entitled “Risk Factors” in this Annual Report on Form 10-K.

Environmental, Social and Governance (“ESG”)

We understand the importance of responsible business practices, including attention to ESG matters, across the organization. Our ESG goal is to foster the social, environmental, and economic well-being of the communities we call home. Initial efforts include, among others, the publication of core corporate social responsibility policies, such as a Supplier Code of Conduct, Diversity, Equity, and Inclusion (“DEI”) Statement, Modern Slavery Act Statement, and Zero Tolerance policy reflected in the “house rules” applicable to guest stays. We have also implemented a policy granting time-

off to permit employees to engage in local U.S. elections, and a Volunteer Time Off Policy to facilitate employee volunteering.

Sonder Employees and Culture

Employees

As of December 31, 2023, we had 905 employees in the United States, and 737 employees located in 9 countries outside of the U.S. Our workforce consisted of 1,054 salaried and 588 hourly employees as of that date. Certain non-U.S. employees are currently represented by unions or covered by a collective bargaining agreement. See Note 18, Subsequent Events, to the consolidated financial statements included within Part II, Item 8 of this Annual Report on Form 10-K for additional information regarding our reduction in force (“RIF”) actions which took place in February 2024.

Culture

Our people philosophy is to create a workplace where everyone can thrive. Our culture is defined by ten leadership principles, which are designed to ignite more innovation, to encourage agility and strategic thinking, to keep us inspired and coordinated, and be a better place to work.

Diversity, Equity, and Inclusion

“Extend hospitality to all” is one of our leadership principles. Living up to that principle means fully embracing diversity so that all of our employees, guests, partners, and communities feel safe, respected, included, cared for, and empowered. In accordance with our employment practices and non-discrimination and harassment policy, Sonder strives to create and maintain a work environment in which people are treated with dignity, decency, and respect, and is committed to providing a workplace free from discrimination, harassment, racism, sexism, intimidation, or violence of any kind.

Intellectual Property

We rely on trademarks, domain names, copyrights, trade secrets, contractual provisions, and restrictions on access and use to establish and protect our proprietary rights.

At December 31, 2023, we had 104 trademark registrations and pending applications, including registrations for “Sonder” in the United States, Canada and various other countries, applications and registrations for the Sonder bird logo in 27 countries, two applications and one registration for “SONDER in Chinese Characters” in China, and one application for “SANG DU in Chinese Characters” in China.

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

Seasonality

Seasonality causes period-to-period variances in a particular property’s operating metrics, such as occupancy and pricing, depending upon seasonal factors, including but not limited to weather patterns, local events, and holidays, as well as property location and type. Our revenue per available room (“RevPAR”), and thus total company free cash flow, tend to be lower across our portfolio in the first quarter and fourth quarters of each year due to seasonal factors such as weather and holidays and the market mix and product mix of our portfolio at the time. However, the effect of seasonality will vary as our market mix and product mix continues to evolve. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, for more information.

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

Going Concern Considerations

In accordance with ASC Topic 205-40, Going Concern, the Company’s management evaluates whether there are certain conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern. This evaluation includes considerations related to the Company’s forecasted liquidity and cash consumption requirements for one year from the date of issuance of this Annual Report on Form 10-K.

As discussed in Note 18, Subsequent Events, to the consolidated financial statements included in this Annual Report on Form 10-K, the Company has, throughout 2024, announced a series of financing arrangements and cost optimization initiatives. Additionally, in August 2024, the Company entered into the Marriott Agreement, whereby the Company’s portfolio of properties is expected to join the Marriott system under a newly-created collection called “Sonder by Marriott Bonvoy.”

While the 2024 actions discussed in Note 18, Subsequent Events demonstrate a series of material steps taken to improve the Company’s financial condition, the Company has a history of net losses and negative operating cash flows and expects to continue to incur additional losses in the near future. Additionally, the benefits of the Company’s recent financing arrangements and licensing agreement are contingent upon the successful execution of a number of critical milestones. The timing of the completion of these milestones cannot be guaranteed to ensure liquidity is available when needed to meet the Company’s obligations. As a result of these considerations, the Company’s management has concluded that there is substantial doubt, which is not alleviated, about the Company’s ability to continue as a going concern for at least one year from the date of issuance of this Annual Report on Form 10-K.

To address the substantial doubt about the Company's ability to continue as a going concern, as described above, the Company has embarked on the following actions:

•engaged a financial advisor to assist in identifying and securing strategic alternatives and financing arrangements,
•launched a portfolio optimization program, which involves discussions with landlords about renegotiating the terms of our leases, including terminations, at certain properties; As of June 10, 2024, the Company has signed agreements to exit or reduce rent for approximately 105 buildings, or 4,300 units, which is expected to lead to estimated annualized run-rate free cash flow improvements of over $40 million of which the Company expects termination fees of less than $20 million associated with these agreements; Of the approximately 80 buildings, or 3,200 units, with finalized exit agreements, the Company has already exited approximately 60 buildings, or 2,300 units, as of June 10, 2024 and expects to exit the remaining buildings throughout the remainder of 2024,
•implemented a series of deep cost-cutting initiatives; In February 2024, the Company announced a reduction in force plan affecting 17% of the corporate workforce, which is estimated to result in approximately $11 million in annualized cost savings; The Company continues to be focused on identifying and executing cost optimization initiatives, including further rent reductions, better sourcing contracts that lower property-level direct costs, and further savings in overhead costs,
•entered into the Marriott Agreement which allows us to integrate our properties with Marriott’s systems, distribution channels, and branding, and, subject to meeting certain conditions, entitles the Company to receive $15 million of Key Money in two tranches by March 31, 2025; This agreement provides the opportunity for the Company to increase its financial performance through the potential to increase revenue by integrating with Marriott’s commercial engine, deliver costs savings through synergies and scale and power future growth,
•received financing from the Company’s existing noteholders in the amount of $16 million during June and July 2024, as previously announced, and
•secured financing arrangements that provide the Company with access to approximately $139 million in additional liquidity, including

◦issuing approximately $43 million in Series A Convertible Preferred Stock to certain qualified institutional buyers or accredited investors, of which $14.7 million was received in August 2024 and commitments have been received to purchase an additional $28.6 million, subject to certain milestones and customary closing conditions,
◦approximately $83 million in additional liquidity, including $4 million in financing funded in August 2024, and approximately $79 million in the form of a 30-month extension (through the end of 2026) of the paid-in-kind feature of the Note Purchase Agreement (21 months of which is at Sonder’s option), and
◦other sources of liquidity totaling $13 million.

The Company’s management considered the mitigating effect of management’s plans in evaluating whether substantial doubt is alleviated. As previously discussed, the Company’s recent financing arrangements and licensing agreement are contingent upon the successful execution of a number of critical milestones, of which the timing of completion cannot be guaranteed to ensure liquidity is available when needed to meet the Company’s obligations. As a result of these considerations, the Company’s management has concluded that substantial doubt about the Company’s ability to continue as a going concern has not been alleviated for at least one year from the date of issuance of this Annual Report on Form 10-K.

Because the Company’s management has concluded that there is substantial doubt, which is not alleviated, about our ability to continue as a going concern for at least one year from the date of issuance of these financial statements, the associated financial statement opinion includes a going concern explanatory paragraph. Accordingly, this going concern determination and related financial statement opinion that includes a going concern explanatory paragraph is not in compliance with our affirmative covenants. If not cured within 30 days by obtaining a waiver from the purchasers under the Delayed Draw Notes Purchase Agreement, it would then constitute an Event of Default as defined therein.

We are in discussions with the Purchasers under the Delayed Draw Notes Purchase Agreement to obtain a waiver for this potential Event of Default. As a result of the potential Event of Default, the indebtedness related to our Delayed Draw Notes as of December 31, 2023 has been reclassified from long-term debt, net to current portion of long term-debt, net. These events could further limit our ability to obtain adequate or satisfactory financing when we require it, result in acceleration of the related debt, or cause other risks described in “Risk Factors—Risks Related to Indebtedness and Liquidity.”

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

Item 1A. Risk Factors

You should carefully review and consider the following risk factors and the other information contained in this report, including the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes thereto included elsewhere in this report, in making an investment decision. Our business, results of operations, financial condition, cash flows, and prospects could also be harmed by risks and uncertainties not currently known to us or that we currently do not believe are material. If any of the risks actually occur, our business, results of operations, financial condition, cash flows, and prospects could be adversely affected. In that event, the market price of our common stock or other publicly traded securities could decline, and you could lose part or all of your investment. The occurrence of one or more of the events or circumstances described in these risk factors, alone or in combination with other events or circumstances, may have a material adverse effect on our business, results of operations, financial condition, and cash flows. The risks discussed below may not prove to be exhaustive and are based on certain assumptions made by us that later may prove to be incorrect or incomplete. We may face additional risks and uncertainties that are not presently known to us, or that are currently deemed immaterial, which may also impair our business, results of operations, financial condition, and cash flows. The following discussion should be read in conjunction with the financial statements and notes to the financial statements included herein.

Risk Factor Summary

Below is a summary of the principal factors that could materially harm our business, results of operations, financial condition, and/or cash flows, impair our future prospects, or cause the price of our publicly traded securities to decline. This summary does not address all of the risks that we face. Additional discussion of the risks summarized in this risk factor summary, and other risks that we face, can be found below and should be carefully considered, together with other information in this Annual Report on Form 10-K and our other filings with the SEC, before making an investment decision regarding our securities.

•    We may be unsuccessful in achieving positive, sustainable Free Cash Flow, and our restructuring initiatives and portfolio optimization program may not provide the expected benefits and could adversely affect us.
•    Our actual results may differ materially from our forecasts and projections.
•    Our results could be negatively affected by inflation and other macroeconomic factors and by changes in travel, hospitality, and real estate markets.
•    We face risks and uncertainties associated with the Marriott Agreement, including the risk that it does not provide the anticipated benefits or results in unexpected expenses or other adverse effects.
•    We may be unable to negotiate satisfactory leases or other arrangements to operate new properties, amend existing leases, onboard new properties in a timely manner, or renew or replace existing properties on satisfactory terms or at all.
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
•    Claims, lawsuits, and other proceedings relating to our leases could adversely affect our business, results of operations, financial condition, and cash flows.
•    Our long-term and fixed-cost leases limit our operating flexibility and could adversely affect our liquidity.
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
•    Our business depends on our reputation and the strength of our brand, and any deterioration could adversely impact our market share, revenues, business, results of operations, financial condition, and cash flows.
•    We are involved in and may in the future become involved in claims, lawsuits, and other proceedings that could adversely affect our business, results of operations, financial condition, and cash flows and our insurance may be inadequate to cover our losses.
•    We may be subject to liability or reputational damage for guests’ activities or other incidents and potential health and safety issues at our properties.
•    We are subject to the risk of financial and reputational damage due to fraud.
•    We face challenges in attracting and retaining key personnel and sufficient, highly skilled personnel, and are subject to risks, including unionized labor, associated with employment of hospitality personnel and the use of third-party contractors.
•    We have identified and may in the future identify material weaknesses in our internal control over financial reporting or we may otherwise fail to maintain an effective system of internal controls, which may result in material misstatements of our consolidated financial statements.

•    If we fail to maintain effective disclosure controls, our ability to produce timely and accurate financial statements or comply with applicable regulations could be impaired.
•    We face risks related to the restatement of our previously issued financial statements, including risks associated with related litigation or other legal or governmental proceedings, the risk that additional accounting errors or corrections will be identified, and the possibility of additional delays in our SEC filings.
•    We are not in compliance with Nasdaq’s listing requirements, and any failure to regain and maintain compliance with Nasdaq’s requirements could cause our common stock and publicly traded warrants to be delisted and could adversely affect our ability to raise capital and have other adverse effects on us.
•    Our business could be harmed if we are unable to adapt to changes in technology.
•    We rely on third parties for certain services and technologies, including payment processing, and any unavailability, failures or defects in these services or technologies, or any difficulties integrating them into our systems, could harm our business and results of operations.
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
•    There is substantial doubt about the Company’s ability to continue as a going concern, and this may adversely affect our stock price, our ability to raise capital, and our relationships with key stakeholders.
•    We may require additional capital, which might not be available in a timely manner or on favorable terms.
•    Our indebtedness and credit facilities contain financial covenants and other restrictions that may limit our operational and financial flexibility or otherwise adversely affect us, including as a result of a potential Event of Default under our Delayed Draw Notes, and future financing arrangements may also contain restrictive covenants or other onerous provisions.

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

Our focus on achieving positive, sustainable Free Cash Flow may be unsuccessful, we may not realize some or all of the expected benefits of our previously announced restructuring or any future restructuring initiatives, or of our portfolio optimization program, and these efforts may adversely affect our business.

The focus of our Cash Flow Positive Plan is to achieve positive, sustainable Free Cash Flow (“FCF”), by reducing cash costs, reducing our planned pace of signing new Contracted Units, increasing our focus on signing “capital light” properties, and focusing on rapid payback RevPAR initiatives. The Cash Flow Positive Plan included a restructuring of operations, with a reduction in corporate and frontline headcount in June 2022, as well as further reductions in corporate headcount in 2023 and 2024. In early 2020, we also undertook staff furloughs and reductions, lease exits, and other cost-saving actions due to the COVID-19 pandemic, and we may undertake other restructuring or cost-saving initiatives in the future. As part of our focus on cash flow, we have also undertaken a portfolio optimization program, which involves discussions with landlords about renegotiating the terms of our leases primarily at certain underperforming properties. These efforts have resulted and are expected to result in the termination of certain leases, leading to exits of certain properties over time and the incurrence of expenses, including but not limited to impairment charges and contingent obligations, which could be material. The scope of the program can be expected to change over time, and we cannot predict the number or product mix of the units that may be ultimately affected or the related impact on our business, results of operations, financial condition, and cash flows. The terms, scope, and timing of any additional changes to our lease obligations, as well as any other effects on our landlord relationships or reputation with future real estate owners and guests who are affected by property transitions, are uncertain. Our portfolio optimization program and any past or future restructuring or cost-saving initiatives may not achieve our goal of achieving positive FCF, result in the cost savings we expect, increase the number of “capital light” properties in our portfolio, or otherwise achieve our cash flow, profitability or operational objectives.

In addition, implementing any restructuring plan, including the portfolio optimization program, presents potential risks that may impair our ability to achieve anticipated cost reductions, revenue enhancements, or operational improvements. These risks include the potential for inadequate support of important business functions due to staffing changes and other cost reduction efforts, management distraction from ongoing business activities, potential failure to maintain adequate controls and procedures while executing our restructuring plans, and damage to our reputation and brand image with real estate owners, potential guests and others. Additionally, as a result of restructuring initiatives, we may experience a loss of continuity and accumulated knowledge, as well as adverse effects on employee morale and productivity and on our ability to attract and retain highly skilled employees. Increased employee attrition and difficulties in recruiting could, among other things, impair our ability to maintain and enhance our internal controls and procedures, complicate our efforts to pursue new RevPAR initiatives and execute effectively on engineering and technology development projects, cause inefficiencies, and make it more difficult to pursue, open and operate new properties. In addition, the reduction in our pace of signings and our increased focus on signing “capital light” properties may result in fewer Live Units than we have forecasted, which may result in lower than expected revenues and cash flow. Any of the above consequences could adversely impact our business, and we may not achieve positive FCF when we anticipate, or at all.

Our forecasts and projections are based upon assumptions, analyses and estimates developed by our management. If these assumptions, analyses or estimates prove to be incorrect or inaccurate, our actual results may differ materially from those forecasted or projected.

Our forecasts and projections, including projected or anticipated revenues, margins, profitability, cash flows, Bookable Nights, RevPAR, lease signings and Live Units, and our anticipated market opportunity, growth and penetration, are subject to significant uncertainties and are based on assumptions, analyses and estimates developed by our management, including with reference to third-party forecasts, any or all of which may prove to be incorrect or inaccurate. These include assumptions, analyses and estimates about future pricing and Occupancy Rates; the anticipated cost savings, more favorable capital requirements and other benefits of our Cash Flow Positive Plan announced in June 2022, and the anticipated benefits of the Marriott Agreement; and the scope and outcome of our portfolio optimization program, including the number and type of properties involved, the terms of lease amendments, the timing of lease terminations, and related expenses. Other assumptions include the type and size of future properties, the timing of lease signings, building openings and development, the satisfaction of conditions or contingencies in signed leases, local regulatory environments, the terms of future leases, and future costs, all of which are subject to a wide variety of business, regulatory and competitive risks and uncertainties. If these assumptions, analyses or estimates prove to be incorrect or inaccurate, we may have difficulties accurately budgeting for and managing our expenses, and our actual results may differ materially from those forecasted or projected, adversely affecting the value of our common stock.

Our revenue, expenses and operating results could be materially adversely affected by changes in travel, hospitality, and real estate markets, as well as general economic conditions such as an economic downturn or recession.

Our business is particularly sensitive to trends in the travel, hospitality, and real estate markets, and trends in the general economy, which are unpredictable. Travel, including demand for accommodations, is highly dependent on discretionary spending levels. As a result, hospitality sales tend to decline during general economic downturns and recessions, and times of political or economic uncertainty, as consumers engage in less discretionary spending, are concerned about unemployment or inflation, have reduced access to credit, or experience other concerns or effects that reduce their ability or willingness to travel. Leisure travel in particular, which we believe accounts for a majority of our bookings, is dependent on discretionary consumer spending levels. Downturns in worldwide or regional economic conditions or inflationary pressures have in the past led to a general decrease in leisure travel and travel spending, and similar downturns or inflationary pressures in the future may materially adversely impact demand for our accommodations. Such a shift in consumer behavior could materially and adversely affect our business, results of operations, financial condition, and cash flows.

In addition to the impact of economic conditions, our business could be adversely affected by other factors that cause reductions in travel, such as:

•Public health concerns, including but not limited to the COVID-19 pandemic or other future public health crises;
•Regional hostilities, war, terrorist attacks or civil unrest, such as the 2022 Russian invasion of Ukraine and recent events in the Middle East;
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

We may not realize the anticipated benefits from our agreement with Marriott at the time or to the degree that we anticipate, or at all, and our agreement with Marriott may expose us to other risks and uncertainties.

On August 19, 2024, we announced that we entered into the Marriott Agreement, pursuant to which our property portfolio is expected to join the Marriott system under a new collection called “Sonder by Marriott Bonvoy.” Although we currently anticipate that the Marriott Agreement will provide us with revenue opportunities and operating efficiencies, we may not realize the anticipated benefits at the time or to the degree we anticipate, or at all. Among other risks, the integration of our portfolio with Marriott’s platforms, distribution channels, sales capabilities, and systems will take considerable time and investment and is subject to uncertainties, including potential delays and unanticipated disruptions, complications and costs. The Marriott Agreement may not result in the revenue enhancements that we currently expect for various reasons, such as possible differences in the preferences and demographics of our and Marriott’s existing and future guests, potential competition among various Marriott brands for guest demand and attention, the uncertain impact on our revenues of integration with Marriott’s guest loyalty program, and other factors. Integration of our properties and systems with Marriott’s will also require substantial investment and resources, and may be more costly, lengthier, and more disruptive than we anticipate. Furthermore, in operating under our current systems while also integrating our properties, technologies and systems with Marriott’s, we may encounter increased costs and other difficulties, including potential difficulties with employee staffing and retention. In addition, the fees which we are required to pay Marriott under the agreement may be higher than anticipated. We must also comply with specified Marriott standards and other conditions and requirements. Failure to successfully implement or comply with the Marriott Agreement could reduce the number of properties integrated into the Marriott relationship; increase our costs; result in termination of the agreement; adversely affect our brand, reputation, and relationships with property owners and other current or potential business partners; or have other adverse effects on us. Under the terms of the Marriott Agreement, subject to meeting certain conditions, we expect to receive $15 million of “Key Money” to support the costs associated with the integration of our portfolio with Marriott’s platforms, but we may not be able to meet these conditions for various reasons and we may only receive part of these funds or none at all.

The Marriott Agreement has an initial term of 20 years after our properties’ initial onboarding date, subject to possible extensions, and our rights to terminate the agreement are limited. In addition, the agreement requires us to open new properties only if they are included under the Marriott agreement, subject to limited exceptions, which increases our dependence upon Marriott. The potentially long-term nature of the Marriott relationship poses additional risks to our business and prospects. Particularly after we have integrated properties into Marriott’s systems and platforms, have invested in the integration process, and have realigned our technologies, staffing, and guest relationships and interactions due to the Marriott agreement, we may find it difficult to operate properties or build or maintain guest loyalty outside of the Marriott relationship in the future, even if permitted under the Marriott Agreement or after it has been terminated. Among other termination provisions, the Marriott Agreement may be terminated by Marriott or us upon any transfer of 50% or more of the ownership interests in or day-to-day management of our portfolio of properties or of our company, other than to a controlled affiliate, subject to the payment of certain fees. These provisions could make it more complicated to accomplish, or could deter, transactions that stockholders may otherwise consider to be in their best interests. Our relationship with Marriott, and integration of our portfolio with Marriott over time, may also make it more difficult to enter into a similar strategic relationship with a different hospitality industry partner in the future.

We may be unable to successfully negotiate satisfactory leases or other arrangements to operate new properties, amend existing leases, onboard new properties in a timely manner, or renew or replace existing properties on satisfactory terms or at all, any of which may limit our growth and could cause us to miss our growth or financial forecasts.

We currently lease all of our locations. When we identify attractive locations for growth, we pursue additional units by signing new leases or additions to existing leases, and we also pursue other arrangements with property owners and developers. If we fail to secure or renew leases or other arrangements for attractive properties, we will not be able to expand our portfolio of properties and may not achieve our growth and financial forecasts.

We may not be able to add sufficient properties to our portfolio that meet our brand standards, at an acceptable cost and on acceptable terms, to meet our strategic growth goals and financial forecasts. Due to the number of properties that we have already secured under leases or other arrangements in many major U.S. and Canadian cities, we may find it more difficult to find additional attractive properties in those markets. In Europe and other international markets, we have less experience and fewer real estate personnel, and local regulations and real estate industry practices may make it more difficult to locate properties that are strategically aligned with our business model. Recent increases in interest rates, inflation in construction and other costs, and concerns about a recession have caused and may continue to cause some property developers to delay or abandon development projects that we would otherwise seek to add to our portfolio. Even where we identify suitable properties, we may not be able to negotiate leases or other arrangements on commercially reasonable terms. Real estate owners may not accept our proposed terms, including due to our focus on signing agreements with lower capital expenditure obligations and quick payback timeframes. In addition, the Marriott Agreement was announced in August 2024, and certain real estate owners may defer or forego discussions with us until they have more information about our integration efforts with Marriott, and the potential implications for new leases that we may pursue. We may also have difficulties in providing real estate owners with acceptable letters of credit in lieu of cash deposits, and these difficulties may intensify due to any adverse developments affecting our letter of credit providers, such as the March 2023 government-arranged closure and receivership of Silicon Valley Bank (“SVB”), now a division of First Citizens Bank, one of the financial institutions that we use for letters of credit. Any such difficulties may result in higher cash outlays for lease security deposits, delays in signing leases as alternative sources of security are sought, or additional complications in signing leases in a timely manner. Certain real estate owners have been and may continue to be reluctant to enter into or continue transactions with us due to the decline in our stock price, our September 2023 reverse stock split to regain compliance with Nasdaq’s minimum bid price rule, the delay in our SEC reports resulting from our accounting restatement announced in March 2024, our portfolio optimization program, including the resulting lease amendments and terminations and property exits, potential concerns related to our ability to continue as a going concern, and related concerns of owners or their lenders about our creditworthiness, future cash position or ability to raise capital. See the paragraph entitled “We are not in compliance with Nasdaq’s requirements for continued listing of our securities, and if we fail to continue to meet the listing standards of Nasdaq, our common stock and publicly traded warrants may be delisted, which could have a material adverse effect on the liquidity and trading price of our common stock and warrants and on our ability to raise capital, and other adverse consequences,” below.

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

Even when we succeed in signing a lease for a new property, the landlord or developer may be unable or unwilling to deliver the property in the timeline initially provided for or in the condition originally agreed to, or we may encounter other unforeseen delays in preparing the property for initial guest bookings. We refer to this process as “building opening.” Delays in building openings also may occur due to supply chain shortages including fixtures, furnishings and other materials, delays in governmental permits and approvals, landlords’ and developers’ delays in obtaining adequate financing, labor shortages, or the unavailability of third-party contractors. Later than expected building openings at properties also results in a delay in generating revenue from such properties, which could cause us to miss our financial forecasts or fall short of our previously announced Cash Flow Positive Plan goals. In addition, the success of any new property will depend on our ability to integrate the property into existing operations and into Marriott’s programs and systems under the Marriott Agreement, which is subject to uncertainties including potential difficulties in integrating guest-facing and back-office systems or in engaging third-party vendors to service the properties. See the paragraph entitled “We may not realize the anticipated benefits from our agreement with Marriott at the time or to the degree that we anticipate, or at all, and our agreement with Marriott may expose us to other risks and uncertainties” for more information about certain risks and uncertainties associated with the Marriott Agreement and related integration efforts. Newly leased properties could be more difficult or expensive to onboard, have undisclosed conditions that result in unanticipated expenses or claims against us for which we may have little or no effective recourse against the landlord, or otherwise may not provide their anticipated benefits.

Our limited operating history and evolving business make it difficult to predict whether we will achieve our financial, operating and growth forecasts.

Our business continues to evolve. We have expanded significantly since our inception, including the number of cities and countries in which we operate. After initially focusing on apartment-style units, we now also operate hotel properties that have more extensive and complex amenities and systems. In the last few years, we have also focused our expansion efforts on leasing full buildings or larger numbers of units or floors within a property. In addition, we have operated many of our leased properties for a limited period of time, and their early results may not be indicative of their long-term performance. For example, a large portion of units available for guest bookings as of December 31, 2023, which we refer to as “live” units, had been live for less than one year. At hotels whose former operators have relied heavily on group and corporate bookings, we have experienced and may continue to experience longer than expected revenue ramp-up periods, and we expect to devote more resources to sales efforts at future hotels. In addition, as of the date of this report, we have not yet completed the necessary integration of any of our properties with Marriott’s systems and programs, under the Marriott Agreement announced in August 2024, as described below. Our relatively limited operating history and evolving business make it difficult to evaluate the likelihood that we will achieve our financial, operating and growth forecasts, and to predict and plan for the risks and challenges we may encounter. These risks and challenges include our ability to:

•Forecast our revenue and budget for and manage our expenses, particularly at new buildings or in new markets;
•Onboard new, high-quality units in a timely and cost-effective manner;
•Keep existing units available for booking and reduce nights lost to repairs or other interruptions;
•Successfully implement new systems and processes;
•Integrate new properties into our and Marriott’s systems and processes, including integration challenges with new systems;
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

If we fail to address these risks and difficulties, our business, results of operations, financial condition, and cash flows could be adversely affected. Further, because we have limited historical financial data and operate in a rapidly evolving industry, any predictions about future revenue and expenses may not be as accurate as they would be if we had a longer operating history or operated in more predictable markets. If we do not address these risks successfully, or if our assumptions regarding these risks and uncertainties, which are used to plan and operate our business, are incorrect or change, our results of operations could differ materially from expectations and our business, results of operations, financial condition, and cash flows could be adversely affected.

We have a history of net losses, and we may not be able to achieve or maintain profitability or positive cash flow in the future.

We have incurred net losses and negative cash flow each year since our inception, and we may not be able to achieve or maintain profitability or positive cash flow in the future. We incurred substantial net losses over the past several years, resulting in an accumulated deficit of $1.4 billion at December 31, 2023. We also had negative cash flow from operating activities of $110.9 million and $150.0 million for the years ended December 31, 2023 and 2022, respectively. Our expenses will likely increase in the future as we invest in integration efforts pursuant to the Marriott Agreement, seek to expand in existing and new domestic and international markets, focus heavily on sales and marketing efforts, continue to invest in new technologies, systems, designs and unit amenities, expand our operations, and hire additional employees. These efforts may be more costly than expected and may not result in expected increases in revenue or growth in our business, which would impair our ability to achieve or maintain profitability or positive cash flow. Our Cash Flow Positive Plan announced in June 2022, our portfolio optimization program and the Marriott Agreement may not provide the cash flow, revenue improvement, cost savings or other benefits that we anticipate.

In addition, we generally lease properties under multi-year arrangements, but guest revenues are generated through stays that currently average less than a week. Any failure to increase our revenue sufficiently to keep pace with the fixed components of our lease obligations, investments and other expenses could prevent us from achieving or maintaining profitability or positive cash flow on a consistent basis or at all. If we are unable to successfully address these risks and challenges, our business, results of operations, financial condition, and cash flows would be adversely affected.

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

Disputes and litigation relating to our leases and our property optimization program have occurred and can be expected to occur in the future, which may result in significant costs, damage to landlord relationships, slower than expected expansion, and lower revenues.

The nature of our rights and responsibilities under our leases may be subject to interpretation, and our leasing relationships will from time to time give rise to disagreements, which have included and may include disagreements over the timing and amount of capital investments or improvements, requests by us or by our landlords to amend leases, operational and repair responsibilities, liability to third parties, a party’s right to terminate a lease, and reimbursement for certain renovations and costs. For example, we have experienced actual and threatened claims and legal proceedings initiated by property owners in connection with proposed lease amendments or terminations arising from our portfolio optimization program, and we may experience additional claims and proceedings.

We seek to resolve any disagreements and develop and maintain positive relations with current and potential landlords, but we cannot always do so. Failure to resolve such disagreements has resulted in litigation in the past and could result in litigation in the future. Disputes may be expensive to litigate, even if the outcome is ultimately in our favor. We cannot predict the outcome of any litigation. An adverse judgment, settlement, or court order in a proceeding could cause significant expenses and constraints in our business operations and expansion plans. For example, we are involved in litigation with our former landlord at 20 Broad Street in New York, arising out of the landlord’s failure to address Legionella bacteria contamination in the building’s water supply and the associated health risks posed to our guests. For additional information about this litigation, see the section entitled “Legal Proceedings” elsewhere in this report. We are unable to predict the outcome of this litigation, or our ultimate responsibility for any adverse outcome. Even if this lawsuit is resolved favorably, the proceeding has required and may continue to require substantial management attention as well as significant legal fees and expenses.

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

Our leases generally provide for fixed monthly payments that are not tied to Occupancy Rates or revenues, and our leases typically contain minimum rental payment obligations. We sometimes offer landlords lower minimum payments in return for a share of the property’s revenues, or other variable terms, but those currently represent a small portion of our portfolio, and we may be unsuccessful in securing variable or participating lease terms. There can be no assurance that we will be able to sign and operate successfully under leases with revenue-sharing or other variable terms. As a result of our fixed lease expenses, if we are unable to maintain sufficient Occupancy Rates and pricing, our lease expenses may exceed our revenue. For example, in an environment where the prevailing cost of accommodations may be decreasing, we may not be able to lower our fixed monthly payments under our leases at rates commensurate with the rates at which we would be pressured to lower our guest rates, which may also reduce our margins and cash flow. In any such event, we may be unable to reduce our rent under the lease or otherwise terminate the lease in accordance with its terms.

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

Our leases may be subject to termination before they are scheduled to expire, in certain circumstances including the bankruptcy of a developer or landlord, noncompliance with underlying covenants governing the property, or, under some agreements, failure to meet specified financial or performance criteria. Some leases also contain conditions to the landlord’s or our obligations or permit the landlord to terminate before the scheduled expiration date, including due to any failure by us to provide a cash security deposit or an acceptable letter of credit, surety bond or other security instrument. Some leases for Contracted Units (which are units that have signed real estate contracts but are not yet available for guests to book) have contingencies (including construction financing contingencies, zoning, permitting or other regulatory conditions, landlord purchase contingencies, or other contingencies that we or the landlord must satisfy) that must be satisfied prior to our takeover of the units. If these contingencies are not satisfied prior to our takeover of the units, the lease is terminable by us or the landlord. In addition, certain leases are terminable by the landlord for other reasons.

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
•Reduced or varied protection for intellectual property rights in some countries; and
•Other events or factors, including political, social and macroeconomic factors, hostilities and war (including the 2022 Russian invasion of Ukraine, and recent events in the Middle East), acts of terrorism or responses to these events.

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

Since our inception, we have experienced rapid growth and continue to pursue significant unit growth in existing and new markets throughout the world. As we announced in June 2022, we have moderated our planned pace of signing new units and intend to drive near-term growth primarily by opening already Contracted Units; however, we continue to pursue additional signings in various markets. Despite our staff reductions announced in June 2022, March 2023 and February 2024, we continue to recruit and hire personnel to support building openings, guest service and other functions, both in the United States and internationally.

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

If we fail to attract new guests or generate repeat bookings from previous guests, our business, results of operations, financial condition, and cash flows would be materially adversely affected.

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
•Negative perceptions of the security of our app or website, including due to the security incident involving unauthorized access to one of our systems that included certain guest records, which we disclosed in November 2022, or any other data security incident; and
•Inflation, economic recessions or other macroeconomic factors, and other conditions outside of our control affecting travel and the hospitality industry generally.

In addition, we could fail to attract first-time guests or additional bookings from previous guests if our website and/or the Sonder app are not easy to navigate, if guests have an unsatisfactory sign-up, search, booking, payment, or check-in experience, if the listings and other content provided on our website or the Sonder app and on third-party listing platforms are not displayed effectively to guests, or if we fail to provide an experience that meets rapidly changing consumer preferences and travel needs, which could materially adversely affect our business, results of operations, financial condition, and cash flows. If we fail to attract new guests or generate repeat bookings due to these or other factors, our revenues would suffer, we may not meet our financial projections or achieve or maintain profitability, and our business and planned expansion could be adversely affected.

We offer different types of hospitality services than traditional hospitality operators and short-term rental marketplaces, and if guest and property owner acceptance of this innovative approach to accommodations does not continue to grow or grows more slowly than we expect, our business, results of operations, financial condition, and cash flows could be adversely affected.

We offer a distinctive type of hospitality service for which the market is still relatively new, and it is uncertain to what extent market acceptance will continue to grow, if at all, and particularly during times of market volatility, rising interest rates, and general economic instability. Our success will depend on the willingness of potential guests and the market at large to widely adopt our particular model of hospitality services, which differs from both traditional hotels and short-term rental marketplaces such as Airbnb. In many geographies, including geographies that we hope to enter in the future, the market for our hospitality services is unproven, with little data or research available regarding the market and industry. If potential guests do not perceive our units’ designs, amenities, location, or pricing to be attractive, or choose different accommodations due to concerns regarding safety, the availability of onsite staffing, amenities or services associated with traditional hotels, affordability or other reasons, then the market for our accommodations may not further develop, may develop more slowly than expected or may not achieve its expected growth potential. Such outcomes could adversely affect our business, results of operations, financial condition, and cash flows.

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

We believe we compete for guests primarily on the basis of the quantity and quality of our units, the global diversity and attractiveness of our units, the quality of our guests’ experience, and our customer service, brand identity and price. Competitive factors in our industry are subject to change, such as the increased emphasis on cleaning, social distancing and “healthy buildings” that occurred during the COVID-19 pandemic. If guests choose to use other competitive offerings in lieu of ours, our revenue could decrease, and we could be required to make additional expenditures to compete more effectively. Any of these events or results could harm our business, results of operations, financial condition, and cash flows.

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

We market our units through third-party distribution channels, and if such third parties do not perform adequately or terminate or modify their relationships with us, our business, results of operations, financial condition, and cash flows could be adversely affected.

Our success depends in part on our relationships with third-party distribution channels to list our units online and raise awareness of our brand. In particular, we generate demand by marketing our units with OTAs, such as Airbnb, Booking.com, and Expedia. Bookings through these OTAs and other indirect channels accounted for over half of our revenues in the year ended December 31, 2023. The terms of some of our agreements with these partners allow the partner to change or terminate terms at their discretion. If any of our partners terminate their relationship with us or refuse to renew their agreement with us on commercially reasonable terms, we would need to find alternate providers and may not be able to secure similar terms or replace such providers in acceptable time frames. Additionally, many of these OTAs have discretion in how units are listed or prioritized within their platform and may unilaterally reduce the visibility of our units. Our revenues have in the past been and could be adversely affected if our units are not featured prominently or accurately within OTA platforms for any reason, including changes in an OTA’s relationship with us or its competitors, errors by an OTA, outages experienced by an OTA, disruptions in the interconnection of our systems with OTAs’ systems, or otherwise. For example, certain of our units have been temporarily removed from OTAs’ platforms due to misunderstandings about our units’ regulatory status or misclassification of units by local regulators, resulting in lost revenue. If our relationship with an OTA is terminated or the OTA makes changes that reduce the prominence of our units on its platform, our revenue could be materially adversely affected.

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

Our strategy includes increasing the proportion of stays booked directly with us through our website, mobile app, and our sales personnel, but we may be unsuccessful in increasing direct bookings, and we expect to continue to rely to a significant extent on bookings through OTAs and other internet-based travel intermediaries. In the year ended December 31, 2023, over half of our revenues were attributable to bookings through OTAs and other indirect channels. Major Internet search companies also provide online travel services that compete with our direct bookings. If indirect channels increase in popularity, these intermediaries may be able to obtain higher commissions or other concessions from us. Some travel intermediaries are also entering into arrangements that compete with us more directly, such as partnering with hotel owners to provide access to technology or consumer data, or to operate under the intermediary’s brand. Intermediaries may reduce bookings at our properties by de-emphasizing our properties in search results on their platforms, or requiring our listings to meet certain criteria, and other online providers may divert business away from our properties.

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
•The effects of, and the extent to which we realize the expected benefits from, our Cash Flow Positive Plan and our portfolio optimization program, and our relationship with Marriott pursuant to the Marriott Agreement;
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

•Fluctuations in the fair value of certain of our warrants, the Earn Out Liability related to the Business Combination, and other instruments carried at fair value, which have required and may in the future require us to record non-cash gains or losses in our quarterly results of operations, which may be material and which are driven by changes in our stock price and other factors outside of our control;
•Any additional impairments of the right-of-use assets recorded with respect to our operating leases, or other impairments of long-lived assets, that may be recorded if there are any events or changes in circumstances that indicate that the carrying amount of the long-lived asset might not be recoverable, which have resulted in and may in the future result in additional non-cash expenses in our results of operations;
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

While the metrics presented herein are based on what we believe to be reasonable assumptions and estimates, our systems and tools have a number of limitations, and our methodologies for tracking these metrics may change over time. In addition, limitations or errors with respect to how we measure data or with respect to the data that we measure may affect our understanding of certain details of our business, which could affect our long-term strategies. If the internal systems and tools we use to track these metrics understate or overstate key performance indicators or contain other technical errors, the data we report or rely upon for planning and forecasting may not be accurate. If investors do not perceive our operating metrics to be accurate, or if we discover material inaccuracies with respect to these figures, our reputation may be significantly harmed, and our business, results of operations, financial condition, and cash flows could be adversely affected.

Our business depends on our reputation and the strength of our brand, and any deterioration could adversely impact our market share, revenues, business, results of operations, financial condition, and cash flows.

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
•After the integration of our properties with Marriott’s systems, distribution channels, and branding, the strength of Marriott’s brand and guests’ perception of our relationship with Marriott;

•The delay in our SEC reports resulting from our accounting restatement announced in March 2024;
•Our ability to continue as a going concern;
•Employee and labor relations;
•Any local concerns about perceived over-tourism or the effect of new hotels or other accommodations on affordable housing, noise or neighborhood congestion;
•Our support for local communities, and other community relations matters;
•Our approach to supply chain management, sustainability, human rights, DEI, and other matters relating to corporate social responsibility;
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

Our ability to control our reputation and brand is also limited due to the role of third parties in our business. For example, currently, guests who book stays through OTAs and other indirect channels sometimes have issues with their bookings that we do not control, such as refund and cancellation terms, which may result in disputes or otherwise negatively affect our reputation. Similar issues may arise with respect to bookings made through Marriott’s platform and distribution channels. We also rely on third-party companies to provide some guest services, including housekeeping and linen services at many of our locations, and remote guest support. We do not directly control these companies or their personnel. We also depend upon our landlords to perform important maintenance and other functions at our properties, particularly in common areas, and at many properties we do not control access to or amenities at the entire building, including pools, gyms and food and beverage services. Guest complaints or negative publicity about our properties, services or business activities, due to our own operations or actions or omissions of third parties, could diminish consumer confidence in the Sonder brand and impair our relationships with guests, landlords, governmental authorities, local residents, third-party business partners, and others that are important to our business.

We are involved in and may in the future become involved in claims, lawsuits, and other proceedings that could adversely affect our business, results of operations, financial condition, and cash flows.

We are involved in various legal proceedings relating to matters incidental to the ordinary course of our business and may be subject to additional legal proceedings from time to time. Such legal actions include tort and other general liability claims, employee claims, consumer protection claims, violation of privacy claims, commercial disputes, claims by guests, claims under state and federal law, intellectual property claims, and disputes with landlords. Due to the potential risks, expenses, and uncertainties of litigation, we may, from time to time, settle disputes even where we have meritorious claims or defenses. We are involved in and may also in the future be the subject of subpoenas, requests for information, reviews, investigations, and proceedings (both formal and informal) by governmental agencies regarding our business activities. Legal and regulatory proceedings can be time-consuming, divert management’s attention and resources, and cause us to incur significant expenses or liability for substantial damages. The timing and amount of these expenses and damages are difficult to estimate and subject to change, and they could adversely affect our business, results of operations, financial condition, and cash flows.

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

The presence or release of toxic, unhealthy or hazardous substances or conditions at our properties could result in governmental investigations and third-party claims for personal injury, property or natural resource damages, business interruption or other losses, and costly disputes with our landlords and guests. For example, we have engaged in litigation with one of our landlords relating to the presence of toxic mold at one property, and we have faced expensive and disruptive claims relating to Legionella bacteria contamination in the water supply at another property, including lawsuits by guests. We expect to encounter claims, governmental investigations and potential enforcement actions about property conditions and related matters in the future. These claims and the need to investigate, remediate or otherwise address hazardous, toxic, or unsafe conditions could adversely affect our reputation, business, results of operations, financial condition, and cash flows. Environmental, health and safety requirements have also become increasingly stringent, and our costs may increase as a result. New or revised laws and regulations or new interpretations of existing laws and regulations, such as those related to climate change, could affect the operation of our properties or result in significant additional expense and restrictions on our business operations.

We rely on our third-party landlords to deliver properties to us in a safe and suitable condition, and in most cases we do not undertake to independently verify the safety, suitability or condition of the properties we lease. We expect to continue to rely on landlords to disclose information about their properties, though such disclosures may be inaccurate or incomplete, and to keep the properties in a safe and compliant condition in accordance with the terms of our leases and applicable law. If unsafe or unhealthy conditions are present or develop at our properties, our guests may be harmed, we may be subject to expensive and disruptive claims, and our reputation, business, results of operations, financial condition, and cash flows could be materially and adversely affected. In certain cases, we may undertake to terminate a lease based on a landlord’s failure to remediate an unsafe or unhealthy condition at the property, in which case we could be subject to costly litigation which could harm our business and operating results.

We are subject to the risk of financial and reputational damage due to fraud.

We have from time to time experienced, and expect to continue to experience, fraud in connection with bookings and payments. The methods used by perpetrators of fraud are complex and constantly evolving. We devote substantial resources to trust and security measures, but they may not detect all fraudulent activity or prevent stays that are disruptive or harmful to neighbors or other guests. As a result, we expect to continue to receive complaints from guests and requests for reimbursement of their payments, as well as actual or threatened related legal action against us, and lost revenue and other financial impacts, due to fraudulent activity or the actions of persons booking stays under false pretenses.

We depend on our key personnel and other highly skilled personnel, and if we fail to attract, retain, motivate or integrate our personnel, our business, results of operations, financial condition, and cash flows could be adversely affected.

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

We face intense competition for highly skilled personnel in all areas of our business, and the move by companies to offer a remote or hybrid work environment may increase the competition for employees. To attract and retain top talent, we have had to offer, and we believe we will need to continue to offer, competitive compensation and benefits packages. Job candidates and existing personnel often consider the value of the equity awards they receive in connection with their employment. If the perceived value of our equity awards declines, including due to the decline in our stock price since our January 2022 Business Combination, it may adversely affect our ability to attract and retain highly qualified personnel.

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

Our continued focus on operational efficiencies, particularly after the restructuring that we announced in June 2022 and the additional reductions in corporate headcount that we announced in March 2023 and February 2024, and the organizational changes that are expected to result from our new relationship with Marriott announced in August 2024, may cause additional uncertainty among existing and prospective employees, which may make it more difficult to retain or attract highly qualified personnel for important roles. We may need to invest significant amounts of cash and equity to attract and retain new employees and expend significant time and resources to identify, recruit, train and integrate such employees, and we may never realize returns on these investments. In addition, prolonged remote work, as well as the impacts of COVID-19 more generally, introduced new dynamics into the households of many of our employees, including struggling with work-life balance, and we experienced and may continue to experience higher levels of attrition. If we are unable to effectively manage our hiring needs or successfully integrate new hires, or effectively retain current employees, our efficiency, ability to meet forecasts and employee morale, productivity and retention could suffer, which could adversely affect our business, results of operations, financial condition, and cash flows.

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

Like other businesses in the hospitality industry, we may be adversely affected by organized labor activity. Certain of our non-U.S. employees are currently represented by labor unions and/or covered by a collective bargaining agreement. Union, worker council or other organized labor activity may occur at other locations. We cannot predict the outcome of any labor-related proposal or other organized labor activity. Increased unionization of our workforce or other collective labor action, new labor legislation or changes in regulations could be costly, reduce our staffing flexibility or otherwise disrupt our operations, and reduce our profitability. From time to time, hospitality operations may be disrupted because of strikes, lockouts, public demonstrations or other negative actions and publicity involving employees and third-party contractors. We may also incur increased legal costs and indirect labor costs because of disputes involving our workforce. The resolution of labor disputes or new or renegotiated labor contracts could lead to increased labor costs, which are a significant component of our operating costs, either by increases in wages or benefits or by changes in work rules that raise operating costs. Labor disputes and disruptions may also occur within the workforce of our landlords at buildings we lease, which could harm our guests’ experience and reduce bookings at the affected property.

We have identified material weaknesses in our internal control over financial reporting and may identify material weaknesses in the future or otherwise fail to maintain an effective system of internal controls, which may result in material misstatements of our consolidated financial statements or other adverse consequences.

We have identified material weaknesses in our internal control over financial reporting as of December 31 2023, which, if not remediated, could affect the reliability of our consolidated financial statements and have other adverse consequences. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

We have identified material weaknesses in internal control over financial reporting as of December 31, 2023 related to:

•the process to capture and record lease agreements timely and accurately;
•deficiencies in the control activities component of the relevant framework, relating to (a) establishing and consistently applying formal policies and procedures, and (b) hiring and training sufficient personnel to timely support our internal control objectives to ascertain whether the components of internal control are present and functioning, as further described in Part II, Item 9A. Controls and Procedures, of this report; and
•the asset impairment matters and related restatement of our previously issued financial statements which are discussed in the Explanatory Note above and in Note 2. Restatement of Previously Issued Financial Statements, to the consolidated financial statements included in this report.

Although we remain committed to taking actions to remediate these material weaknesses in our internal control over financial reporting, including efforts to enhance our control environment, we can give no assurance that our efforts will succeed in remediating these deficiencies in internal control over financial reporting or that additional material weaknesses in our internal control over financial reporting will not be identified in the future.

Pursuant to the SEC rules that implement Section 404 of the Sarbanes-Oxley Act, as a public company, we are required to make a formal assessment of the effectiveness of our internal control over financial reporting, and once we cease to be an emerging growth company, we will be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. To achieve compliance with these requirements within the prescribed time period, we have engaged in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we will need to continue to dedicate internal resources, potentially engage outside consultants, and adopt a detailed work plan to assess and document the adequacy of our internal control over financial reporting, validate through testing that controls are functioning as documented, and implement a continuous reporting and improvement process for internal control over financial reporting. Despite our efforts, there is a risk that we will not be able to conclude, within the prescribed time period or at all, that our internal control over financial reporting is effective as required by Section 404 of the Sarbanes-Oxley Act. Moreover, our testing may reveal deficiencies in our internal control over financial reporting that are deemed to be material weaknesses.

Our failure to remediate any material weaknesses, and to implement and maintain effective internal control over financial reporting, could result in errors in our consolidated financial statements, including errors that could result in a restatement of our consolidated financial statements, and could cause us to fail to meet our reporting obligations and result in other adverse consequences, such as violations of contractual or debt covenants, potential delisting from Nasdaq, SEC or other regulatory investigations and civil or criminal sanctions, or claims or litigation against us, any of which could diminish investor confidence in us, require the expenditure of additional resources, make it more difficult to raise capital, and cause a decline in the price of our common stock and publicly traded warrants.

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

As of December 31, 2023, our management concluded that our disclosure controls and procedures were not effective due to the existence of the material weaknesses described above. See Part II, Item 9A of this report for more information. Any failure to implement and maintain effective disclosure controls and procedures could cause investors to lose confidence in the accuracy and completeness of our financial statements and reports, which would likely adversely affect the market price of our publicly traded securities and could subject us to potential delisting from Nasdaq, SEC or other regulatory investigations and civil or criminal sanctions, or claims or litigation against us, any of which could diminish investor confidence in us, require the expenditure of additional resources, make it more difficult to raise capital, and cause a decline in the price of our common stock and publicly traded warrants.

We face risks related to the restatement of our previously issued consolidated financial statements and financial information, and that restatement and any future financial restatement or correction may adversely affect us.

As described in the Explanatory Note above and in our Current Report on Form 8-K filed with the SEC dated March 15, 2024, on March 14, 2024, the Audit Committee of our Board of Directors determined, based on management’s recommendation, that our audited consolidated financial statements for the year ended December 31, 2022, and the unaudited condensed consolidated financial statements included in each of the Company’s quarterly reports on Form 10-Q filed with the SEC in 2023, should no longer be relied upon due to accounting errors related to the valuation and impairment of operating lease right of use assets and related items, and should be restated. See Note 2. Restatement of Previously Issued Financial Statements, to the consolidated financial statements included within Part II, Item 8 of this Annual Report on Form 10-K and Part II, Item 9A. Controls and Procedures for additional information.

As a result of the restatement, we are subject to a number of additional risks and uncertainties which may affect investor confidence in the accuracy of our financial disclosures and may raise reputational issues for our business. We expect to continue to face many risks and challenges related to potential errors in future financial statements as the existence of unremediated material weaknesses may not timely detect and prevent errors in future financial statements. The restatement process described in this report has required, and the evaluation of controls, require additional professional fees and internal resources, including management time and attention, which negatively impact our business and financial results. We are also subject to litigation or other claims, disputes, investigations or proceedings, which may include, among others, claims invoking the federal and state securities laws, governmental investigations, or other claims, related to the above-described restatement, or to weaknesses or deficiencies in our internal control over financial reporting or our other controls and procedures.

We cannot assure you that all of the risks described above will be eliminated or that the restatement described in this report, or any future restatement, will not cause financial or reputational harm to our business. If one or more of the foregoing risks or challenges persist, our business, results of operations, financial condition, and cash flows could be materially and adversely affected.

Our delayed SEC filings have made us currently ineligible to use certain registration statements to register the offer and sale of securities, which could have adverse effects including on our ability to raise capital or employee retention and recruitment.

Because we were unable to file this Form 10-K or our quarterly reports on Form 10-Q for the quarters ended March 31, 2024 and June 30, 2024 with the SEC on a timely basis, we will not be eligible to register the offer and sale of our securities using a registration statement on Form S-3 until we have timely filed all periodic reports required under the Exchange Act for one year. Should we wish to register the offer and sale of our securities to the public prior to the time we are eligible to use Form S-3, including for purposes of raising capital or permitting the resale of privately placed securities, we will be required to file a registration statement on Form S-1 and have it reviewed and declared effective by the SEC. Doing so would likely take longer than filing a registration statement on Form S-3 and increase our transaction costs, making it more difficult to execute any such transaction successfully and potentially harming our liquidity and financial condition. We will also need to file a post-effective amendment on Form S-1 to convert our previous Form S-3 registration statement with respect to resales of securities into a Form S-1, which may be reviewed and will need to be declared effective by the SEC. We cannot predict when we will regain eligibility to use Form S-3, due in part to the uncertainties associated with our previously announced financial restatement process and the possibility of additional delays in our SEC filings.

Furthermore, our failure to timely file our periodic reports with the SEC resulted in the suspension of the availability of Form S-8 for issuances of shares pursuant to our equity incentive plans for employees and directors. For that reason, employees and directors have not been permitted to exercise outstanding stock options or receive unrestricted shares of our common stock pursuant to restricted stock units or other equity awards, and we will remain unable to grant other equity awards under our Form S-8 registration statements, until such time that we are deemed to have filed all reports and other materials required to be filed under the Exchange Act. This includes filing our quarterly reports on Form 10-Q for the quarters ended March 31, 2024 and June 30, 2024, future quarterly reports on Form 10-Q, and other SEC reports. The suspension of our ability to utilize Form S-8 has adversely impacted employee morale, incentives, and recruitment, and if we fail to file future required reports, our ability to use Form S-8 for the above purposes will remain or again be suspended, which could adversely affect our business.

If we are unable to adapt to changes in technology, our business could be harmed.

Our website and mobile app, and the technology-enabled features of our units, are critical to our business, and guests increasingly demand technology-driven features and amenities when they seek accommodations. Therefore, we will need to continuously modify and enhance our services and business systems to keep pace with technological changes, including changes related to the integration of our properties with Marriott’s systems pursuant to the Marriott Agreement. We may not be successful in developing necessary, functional, and popular modifications and enhancements. Furthermore, uncertainties about the timing and nature of these necessary changes could result in unplanned research and development expenses which could result in a failure to meet our financial projections or divert resources from other business initiatives. In addition, if our properties, website or mobile app, or internal systems fail to operate effectively with future technologies, we could experience guest dissatisfaction, lost revenue, difficulties in providing customer service or adding new properties to our portfolio, or other disruptions in our operations, any of which could materially harm our business.

We rely on certain third-party technologies and services, and any failures of or defects in these technologies or any inability to obtain or integrate third-party technologies could harm our business.

We rely on software and other technologies and services supplied by third parties to provide certain services to us and our guests, including internal communications, customer service communications, web hosting, payment processing of guest credit cards, fraud prevention, lease management, accounting and other internal functions, and other technologies employed to facilitate bookings and guests’ use and enjoyment of our properties, such as digital locks and streaming television services. As we increase the use of third-party systems in our business and as new technology is developed, and as we integrate our properties with Marriott’s systems and technologies under the Marriott Agreement, the integration of our products and services with one another and other companies’ offerings creates an increasingly complex ecosystem that is also partly reliant on third parties. Our business may be adversely affected to the extent such software, services and technologies contain errors or vulnerabilities, are compromised or experience outages, or otherwise fail to meet expectations. Errors, outages, vulnerabilities and other issues with third-party software, services and technologies have occurred in the past, and additional issues can be expected to occur in the future. Third-party vendors may also fail to provide timely and effective support. Our increasing reliance on third parties for technology development and support may also subject us to additional risks, including potential challenges in protecting our intellectual property rights in the related technology, and reduced control over the individuals working on our technology projects. Any of these risks could increase our costs and adversely affect our business, results of operations, financial condition, and cash flows. In addition, we are in the process of implementing additional third-party systems and other infrastructure, and we may encounter unexpected difficulties or disruptions in implementing or integrating these systems, possibly including disruptions to critical systems or other unanticipated effects on existing systems or other concurrent technology development projects.

When we incorporate technology from third parties with our technology or otherwise use it to operate our business, we cannot be certain that our licensors are not infringing the intellectual property rights of others or that our suppliers and licensors have sufficient rights to the technology in all jurisdictions in which we may operate. If we are unable to obtain or maintain rights to any of this technology because of intellectual property infringement claims brought by third parties against our suppliers and licensors or against us, our ability to operate some aspects of our business could be severely limited and our business could be harmed. In addition, some of our license agreements may be terminated by our licensors for convenience. If we are unable to obtain necessary technology from third parties, we may be forced to acquire or develop alternate technology, which may require significant time and effort and may be of lower quality or performance standards. This would limit and delay our ability to provide new or competitive offerings and increase our costs. In addition, we may be unable to enter into new agreements on commercially reasonable terms or develop our own technologies and amenities relying on or containing technology previously obtained from third parties. If alternate technology cannot be obtained or developed, we may not be able to offer certain functionality to our guests or manage our business as we had intended, which could adversely affect our business, results of operations, financial condition, and cash flows.

See the risk factor entitled “If our data or information technology systems, or those of third parties with whom we work, are or were again compromised, we could experience, and have in the past experienced, adverse consequences including regulatory investigations or actions; litigation, including class claims; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; loss of guest loyalty or sales; and other adverse consequences” for further information concerning certain risks related to our reliance on third parties, and the risk factor entitled “We may not realize the anticipated benefits from our agreement with Marriott at the time or to the degree that we anticipate, or at all, and our agreement with Marriott may expose us to other risks and uncertainties” for further information about certain risks related to our relationship with Marriott.

We rely on third-party payment processors to process payments made by guests, and if we cannot manage our relationships with such third parties and other payment-related risks, our business, results of operations, financial condition, and cash flows could be adversely affected.

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

If our data or information technology systems, or those of third parties with whom we work, are or were again compromised, we could experience, and have in the past experienced, adverse consequences including regulatory investigations or actions; litigation, including class claims; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; loss of guest loyalty or sales; and other adverse consequences.

In the ordinary course of business, we and the third parties with whom we work collect, receive, store, process, generate, use, transfer, disclose, make accessible, protect, secure, dispose of, transmit, and share (collectively, process) personal data and other sensitive information, including proprietary and confidential business data, trade secrets, intellectual property, sensitive third-party data, business plans, transactions, and financial information (collectively, sensitive data). Cyber-attacks, malicious internet-based activity, online and offline fraud, and other similar activities threaten the confidentiality, integrity, and availability of our sensitive information and information technology systems, and those of the third parties upon which we rely. As we integrate our properties with Marriott’s platform and systems pursuant to the Marriott Agreement, the aforementioned third parties will include Marriott, and any third parties whose technologies, services or systems are incorporated into Marriott’s platform or systems or on which Marriott otherwise relies. Such threats are prevalent and continue to rise, are increasingly difficult to detect, and come from a variety of sources, including traditional computer “hackers,” threat actors, “hacktivists,” organized criminal threat actors, personnel (such as through theft or misuse), sophisticated nation states, and nation-state-supported actors. Some actors now engage and are expected to continue to engage in cyber-attacks, including without limitation nation-state actors for geopolitical reasons and in conjunction with military conflicts and defense activities.

We and the third parties with whom we work are subject to a variety of evolving threats, including but not limited to social engineering attacks (including through phishing and so-called deep fake attacks), malicious code (such as viruses and worms), malware (including as a result of advanced persistent threat intrusions), denial-of-service and credential stuffing attacks, credential harvesting, personnel misconduct or error, ransomware attacks, supply-chain attacks, software bugs, server malfunctions, software or hardware failures, adware, telecommunications failures, earthquakes, fires, floods, and other similar threats. We have experienced targeted and organized phishing and account takeover attacks and may experience more in the future. Severe ransomware attacks are becoming increasingly prevalent and can lead to significant interruptions in our operations and ability to provide services to our guests, loss of sensitive data and income, reputational harm, and diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments. It may be difficult and/or costly to detect, investigate, mitigate, contain, and remediate a security incident. Our efforts to do so may not be successful. Actions taken by us or the third parties with whom we work to detect, investigate, mitigate, contain, and remediate a security incident could result in outages, data losses, and disruptions of our business. Threat actors may also gain access to other networks and systems after a compromise of our networks and systems. The foregoing risks are likely to increase as we expand our business, integrate our products and services with those of third parties or at new properties, and store and process more data, including personal data, and as the use of generative artificial intelligence may permit more automated and effective attacks. Our efforts to protect information from unauthorized access may be unsuccessful or may result in the rejection of legitimate attempts to book reservations, each of which could result in lost business and have a material adverse effect on our business, reputation, and results of operations.

Additionally, past or future business transactions (such as integrations of our systems and technologies with those of commercial partners, or any businesses we may acquire) could expose us to additional cybersecurity risks and vulnerabilities. Among other things, our systems could be negatively affected by vulnerabilities present in the third-party systems and technologies, or created by the integration. Furthermore, we may discover security issues that were not found during our analysis of any third-party business partner, and it may be difficult to integrate our information technology environment and security program with those of other companies.

We rely on third parties and third-party technologies to operate critical business systems to process sensitive data in a variety of contexts, including, without limitation, cloud-based infrastructure, data center facilities, employee email, content delivery to guests, and other functions. We also rely on third parties to provide other products, services, or technologies. Our ability to monitor these third parties’ information security practices is limited, and these third parties may not have adequate information security measures in place. If the third parties with whom we work experience a security incident or other interruption, we could experience adverse consequences. While we may be entitled to damages if those third parties fail to satisfy their privacy or security-related obligations to us, any award may be insufficient to cover our damages, or we may be unable to recover such award. In addition, supply-chain attacks have increased in frequency and severity, and we cannot guarantee that third parties’ infrastructure in our supply chain or our third-party partners’ supply chains have not been compromised. See the risk factor titled “We rely on certain third-party technologies and services, and any failures of or defects in these technologies or any inability to obtain or integrate third-party technologies could harm our business” for further information concerning certain risks inherent to our reliance on third parties.

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

Our existing security measures may not be successful in preventing security breaches and other incidents. For example, in November 2022, we received an email from an unknown threat actor alleging to have accessed certain sensitive data. We immediately commenced an investigation and discovered that a single account in one of our cloud-hosted accounts containing information regarding certain guests, including name, address, email address, phone number, date of birth, government-issued photo identification, last four digits of credit card number, username, guest transaction receipts, IP address, and/or dates booked for past stays at Sonder properties, had been subject to unauthorized access. Upon discovery, we took immediate steps to address the incident, including disabling the threat actor’s access to the single cloud-hosted account at issue, engaging outside counsel and forensic specialists to help determine the nature and scope of the incident, and notifying law enforcement, and we have notified affected consumers and regulators in accordance with applicable law. In addition, sensitive information about our company or guests could be leaked, disclosed, or revealed as a result of or in connection with the use of generative artificial intelligence technologies by our vendors, contractors, or employees. Additionally, while we take steps designed to detect, mitigate and remediate vulnerabilities in our information systems, we may not be able to detect and remediate all vulnerabilities on a timely basis or at all, in part because the threats and techniques used to exploit the vulnerability change frequently and are often sophisticated in nature. Therefore, such vulnerabilities could be exploited but may not be detected until after a security incident has occurred. These vulnerabilities may pose material risks to our business, including the risk that they result in material weaknesses in our internal controls over financial reporting. We may experience or identify additional information security vulnerabilities. Further, we may experience delays in developing and deploying remedial measures designed to address any such identified vulnerabilities.

Security incidents, including the aforementioned, whether actual or perceived, experienced by us or third parties on whom we rely may result in adverse consequences, such as government enforcement actions (for example, investigations, fines, penalties, audits, and inspections); additional reporting requirements and/or oversight; restrictions on processing sensitive data (including personal data); litigation (including class claims); indemnification obligations; negative publicity; reputational harm; monetary fund diversions; interruptions in our operations (including availability of data); voluntary or mandatory notifications of guests, regulators, and other relevant stakeholders; the provision of credit monitoring and identity theft protection services or other potentially costly actions; lost revenues or other financial loss; and other similar harms. For example, in August 2023, a purported class action lawsuit was filed against the Company in connection with the November 2022 security incident described above, asserting claims based on the Company’s alleged failure to secure and safeguard the personally identifiable information of the putative class, which was subsequently dismissed. Security incidents and attendant consequences may cause guests to stop using our services, deter new guests from using our services, and negatively impact our ability to grow and operate our business, including by damaging our reputation. We incur costs in an effort to detect and prevent security breaches and other security-related incidents and we expect our costs will increase as we make improvements to our systems and processes designed to prevent further breaches and incidents. In the event of a future breach or incident, we could be required to expend additional significant capital and other resources in an effort to prevent further breaches or incidents, which may require us to divert substantial resources. Moreover, we could be required or otherwise find it appropriate to expend significant capital and other resources to respond to, notify third parties of, and otherwise address the incident or breach and its root cause. These issues are likely to become more difficult to manage as we expand the number of jurisdictions where we operate and the number and variety of services we offer, as we integrate our systems and technologies with those of additional third parties, and as the tools and techniques used in such attacks become more advanced. Our insurance policies have coverage limits and deductibles and such insurance coverage may not be adequate to protect us from or mitigate liabilities and losses caused by security breaches or incidents or otherwise related to our data privacy and security obligations, and we cannot be sure that such coverage will pay future claims or will continue to be available on commercially reasonable terms or at all. Additionally, our contracts may not contain limitations of liability, and even where they do, there can be no assurance that limitations of liability in our contracts are sufficient to protect us from liabilities, damages, or claims related to our data privacy and security obligations.

System capacity constraints or system or operational failures could materially adversely affect our business, results of operations, financial condition, and cash flows.

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

In the event of certain system failures, we may not have back-up systems, or may be unable to switch to back-up systems immediately, and the time to full recovery could be prolonged. We have experienced system failures from time to time, including failures of important guest-facing systems such as keyless entry systems at guest properties. In addition to placing increased burdens on our engineering staff, these outages can create a significant number of guest issues and complaints that need to be resolved by our guest services team. Any unscheduled interruption in our service could result in an immediate and significant loss of revenue, an increase in guest support costs (including refunds and reimbursements), and harm our reputation, and could result in some consumers switching to competitors or making claims against us. If we experience frequent or persistent system failures, our brand and reputation could be permanently and significantly harmed, and our business, results of operations, financial condition, and cash flows could be materially adversely affected. Our ongoing efforts to increase the reliability of our systems will be expensive and may not be completely effective in reducing the frequency or duration of unscheduled downtime or in system errors affecting guest experience or our operations. We do not carry business interruption insurance sufficient to compensate us for all losses that may occur.

We use both internally developed systems and third-party systems to operate our mobile app, website and other critical infrastructure, including transaction and payment processing, and financial and accounting systems, and certain technology-enabled features at guest properties. We cannot guarantee the reliability or availability of third-party systems. If the number of consumers using our website increases substantially, or if critical internally developed or third-party systems stop operating as designed, we may need to significantly upgrade, expand, or repair our systems and other infrastructure. We may not be able to upgrade our systems and infrastructure to accommodate such conditions in a timely manner, and our systems could be impacted for a meaningful period of time, which could materially adversely affect our business, results of operations, financial condition, and cash flows. The software underlying our services is highly complex and may contain undetected errors or vulnerabilities, some of which may only be discovered after the code has been released. Any errors or vulnerabilities discovered in our code after release could result in damage to our reputation, loss of guests, disruption to our sales channels, loss of revenue, or liability for damages, any of which could adversely affect our growth prospects and business.

Disruptions in Internet access or guests’ usage of their mobile devices could harm our business.

Our business depends on the performance and reliability of the Internet, telecommunications network operators, and other infrastructures that are not under our control. Our revenue and guest experience are also heavily dependent on consumers’ ability to interact with our mobile app and guest services functions using their mobile devices. Accordingly, we depend on consumers’ access to the Internet through mobile carriers and their systems and on centralized and property-level systems’ Internet access, which has been in the past and may be in the future subject to outages and other disruptions. Disruptions in Internet access, whether generally, in a specific region or otherwise, could materially adversely affect our business, results of operations, financial condition, and cash flows.

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

We are subject to various types of claims and liabilities in the operation of our business. Despite the procedures, systems, and internal controls we have implemented to avoid or mitigate risks, we have experienced and may experience additional claims and incur liabilities, whether through a weakness in these procedures, systems and internal controls, or because of negligence or the willful act of an employee, contractor, guest or other third-party. Our insurance policies may be inadequate to wholly cover the potentially significant losses that may result from claims arising from incidents related to our units or leased properties, guest or employee acts or omissions, disruptions in our service, including those caused by cybersecurity incidents, failures or disruptions to our infrastructure, catastrophic events, and disasters or otherwise. In addition, such insurance may not be available to us in the future on economically reasonable terms, or at all. Further, the insurance may not cover all claims made against us and may not cover potentially significant attorneys’ fees, and defending a suit, regardless of its merit, could be costly and divert management’s attention.

Our business is subject to the risks of earthquakes, fire, floods, geopolitical conflicts, and other catastrophic events.

A significant natural disaster could materially adversely affect our business, results of operations, financial condition, cash flows, and prospects. In addition, climate change could result in an increase in the frequency or severity of natural disasters and cause performance problems with our technology infrastructure.

Although we maintain incident management and disaster response plans, in the event of a major disruption caused by a natural disaster or man-made problem, or outbreak of pandemic diseases or other public health crises, we may be unable to continue our operations and may experience system interruptions and reputational harm. Acts of terrorism and other geopolitical unrest or armed conflict could also cause disruptions in our business or the business of our landlords, vendors or other business partners, or the economy as a whole. All of the aforementioned risks may be further increased if our disaster recovery plans prove to be inadequate.

Our business, operations, growth, and financial results had been adversely impacted by the effects of the COVID-19 pandemic and may be adversely impacted by COVID-19 or another pandemic, epidemic or infectious disease outbreak in the future.

The COVID-19 pandemic and related governmental and business responses had, and a resurgence of COVID-19 or another public health crisis may again have, an adverse effect on our customers, employees, landlords and other potential business partners, and our operations. For example, public health concerns arising out of the COVID-19 pandemic and efforts to mitigate its spread caused severe economic disruptions around the world as governments, public institutions and other organizations imposed or recommended, at various times and degrees, restrictions on a wide array of activities, including travel and in-person gatherings, as well as mandatory vaccination requirements, and quarantines and lock-downs. The COVID-19 pandemic drastically reduced demand for accommodations and necessitated more restrictive approaches to guest services, and required us to take drastic steps to reduce operating costs, including phasing units from our portfolio and laying off or furloughing employees. Similar actions that may be taken in response to any resurgence of COVID-19 or any future public health crisis may negatively our hospitality operations and guest satisfaction, damage our revenues and reputation, disrupt our operations, and lead to costly or disruptive disputes, impact our ability to attract and retain employees, result in reductions in our Live Unit and/or leased unit portfolio, and reduce our ability to realize revenue.

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

Although we monitor our use of open-source software to avoid subjecting our technology to conditions we do not intend, the terms of many open source licenses have not been interpreted by U.S. or foreign courts, and there is a risk that these licenses could be construed in a way that could impose unanticipated conditions or restrictions on our ability to provide or distribute our technology. From time to time, there have been claims challenging the ownership of open-source software against companies that incorporate open source software into their solutions. As a result, we could be subject to lawsuits by parties claiming ownership of what we believe to be open-source software. Moreover, we cannot assure you that our processes for controlling our use of open-source software in our technology will be effective. If we are held to have breached or failed to fully comply with all the terms and conditions of an open source software license, we could face infringement or other liability, or be required to seek costly licenses from third parties to continue providing our offerings on terms that may not be economically feasible, re-engineer our technology, discontinue or delay the provision of our offerings if re-engineering could not be accomplished on a timely basis or make generally available, in source code form, our proprietary code, any of which could adversely affect our business, results of operations, financial condition, and cash flows.

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

From time to time, in the ordinary course of business, we have been and may be subject to legal proceedings and claims relating to the intellectual property rights of others, and we expect that third parties will continue to assert intellectual property claims, in particular trademark claims, against us, particularly as we expand the complexity and scope of our business. Successful claims against us could result in a significant monetary liability or prevent us from operating our business, or portions of our business. In addition, resolution of claims may require us to obtain licenses to use intellectual property rights belonging to third parties, which may be expensive to procure, or to cease using those rights altogether. Any of these events could have a material adverse effect on our business, results of operations, financial condition, and cash flows.

We expend resources relating to the preparation and repair of our leased properties, which may be higher than anticipated.

We typically devote resources to prepare a newly leased property for its initial guests, referred to as building openings, and to keep our leased properties in a safe and attractive condition. Although we endeavor to have the landlord or developer bear the out-of-pocket opening costs, we are sometimes responsible for all or a portion of these costs. Even where landlords and developers are contractually responsible for some costs, they have in the past and may in the future dispute or fail to comply with their obligations. In addition, while the majority of our leases require landlords to bear responsibility for the repair and maintenance of building structures and systems, at times we are responsible for some of these obligations, and in most cases, we are responsible for the repair and maintenance of damage caused by our guests. Our leases may also require that we return the space to the landlord at the end of the lease term in essentially the same condition it was delivered to us, which may require repair work. The costs associated with our building openings, repair and maintenance may be significant and may vary from our forecasts.

We also periodically refurbish some of our units to keep pace with the changing needs of our guests and to maintain our brand and reputation. Although we include estimated refurbishments in our business and financial planning, refurbishments can result in lost revenues at the affected unit, may be more costly and time-consuming than we expect, may impair guests’ experiences in other units, and may otherwise adversely affect our results of operations, financial condition, and cash flows.

Our properties are concentrated in a limited number of cities, which increases our exposure to local factors affecting demand or hospitality operations.

Our operations are relatively concentrated in a limited number of cities, and we expect that the majority of our operations will continue to be concentrated in a limited number of cities. As of December 31, 2023, our five largest cities (New York City, Mexico City, Dubai, Los Angeles, and Philadelphia) accounted for approximately 35.4% of our Live Units, and our 10 largest cities accounted for approximately 56.8% of our Live Units. Geographic concentration magnifies the risk to us of localized economic, political, public health and other conditions such as natural disasters. Civil unrest, public health crises, unusual weather, natural disasters, or other factors affecting travel to these cities or other markets in which we are expanding, as well as changes in local competitive conditions and regulations affecting the hospitality industry, may have a disproportionate negative effect on our revenue and on our ability to secure sufficient staffing, supplies or services for our largest markets.

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

Despite our Cash Flow Positive Plan announced in June 2022 and our portfolio optimization program, which focus on achieving sustainable positive Free Cash Flow, we may decide to emphasize investments in innovation and growth over short-term financial results. We have taken actions in the past and may continue to make decisions that have the effect of reducing our short-term revenue or profitability if we believe that the decisions will benefit long-term revenue and profitability through enhanced guest experiences, penetration of new markets, greater familiarity with the Sonder brand, or otherwise. The short-term reductions in revenue or profitability could be more severe than anticipated. These decisions may not produce the expected long-term benefits, in which case our growth, guest experience, relationships with developers and landlords, and business and results of operations could be harmed.

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

In addition to developing our own amenities, features and services, we have and may continue to license or otherwise integrate applications, technologies, systems, content and data from third parties. These third-party applications, technologies and systems may not support our offerings as intended, may cause unanticipated disruptions in guests’ bookings, in-room experience, or our other business operations, and may not remain available on commercially reasonable terms, or at all. If we partner with companies to offer food delivery, parking or other services through our app, these third-party services may be difficult to integrate with our other product offering, may not comply with guest security and privacy measures or otherwise operate as we intended, could give rise to guest complaints, and could damage our brand and reputation.

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

Our corporate structure and intercompany arrangements cause us to be subject to the tax laws of various jurisdictions, and we could be obligated to pay additional taxes, which could materially adversely affect our business, results of operations, financial condition, cash flows, and prospects.

We are expanding our international operations and personnel to support our business in international markets. We generally conduct our international operations through wholly owned subsidiaries and are or may be required to report our taxable income in various jurisdictions worldwide based upon our business operations in those jurisdictions. Our intercompany relationships are subject to complex transfer pricing regulations administered by tax authorities in various jurisdictions. The amount of taxes we pay in different jurisdictions may depend on the application of the tax laws of such jurisdictions, including the United States, to our international business activities, changes in tax rates, new or revised tax laws, interpretations of existing tax laws and policies, and our ability to operate our business in a manner consistent with our corporate structure and intercompany arrangements. The relevant tax authorities have in the past disagreed and may in the future disagree with our determinations as to the income and expenses attributable to specific jurisdictions. If additional disagreements were to occur, and our position was not sustained, we could be required to pay additional taxes, interest, and penalties, which could result in one-time tax charges, higher effective tax rates, reduced cash flows, and lower overall profitability of our operations.

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

The application of indirect taxes, such as sales and use, value added, goods and services, business, and gross receipts taxes, to businesses that transact online, such as ours, is a complex and evolving area. Where we sell our services through OTAs, we do not directly control how taxes are collected or remitted. There are substantial ongoing costs associated with complying with the various indirect tax requirements in the numerous markets in which we conduct or may conduct business, and resource and local personnel constraints can make it difficult for us to collect local taxes due from guests accurately, which could result in unanticipated additional tax liabilities. If an OTA does not collect such taxes from travelers, we could be held liable for such obligations. The application of existing or future indirect tax laws, whether in the United States or internationally, or the failure to collect and remit such taxes, could materially adversely affect our business, results of operations, financial condition, cash flows, and prospects.

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

In many cases, our business activities are subject to U.S. and international import and export control laws and regulations including trade and economic sanctions maintained by the Office of Foreign Assets Control, or OFAC. For example, restrictions may exist on our ability to provide services to persons located in certain U.S. embargoed or sanctioned countries or listed on certain lists of sanctioned persons. U.S. and other international authorities recently imposed, and may further impose, sanctions related to the 2022 Russian invasion of Ukraine. Additionally, the import of furniture used in various properties must be conducted in accordance with applicable import laws and regulations. While we have policies and procedures in place designed to ensure compliance with sanctions and trade restrictions and other applicable laws, our employees, contractors, partners, and agents may take actions in violation of such policies and applicable law, for which we may be ultimately held responsible. If we were to fail to comply with such import or export control laws and regulations, trade and economic sanctions, or other similar laws, we could be subject to both civil and criminal penalties, including substantial fines, possible incarceration for employees and managers for willful violations, damage to our reputation, and the possible loss of export or import privileges, any of which could have a material and adverse impact on our business, results of operations, financial condition, and cash flows.

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

In addition, since we began operations, there have been, and continue to be, regulatory developments that affect our ability to offer units for specified durations or in certain neighborhoods. For example, some municipalities have adopted ordinances that limit our ability to offer certain properties to guests for fewer than a stated number of consecutive nights, such as 30 nights, or for more than an aggregate total number of nights per year, and other cities may introduce similar regulations, including after we have already leased properties and begun to offer stays to guests there. The regulation of short-term rentals and related government enforcement efforts have been increasing in scope and intensity in many cities, often due to governments’ concerns about affordable housing or over-tourism, or due to pressures from private groups such as neighborhood associations. Even where we operate in compliance with existing regulations, local groups or governments have occasionally argued that we should comply with additional or different requirements, and similar developments can be expected in the future. Any such developments could reduce our revenues by limiting our ability to open or continue operating at certain properties or in certain cities, damage our reputation with landlords and others, result in expensive and disruptive disputes or regulatory proceedings, or require burdensome changes to our operations. In addition, many of the fundamental statutes and regulations that impose taxes or other obligations on travel and hospitality companies were established before the growth of the Internet and e-commerce, which creates a risk of these laws being used in ways not originally intended that could harm our business. These and other similar new and newly interpreted regulations could increase our costs, require us to reduce or even cease operations in certain locations, reduce the diversity and number of units available for us to lease and offer to guests, and otherwise harm our business and operating results.

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

We will continue to incur increased costs and demands upon management as a result of complying with the laws and regulations affecting public companies, which could adversely affect our business, results of operations, financial condition, and cash flows. In addition, key members of our management team have limited experience managing a public company.

As a public company, we incur substantial legal, accounting, and other expenses that we did not incur as a private company, and these expenses may increase even more after we are no longer an “emerging growth company.” For example, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, or the Dodd-Frank Act, the rules and regulations of the SEC, and the listing standards of Nasdaq. Our management and other personnel devote a substantial amount of time to compliance with these requirements and we expect these rules and regulations to substantially increase our legal and financial compliance costs. For example, these rules and regulations make it more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to maintain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our board of directors, particularly to serve on our audit committee and compensation committee, or as our executive officers. In addition, we have expended, and anticipate that we will continue to expend, significant resources in order to maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting. In that regard, we will need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge. In addition, as a public company, we may be subject to shareholder activism, which can lead to substantial costs, distract management, and impact the manner in which we operate our business in ways we cannot currently anticipate. As a result of disclosure of information in filings required of a public company, our business, results of operations, financial condition, and cash flows have become more visible, which may result in threatened or actual litigation, including by competitors and other third parties. If such claims are successful, our business and results of operations could be adversely affected, and even if the claims do not result in litigation or are resolved in our favor, these claims, and the time and resources necessary to resolve them, could divert the resources of our management and adversely affect our business and results of operations.

Some members of our management team have limited experience managing a publicly traded company, interacting with public company investors, and complying with the increasingly complex laws pertaining to public companies. Our management team may not successfully or efficiently manage the significant regulatory oversight and reporting obligations under the federal securities laws, and the continuous scrutiny of securities analysts and investors, associated with being a public company. These obligations and constituents require significant attention from our senior management and could divert their attention away from the day-to-day management of our business, which could adversely affect our business, results of operations, financial condition, and cash flows.

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

We and the third parties with whom we work are subject to stringent and evolving U.S. and foreign laws, rules, contractual obligations, industry standards, policies, and other obligations relating to data privacy and security. Any actual or perceived failure to comply with such obligations has in the past and could in the future result in adverse consequences, including but not limited to regulatory investigations or actions; litigation (including class claims) and mass arbitration demands; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; loss of customers or sales; and other adverse business consequences.

In the ordinary course of business, we collect, receive, store, process, generate, use, transfer, disclose, make accessible, protect, secure, dispose of, transmit, and share (collectively, “process”), a large volume of personal data and other sensitive information, including proprietary and confidential business data, trade secrets, intellectual property, sensitive third-party data, business plans, transactions, and financial information (collectively, “sensitive data”). Our data processing activities subject us to numerous data privacy and security obligations, such as various laws, regulations, guidance, industry standards, external and internal privacy and security policies, contractual requirements, and other obligations relating to data privacy and security.

In the United States, federal, state, and local governments have enacted numerous data privacy and security laws, including data breach notification laws, personal data privacy laws, consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act), and other similar laws (e.g., wiretapping laws). In the past few years, numerous U.S. states—including California, Virginia, Colorado, Connecticut, and Utah—have enacted comprehensive privacy laws that impose certain obligations on covered businesses, including providing specific disclosures in privacy notices and giving residents certain rights concerning their personal data. Such rights may include the right to access, correct, or delete certain personal data, and to opt-out of certain data processing activities, such as targeted advertising, profiling, and automated decision-making. The exercise of these rights may adversely impact our business and ability to provide our services. Certain states also impose stricter requirements for processing certain personal data, including sensitive information, such as conducting data privacy impact assessments. These state laws allow for statutory fines for noncompliance. For example, the CCPA applies to personal data of consumers, business representatives, and employees, and requires businesses to provide specific disclosures in privacy notices and honor requests of California residents to exercise certain privacy rights. The CCPA provides for civil penalties of up to $7,500 per violation and allows private litigants affected by certain data breaches to recover significant statutory damages. Similar laws are being considered in several other states, as well as at the federal and local levels, and we expect more states to pass similar laws in the future. These developments may further complicate compliance efforts and increase legal risk and compliance costs for us and the third parties upon whom we rely.

Outside the United States, an increasing number of laws, regulations, and industry standards govern data privacy and security, and our collection, processing and security of data may be subject to these laws, regulations, and industry standards. For example, the EU GDPR and the UK GDPR (collectively, “GDPR”) impose strict requirements for processing personal data. In Canada, the PIPEDA and various related provincial laws, as well as Canada’s Anti-Spam Legislation, may apply to our operations. Violation of PIPEDA can lead to a court action brought by individuals or by the Office of the Privacy Commissioner of Canada. In addition, under the GDPR, companies may face temporary or definitive bans on data processing and other corrective actions; fines of up to 20 million Euros, 17.5 million pounds sterling under the UK GDPR or, in each case, 4% of annual global revenue, whichever is greater; or private litigation related to processing of personal data brought by classes of data subjects or consumer protection organizations authorized at law to represent their interests. Other jurisdictions may adopt similar data protection regulations.

In the ordinary course of business, we may transfer personal data from Europe and other jurisdictions to the United States or other countries. Europe and other jurisdictions have enacted laws requiring data to be localized or limiting the transfer of personal data to other countries. In particular, the European Economic Area (“EEA”) and the UK have significantly restricted the transfer of personal data to the United States and other countries whose privacy laws they believe are inadequate. Other jurisdictions may adopt similarly stringent interpretations of their data localization and cross-border data transfer laws. Although there are currently various mechanisms that may be used to transfer personal data from the EEA and UK to the United States in compliance with law, such as the EEA’s standard contractual clauses, the UK’s International Data Transfer Agreement / Addendum, and the EU-U.S. Data Privacy Framework, these mechanisms are subject to legal challenges, and there is no assurance that we can satisfy or rely on these measures to lawfully transfer personal data to the United States. If there is no lawful manner for us to transfer personal data from the EEA, the UK or other jurisdictions to the United States, if we fail to comply with the requirements for a legally-compliant transfer or such requirements are too onerous, we could face significant adverse consequences, including the interruption or degradation of our operations, the need to relocate part of or all of our business or data processing activities to other jurisdictions at significant expense, increased exposure to regulatory actions, substantial fines and penalties, the inability to transfer data and work with partners, vendors and other third parties, and injunctions against our processing or transferring of personal data necessary to operate our business. Additionally, companies that transfer personal data out of the EEA and UK to other jurisdictions, particularly to the United States, are subject to increased scrutiny from regulators, individual litigants, and activist groups. Some European regulators have ordered certain companies to suspend or permanently cease certain transfers out of Europe for allegedly violating the GDPR’s cross-border data transfer limitations.

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

We could be adversely affected if legislation or regulations are expanded to require changes in our business practices or if governing jurisdictions interpret or implement their legislation or regulations in ways that negatively affect our business, results of operations, financial condition, and cash flows. For example, federal, state, and international governmental authorities continue to evaluate the privacy implications inherent in the use of third-party “cookies” and other methods of online tracking for behavioral advertising and other purposes. The United States and foreign governments have enacted, have considered, or are considering legislation or regulations that could significantly restrict the ability of companies and individuals to engage in these activities, such as by regulating the level of consumer notice and consent required before a company can employ cookies or other electronic tracking tools or the use of data gathered with such tools. For example, in the EEA and the UK, regulators are increasingly focusing on compliance with requirements related to the targeted advertising ecosystem. European regulators have issued significant fines in certain circumstances where the regulators alleged that appropriate consent was not obtained in connection with targeted advertising activities. It is anticipated that the ePrivacy Regulation and national implementing laws will replace the current national laws implementing the ePrivacy Directive, which may require us to make significant operational changes. In the United States, the CCPA, for example, grants California residents the right to opt-out of a company’s sharing of personal data for advertising purposes in exchange for money or other valuable consideration and requires covered businesses to honor user-enabled browser signals from the Global Privacy Control. Additionally, some providers of consumer devices and web browsers have implemented, or announced plans to implement, means to make it easier for Internet users to prevent the placement of cookies or to block other tracking technologies, which could, if widely adopted, result in the use of third-party cookies and other methods of online tracking becoming significantly less effective. Regulation of the use of these cookies and other online tracking and advertising practices, or a loss in our ability to make effective use of services that employ such technologies, could increase our costs of operations, and limit our ability to track trends, optimize our services, or acquire new guests on cost-effective terms and consequently, materially adversely affect our business, results of operations, financial condition, and cash flows. As a result, we may be required to change the way we market our accommodations and services.

Additionally, under various privacy laws and other obligations, we may be required to obtain certain consents to process personal data. For example, some of our data processing practices may be challenged under wiretapping laws, if we obtain consumer information from third parties through various methods, including chatbot and session replay providers, or via third-party marketing pixels. Recently, these practices have been subject to increased challenges by class action plaintiffs, and our inability or failure to obtain consent for these practices could result in adverse consequences, including class action litigation and mass arbitration demands. Such a demand could allow for the recovery of statutory damages on a per violation basis, which could be significant depending on the volume of data and the number of violations.

Regulators and legislatures at the local, state, and national level are also taking an increased interest in regulating the collection and use of biometric data, which plays an important role in our trust and safety processes. Specifically, the third parties that provide the identity verification process for us may use facial geometry data to verify that a guest’s selfie picture matches the photograph on the government-issued identification provided by the guest, similar to a front desk worker at a traditional hotel visually comparing a guest’s government identification to the guest’s face. Legislation such as the EU GDPR and the Illinois Biometric Information Privacy Act (“BIPA”), as well as other U.S. and foreign laws and regulations, place tight regulation on the collection, use and sharing of biometric information, as well as requirements for notice and consent from individual data subjects. Violations of these laws may result in significant fines, damages, and other penalties. For example, BIPA provides for substantial penalties and statutory damages and has generated significant class action activity, and the cost of litigating and settling any claims that we have violated BIPA or similar laws could be significant. New laws and regulations regarding the collection, use, and sharing of biometric data have also recently been proposed or enacted in other states, and the eventual impact of those laws and regulations on Sonder’s operations remains uncertain. A failure, or alleged or perceived failure, by us to comply with these requirements could adversely affect our reputation, brand and business, and may result in claims, proceedings, or actions against us by governmental entities or private litigants or require us to change our operations and/or our ability to ensure the safety of our guests, which could adversely affect our reputation or require us to make significant investments in new technologies or processes.

Additionally, our employees and personnel use generative artificial intelligence (“AI”) technologies to perform their work, and the disclosure and use of personal data in generative AI technologies is subject to various privacy laws and other privacy obligations. Governments have passed and are likely to pass additional laws regulating generative AI. Our use of this technology could result in additional compliance costs, regulatory investigations and actions, and lawsuits. If we are unable to use generative AI, it could make our business less efficient and result in competitive disadvantages.

We use AI and machine learning (“ML”) to assist us in making certain decisions, which is regulated by certain privacy laws. Due to inaccuracies or flaws in the inputs, outputs, or logic of AI or ML, the model could be biased and could lead us to make decisions that could bias certain individuals (or classes of individuals), and adversely impact their rights, employment, and ability to obtain certain pricing, products, services, or benefits.

Obligations related to data privacy and security (and consumers’ data privacy expectations) are quickly changing, becoming increasingly stringent, and creating uncertainty. Additionally, these obligations may be extremely complex, and subject to different and inconsistent applications and interpretations. Preparing for and complying with these obligations requires us to devote significant resources, which may necessitate changes to our services, information technologies, systems, and practices and to those of any third parties that process personal data on our behalf. We may at times fail (or be perceived to have failed) in our efforts to comply with our data privacy and security obligations. Moreover, despite our efforts, our personnel or third parties on whom we rely may fail to comply with such obligations, which could negatively impact our business operations. If we or the third parties with whom we work fail, or are perceived to have failed, to address or comply with applicable data privacy and security obligations, we could face significant consequences, significant consequences, including (but not limited to) government enforcement actions (e.g., investigations, fines, penalties, audits, inspections, and similar); litigation (including class-action claims) and mass arbitration demands; additional reporting requirements and/or oversight; indemnification obligations; bans on processing personal data or credit cards; and orders to destroy or not use personal data. For example, in August 2023, a purported class action lawsuit was filed against the Company asserting claims based on the Company’s alleged failure to secure and safeguard the personally identifiable information of the putative class, which was subsequently dismissed. Additionally, plaintiffs have become increasingly active in bringing privacy-related claims against companies, including class claims and mass arbitration demands. Some of these claims allow for the recovery of statutory damages on a per violation basis, and, if viable, carry the potential for significant statutory damages, depending on the volume of data and the number of violations. Any of these events could have a material adverse effect on our reputation, business, results of operations, financial condition, and cash flows, including but not limited to: loss of guests; inability to process personal data or to operate in certain jurisdictions; limited ability to develop or commercialize new features, amenities, or services; expenditure of time and resources to defend any claim or inquiry; adverse publicity; or substantial changes to our business model or operations.

Failure to comply with consumer protection, marketing and advertising laws, including with regard to direct marketing and internet marketing practices, could result in fines or place restrictions on our business.

Our business is subject to various laws and regulations governing consumer protection, advertising, and marketing. We have encountered and may continue to encounter governmental and private party investigations and complaints in areas such as the clarity, transparency, accuracy, and presentation of information on our website or in third-party listings of our properties, as has occurred with respect to other hospitality booking sites. In addition, as we attempt to increase the proportion of stays booked directly through our website, our marketing activities will be subject to various laws and regulations in the U.S. and internationally that govern online and other direct marketing and advertising practices. For example, the Telephone Consumer Protection Act of 1991 (“TCPA”) imposes specific requirements on communications with customers and various consumer consent requirements and other restrictions on certain communications with consumers by phone, fax or text message. TCPA violations can result in significant financial penalties, including penalties or criminal fines imposed by the Federal Communications Commission or fines of up to $1,500 per violation imposed through private litigation or by state authorities. Our marketing activities could be restricted, our guest relationships and revenues could be adversely affected, and our costs could increase, due to changes required in our marketing, listing, or booking practices, or any investigations, complaints, or other adverse developments related to these laws and regulations.

Industry-specific payment regulations and standards are evolving, and unfavorable industry-specific laws, regulations, interpretive positions or standards could harm our business.

Our payment processors expect attestation of compliance with the Payment Card Industry (“PCI”) Data Security Standards. If we are unable to comply with these guidelines or controls due to changes in business processes, supporting technology, or core technology, or if our third-party payment processors are unable to obtain regulatory approval to use our services where required, our business may be harmed. For example, failing to maintain our attestation of compliance for PCI could result in monthly fines or other adverse consequences until compliance is re-established via an external PCI qualified security assessor. Existing third parties or future business partnerships may opt out of processing payment card transactions if we are unable to achieve or maintain industry-specific certifications or other requirements or standards relevant to our guests, business partners, and other third parties.

Risks Related to Indebtedness and Liquidity

There is substantial doubt about the Company’s ability to continue as a going concern, and this may adversely affect our stock price, our ability to raise capital or enter into strategic transactions, and our relationships with key stakeholders.

In accordance with ASC Topic 205-40, Going Concern, the Company’s management evaluates whether there are certain conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern. This evaluation includes considerations related to the Company’s forecasted liquidity and cash consumption requirements for one year from the date of issuance of this Annual Report on Form 10-K.

As discussed in Note 18, Subsequent Events, to the consolidated financial statements included in this Annual Report on Form 10-K, the Company has, throughout 2024, announced a series of financing arrangements and cost optimization initiatives. Additionally, in August 2024, the Company entered into the Marriott Agreement, whereby the Company’s portfolio of properties is expected to join the Marriott system under a newly-created collection called “Sonder by Marriott Bonvoy.”

While the 2024 actions discussed in Note 18, Subsequent Events demonstrate a series of material steps taken to improve the Company’s financial condition, the Company has a history of net losses and negative operating cash flows and expects to continue to incur additional losses in the near future. Additionally, the benefits of the Company’s recent financing arrangements and licensing agreement are contingent upon the successful execution of a number of critical milestones. The timing of the completion of these milestones cannot be guaranteed to ensure liquidity is available when needed to meet the Company’s obligations. As a result of these considerations, the Company’s management has concluded that there is substantial doubt, which is not alleviated, about the Company’s ability to continue as a going concern for at least one year from the date of issuance of this Annual Report on Form 10-K.

To address the substantial doubt about the Company's ability to continue as a going concern, as described above, the Company has embarked on the following actions:

•engaged a financial advisor to assist in identifying and securing strategic alternatives and financing arrangements,
•launched a portfolio optimization program, which involves discussions with landlords about renegotiating the terms of our leases, including terminations, at certain properties; As of June 10, 2024, the Company has signed agreements to exit or reduce rent for approximately 105 buildings, or 4,300 units, which is expected to lead to estimated annualized run-rate free cash flow improvements of over $40 million of which the Company expects termination fees of less than $20 million associated with these agreements; Of the approximately 80 buildings, or 3,200 units, with finalized exit agreements, the Company has already exited approximately 60 buildings, or 2,300 units, as of June 10, 2024 and expects to exit the remaining buildings throughout the remainder of 2024,
•implemented a series of deep cost-cutting initiatives; In February 2024, the Company announced a reduction in force plan affecting 17% of the corporate workforce, which is estimated to result in approximately $11 million in annualized cost savings; The Company continues to be focused on identifying and executing cost optimization initiatives, including further rent reductions, better sourcing contracts that lower property-level direct costs, and further savings in overhead costs,

•entered into the Marriott Agreement which allows us to integrate our properties with Marriott’s systems, distribution channels, and branding, and, subject to meeting certain conditions, entitles the Company to receive $15 million of Key Money in two tranches by March 31, 2025; This agreement provides the opportunity for the Company to increase its financial performance through the potential to increase revenue by integrating with Marriott’s commercial engine, deliver costs savings through synergies and scale and power future growth,
•received financing from the Company’s existing noteholders in the amount of $16 million during June and July 2024, as previously announced, and
•secured financing arrangements that provide the Company with access to approximately $139 million in additional liquidity, including
◦by issuing approximately $43 million in Series A Convertible Preferred Stock to certain qualified institutional buyers or accredited investors, of which $14.7 million was received in August 2024 and commitments have been received to purchase an additional $28.6 million, subject to certain milestones and customary closing conditions,
◦approximately $83 million in additional liquidity, including $4 million in financing funded in August 2024, and approximately $79 million in the form of a 30-month extension (through the end of 2026) of the paid-in-kind feature of the Note Purchase Agreement (21 months of which is at Sonder’s option), and
◦other sources of liquidity totaling $13 million.

The Company’s management has considered the mitigating impact of its substantial doubt remediation plan and has concluded that substantial doubt is not alleviated within the context of ASC Topic 205-40, Going Concern. There may be adverse impacts to the Company’s stock price, the Company’s ability to raise capital or enter into strategic transactions, or the Company’s relationship with its key stakeholders as a result of the uncertainty regarding our ability to continue as a going concern or the Company’s inability to successfully execute its substantial doubt mitigation plan. If we are unable to successfully execute our mitigation plan or obtain sufficient, timely financial resources, our business, results of operations, financial condition, and cash flows could be materially and adversely affected and we may be forced to terminate, significantly curtail or cease our operations or to pursue other strategic alternatives, including, but not limited to, commencing a case under the U.S. Bankruptcy Code.

Because the Company’s management has concluded that there is substantial doubt, which is not alleviated, about our ability to continue as a going concern for at least one year from the date of issuance of these financial statements, the associated financial statement opinion includes a going concern explanatory paragraph. Accordingly, this going concern determination and related financial statement opinion that includes a going concern explanatory paragraph is not in compliance with our affirmative covenants. If not cured within 30 days by obtaining a waiver from the purchasers under the Delayed Draw Notes Purchase Agreement, it would then constitute an Event of Default as defined therein.

We are in discussions with the Purchasers under the Delayed Draw Notes Purchase Agreement to obtain a waiver for this potential Event of Default. As a result of the potential Event of Default, the indebtedness related to our Delayed Draw Notes as of December 31, 2023 has been reclassified from long-term debt, net to current portion of long term-debt, net. These events could further limit our ability to obtain adequate or satisfactory financing when we require it.

We may require additional capital to support business growth or respond to business challenges, and this capital might not be available in a timely manner or on favorable terms.

We intend to continue to make investments to support our business growth and may require additional funds to respond to business challenges, including the need to develop or add new properties or services or enhance our existing properties or services, enhance our operating infrastructure, invest in the effort to integrate our properties with Marriott’s systems under the Marriott Agreement, add personnel, and acquire complementary businesses and technologies. Accordingly, we may need to engage in equity or debt financings to secure additional funds in the future. If we raise additional funds through further issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences, and privileges superior to those of holders of our common stock. Any debt financing could involve restrictive covenants relating to financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions or strategic partnerships. The existence of our Series A Convertible Preferred Stock initially issued in August 2024 (the “Preferred Stock”) may also make it more difficult for us to raise capital in the future, because the purchasers of the Preferred Stock collectively have a right to purchase up to 25% of any equity offering before August 2029 at a 25% discount and specified rights to consent to certain future securities issuances. In addition, the closing of the second tranche of 28.6 million additional shares of Preferred Stock is subject to conditions, including the absence of certain Nasdaq suspension or delisting events as described below in the section entitled “Risks Related to Ownership of Our Securities,”

and we cannot provide any assurance that such closing will occur when we currently anticipate or at all. If we are unable to obtain adequate or satisfactory financing when we require it, our ability to continue to support our business growth and to respond to business challenges could be significantly limited.

Because the Company’s management has concluded that there is substantial doubt, which is not alleviated, about our ability to continue as a going concern for at least one year from the date of issuance of these financial statements, the associated financial statement opinion includes a going concern explanatory paragraph. Accordingly, this going concern determination and related financial statement opinion that includes a going concern explanatory paragraph is not in compliance with our affirmative covenants. If not cured within 30 days by obtaining a waiver from the purchasers under the Delayed Draw Notes Purchase Agreement, it would then constitute an Event of Default as defined therein.

We are in discussions with the Purchasers under the Delayed Draw Notes Purchase Agreement to obtain a waiver for this potential Event of Default. As a result of the potential Event of Default, the indebtedness related to our Delayed Draw Notes as of December 31, 2023 has been reclassified from long-term debt, net to current portion of long term-debt, net. These events could further limit our ability to obtain adequate or satisfactory financing when we require it.

Our indebtedness could adversely affect our business and financial condition.

We had indebtedness related to our Delayed Draw Notes (as defined in Note 8, Debt, to our consolidated financial statements included in this Annual Report on Form 10-K) in the aggregate principal amount of $203.9 million as of June 30, 2024 ($180.2 million as of December 31, 2023), including capitalized paid-in-kind interest, secured against substantially all of our assets. Risks relating to our indebtedness include:
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

Our classification of the indebtedness related to our Delayed Draw Notes within the current portion of long-term debt, net may enhance these risks further and further adversely affect our business and financial condition.

Our indebtedness and credit facilities contain financial covenants and other restrictions on our actions that may limit our operational flexibility or otherwise adversely affect our results of operations, including as a result of a potential Event of Default under our Delayed Draw Notes.

The terms of certain of our indebtedness and credit facilities include a number of covenants that limit our ability and our subsidiaries’ ability to, among other things, incur additional indebtedness, grant liens, merge or consolidate with other companies, sell or otherwise dispose of our assets, pay dividends, make redemptions and repurchases of stock, make investments, loans and acquisitions, change the nature of our business or engage in transactions with affiliates. In addition, we must comply with a minimum EBITDA covenant to the extent we have not cash collateralized letters of credit issued by our senior lender, as well as a minimum free cash flow covenant, and a minimum liquidity covenant, and maintain our common stock’s listing on Nasdaq. Due to the March 2023 U.S. government-arranged temporary closure of SVB, we have added additional letters of credit issuance facilities and may seek additional or replacement credit arrangements, in part to support letters of credit or other security instruments for our leases of guest properties. Any future credit arrangements may have stricter covenants or other more onerous terms than our current arrangements. The terms of our indebtedness and credit facilities may restrict our current and future operations and could adversely affect our ability to finance our future operations or capital needs. In addition, complying with these covenants may make it more difficult for us to successfully execute our business strategy, including potential acquisitions, and to compete against companies that are not subject to such restrictions.

Any failure to comply with the covenants or payment requirements specified in our credit agreements, including as described in the next paragraph, could result in an event of default under the agreements, which, if not cured or waived, would give the lenders the right to terminate their commitments to provide additional loans, declare all borrowings outstanding, together with accrued and unpaid interest and fees, to be immediately due and payable, increase the interest rates applicable to such debt, and exercise rights and remedies, including by way of initiating foreclosure proceedings against any assets constituting collateral for the obligations under the credit facilities. If our debt were to be accelerated, including as described in the next paragraph, we may not have sufficient cash or be able to borrow sufficient funds to refinance the debt or sell sufficient assets to repay the debt, which could immediately adversely affect our business, results of operations, financial condition, and cash flows. Even if we were able to obtain new financing, such financing may not be on commercially reasonable terms or on terms that are acceptable to us.

Because the Company’s management has concluded that there is substantial doubt, which is not alleviated, about our ability to continue as a going concern for at least one year from the date of issuance of these financial statements, the associated financial statement opinion includes a going concern explanatory paragraph. Accordingly, this going concern determination and related financial statement opinion that includes a going concern explanatory paragraph is not in compliance with our affirmative covenants. If not cured within 30 days by obtaining a waiver from the purchasers under the Delayed Draw Notes Purchase Agreement, it would then constitute an Event of Default as defined therein.

We are in discussions with the Purchasers under the Delayed Draw Notes Purchase Agreement to obtain a waiver for this potential Event of Default. As a result of the potential Event of Default, the indebtedness related to our Delayed Draw Notes as of December 31, 2023 has been reclassified from long-term debt, net to current portion of long term-debt, net. These events could further limit our ability to obtain adequate or satisfactory financing when we require it.

Risks Related to Ownership of Our Securities

We are not in compliance with Nasdaq’s requirements for continued listing of our securities, and if we fail to continue to meet the listing standards of Nasdaq, our common stock and publicly traded warrants may be delisted, which could have a material adverse effect on the liquidity and trading price of our common stock and warrants and on our ability to raise capital, and other adverse consequences.

Our common stock and publicly traded warrants currently trade on The Nasdaq Global Select Market. The Nasdaq Stock Market LLC (“Nasdaq”) has requirements for our equity securities to remain listed on Nasdaq, including, among others, rules requiring timely filing of SEC reports, governance rules including requirements for stockholder approval of certain transactions, and a rule requiring our common stock to maintain a minimum closing bid price of $1.00 per share. We have received notices from Nasdaq notifying us that, because we were delinquent in filing our required periodic reports with the SEC, we are not in compliance with Nasdaq Listing Rule 5250(c)(1). We submitted a plan to regain compliance and, although we are working diligently toward regaining compliance, no assurance can be given that we will file such reports within the time periods required by Nasdaq. If we fail to do so, we expect the Nasdaq staff to notify us that our securities will be delisted, and at that time, we expect to appeal that determination to a Nasdaq Hearing Panel. The outcome of any such Nasdaq process is inherently uncertain. There can be no assurance that we will remain in compliance with Nasdaq’s listing requirements in the future.

If we fail to maintain compliance with Nasdaq’s listing requirements, our common stock and publicly traded warrants could be delisted from Nasdaq. If that occurs, the liquidity of our common stock and publicly traded warrants would be adversely affected, and their market prices could decrease. In addition, a suspension or removal of listing of our common stock from Nasdaq, or the initiation or threatening of additional proceedings from Nasdaq, could cause the second closing of our sale of Preferred Stock not to occur. Delisting would also constitute an event of default under certain of our debt instruments, which would require us to expend cash to repay debt or replace letters of credit. It could cause other adverse consequences, such as difficulties in raising capital and in providing stock-based incentives to attract and retain personnel. Delisting could also impair our reputation and our relationships with real estate owners and other business partners, which could make it more difficult or costly for us to expand our portfolio of leased properties. In addition, our common stock could be deemed to be a “penny stock,” which could result in reduced levels of trading in our common stock, and we would also become subject to additional State securities regulations in connection with any sales of our securities.

Resales of shares of our common stock could depress the market price of our common stock.

A significant number of shares of our common stock have been registered under the Securities Act of 1933, as amended, or the Securities Act, and are freely tradable. Sales of shares of common stock in the public market or the perception that these sales might occur, may depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities, including convertible debt. We are unable to predict the effect that such sales, or of future conversions or exchanges of convertible or exchangeable securities for shares of common stock may have on the prevailing market price of our common stock. See the risk factor below entitled “Conversion of our shares of Preferred Stock into common stock and related resales of shares in the public market may dilute the ownership interests of our other stockholders and depress the price of our common stock and other publicly traded securities, and the other terms of the Preferred Stock may adversely affect us” for more information about the potential adverse effects of securities resales.

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
•Future or anticipated issuances, sales, resales or repurchases of our securities, or any amendments or adjustments in their terms, including but not limited to the issuance and resale of additional shares of common stock upon conversion of our outstanding shares of Preferred Stock;
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
•Changes in accounting principles, policies, and guidelines; and
•Other events or factors, including those resulting from infectious diseases, health epidemics and pandemics, natural disasters, war, acts of terrorism, cyber-attacks, information security incidents, or responses to these events.

In the past, securities class action litigation has often been instituted against companies following periods of volatility in the market price of their shares. This type of litigation could result in substantial costs and divert our management’s attention and resources, which could have a material adverse effect on us.

Conversion of our shares of Preferred Stock into common stock and related resales of shares in the public market may dilute the ownership interests of our other stockholders and depress the price of our common stock and other publicly traded securities, and the other terms of the Preferred Stock may adversely affect us.

In August 2024, we issued approximately 14.7 million shares of Preferred Stock in a private placement and may issue up to an additional 28.6 million shares of Preferred Stock after satisfying certain closing conditions. The number of shares of common stock issuable upon conversion of shares of Preferred Stock is substantial and is subject to increase upon certain future securities issuances. The conversion of some or all of the Preferred Stock may dilute the ownership interests of our other stockholders, and this dilution could be material. Any sales in the public market of our common stock issuable upon such conversion could adversely affect prevailing market prices of our common stock and publicly traded warrants. In addition, the existence of the Preferred Stock may encourage short selling by stock market participants, because the conversion of the Preferred Stock could be used to satisfy short positions, or anticipated conversion of the Preferred Stock into shares of our common stock could depress the price of our common stock. The Preferred Stock may also make it more difficult for us to raise equity capital in the future, because the purchasers of the Preferred Stock collectively have a right to purchase up to 25% of any equity offering before August 2029 at a 25% discount, which could also further dilute the interests of other stockholders, and the right to consent to certain future financings.

Future issuances of debt securities and equity securities may adversely affect us, including the market price of our common stock, and may be dilutive to existing stockholders.

The Preferred Stock ranks senior to our common stock, and in the future, we may incur debt or issue additional equity securities ranking senior to our common stock. The Preferred Stock and any future senior securities will generally have priority upon liquidation. Such securities also may be governed by an indenture or other instrument containing covenants restricting our operating flexibility. Additionally, any convertible or exchangeable securities that we issue in the future may have rights, preferences, and privileges more favorable than those of our common stock or provide for the issuance of additional equity securities that could be dilutive to existing stockholders. Because any decision to issue debt or equity in the future will depend on market conditions and other factors beyond our control, and because of our existing Preferred Stock’s rights to participate in and/or consent to certain future securities issuances, we cannot predict or estimate the amount, timing, nature or success of our future capital raising efforts. As a result, future capital raising efforts may reduce the market price of our common stock and be dilutive to existing stockholders.

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

Our publicly traded warrants (the “Public Warrants”) are exercisable on the basis of 20 Public Warrants for one share of common stock, at an exercise price of $230.00 per share. There is no guarantee that the Public Warrants will ever be in the money prior to their expiration, and as such, the Public Warrants may expire worthless.

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

We have the ability to redeem outstanding Public Warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per Public Warrant; provided that the last reported sales price of our Common Stock equals or exceeds $360.00 per share (as adjusted for the Reverse Stock Split) for any 20 trading days within a 30 trading-day period ending on the third trading day prior to the date on which we give proper notice of such redemption to the warrant holders and provided certain other conditions are met. If and when the Public Warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. Redemption of the outstanding Public Warrants could force the warrant holders: (i) to exercise their Public Warrants and pay the exercise price therefor at a time when it may be disadvantageous for them to do so; (ii) to sell their Public Warrants at the then-current market price when they might otherwise wish to hold their Public Warrants; or (iii) to accept the nominal redemption price which, at the time the outstanding Public Warrants are called for redemption, is likely to be substantially less than the market value of their Public Warrants. Additionally, if a significant number of Public Warrant holders exercise their Public Warrants instead of accepting the nominal redemption price, the issuance of these shares would dilute other equity holders, which could reduce the market price of our Common Stock. As of the date of this report, our Common Stock has never traded above $360.00 per share (as adjusted for the Reverse Stock Split).

In addition, we may redeem Public Warrants after they become exercisable for a number of shares of Common Stock determined based on the redemption date and the fair market value of our Common Stock, starting at a trading price of $200.00 (as adjusted for the Reverse Stock Split). Any such redemption may have similar consequences to a cash redemption described above. In addition, such redemption may occur at a time when the Public Warrants are “out-of-the-money,” in which case holders of Public Warrants would lose any potential embedded value from a subsequent increase in the value of the Common Stock had such holders’ Public Warrants remained outstanding.

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
•     Any action arising pursuant to any provision of the Delaware General Corporation Law, our Amended and
Restated Certificate of Incorporation or our Amended and Restated Bylaws; or
•     Any action asserting a claim governed by the internal affairs doctrine.

This exclusive forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or any of our directors, officers, or other employees, which may discourage lawsuits with respect to such claims. However, this provision would not apply to suits brought to enforce a duty or liability created by the Exchange Act, which provides for the exclusive jurisdiction of the federal courts with respect to all suits brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder. Notwithstanding the foregoing, this exclusive forum provision will not apply to actions arising under the Securities Act, as other provisions in the Amended and Restated Bylaws designate the federal district courts of the United States as the sole and exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act against any person in connection with any offering of our securities. However, Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all such Securities Act actions. Accordingly, both state and federal courts have jurisdiction to entertain such claims. While the Delaware courts have determined that such choice of forum provisions are facially valid, a stockholder may nevertheless seek to bring a claim in a venue other than those designated in the exclusive forum provision. In such instance, we would expect to vigorously assert the validity and enforceability of the exclusive forum provisions of the Amended and Restated Bylaws. However, there can be no assurance that the provisions will be enforced by a court in those other jurisdictions. If a court were to find the exclusive forum provision contained in the Amended and Restated Bylaws to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, results of operations, financial condition, and cash flows.

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Risk Management and Strategy

Our business involves the collection, storage, transmission, and other processing of confidential and sensitive data, including information about our guests and employees, and our operations depend on various information technology systems, communications networks, and technology applications, including those of third parties such as software-as-a-service providers. Accordingly, we face cybersecurity threats on an ongoing basis. For additional information regarding whether any risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, have materially affected or are reasonably likely to materially affect us, including our business strategy, results of operations, financial condition, and cash flows, please refer to Item 1A. Risk Factors, above, in this report.

We have implemented, and are continuing to develop, various information security processes and measures designed to identify, assess and manage material risks from cybersecurity threats. Depending on the context, our technical and operational measures include vulnerability and risk assessments, network security and access controls, encryption of relevant data, systems monitoring, and employee training. Our Information Security team refers to the National Institute of Standards and Technology cybersecurity framework, among other industry reference sources, as a general guide in implementing security measures and addressing cybersecurity risks. Our senior management team considers cybersecurity risks among our other important enterprise-wide risks, on an ongoing basis.

We work with third parties from time to time to assist us in our cybersecurity efforts, including technology consulting firms and legal advisors, and on a periodic basis, an external vulnerability testing vendor with respect to certain Payment Card Industry Data Security Standard (PCI DSS) requirements. Depending on the nature of the services provided, the information involved, and the identity of the service provider, our vendor management process may include reviewing the cybersecurity practices of such provider. We also participate in a “bug bounty” program that provides incentives for third-party researchers to identify possible system vulnerabilities.

We also maintain cybersecurity insurance coverage. Our insurance coverage may not cover or fully insure all cybersecurity-related risks that we face, as described in Item 1A. Risk Factors, elsewhere in this report.

Governance

Our Board of Directors has ultimate oversight responsibility for the Company’s strategy and risk management, including material risks related to cybersecurity threats. The Board administers its risk oversight function directly and through the Board’s Audit Committee.

Our executive officers are responsible for the day-to-day management of the material risks we face, including cybersecurity risks. Among other things, management is responsible for hiring appropriate personnel, designing and implementing cybersecurity-related processes, communicating priorities to relevant personnel, and assessing cybersecurity incidents as they arise.

Among members of our senior management, cybersecurity matters are overseen by our Senior Vice President, Technology, who reports to our Chief Executive Officer and has more than two decades of experience in product leadership, engineering and data science. Our Senior Manager, IT Compliance and Information Security (“Head of Information Security”) reports to our Senior Vice President, Technology, and leads our cybersecurity risk assessment, management and response processes, including their implementation and maintenance. Before joining Sonder in January 2022, our Head of Information Security had approximately 18 years of additional experience as an information security officer and security consultant. He holds CISSP, CISM, and CDPSE certifications.

Our cybersecurity incident response and vulnerability management processes are designed to escalate cybersecurity incidents to members of management, and if applicable, to members of our Board of Directors, depending on the circumstances. Our Head of Information Security also has monthly program updates with our Senior Vice President, Technology and other technology team members to discuss cybersecurity and other technology related initiatives, progress and status. Additional discussions occur in preparation for quarterly Board meetings and on an ad hoc basis.

The Board of Directors receives quarterly reports from management, including our Senior Vice President, Technology, concerning significant cybersecurity risks and assessments, and related matters. Management also updates members of our Audit Committee concerning cybersecurity matters from time to time, as circumstances warrant.

Item 2. Properties

A substantial percentage of Sonder’s corporate staff, including senior management, works remotely. Sonder leases or licenses office space for corporate and administrative purposes at various locations from time to time, none of which is material to its operations.

Sonder’s principal warehouse for furniture distribution in the United States and Canada is in Fort Worth, Texas at a facility owned by a third-party, where Sonder was utilizing approximately 170,000 square feet of storage space as of August 30, 2024, under a contract that expires on December 31, 2026 unless terminated earlier pursuant to its terms. Sonder also leases smaller warehouse and storage spaces to support various cities’ operations.

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

In February 2020, Sonder was informed about an investigation underway by the New York City Department of Health and Mental Hygiene relating to possible Legionella bacteria contamination in the water supply at 20 Broad Street, New York, NY (the “Broad Street Property”). Due to the failure of the owner of the Broad Street Property (the “Broad Street Landlord”) to address the Legionella bacteria contamination and the associated health risks posed to guests, Sonder withheld payment of rent to the Broad Street Landlord on grounds of, among other reasons, constructive eviction. On July 30, 2020, the Broad Street Landlord sued Sonder USA Inc., Sonder Canada Inc., and Sonder Holdings Inc. for breach of the lease, seeking no less than $3.9 million in damages. Sonder filed counterclaims against the Broad Street Landlord and the property management company for breach of contract, seeking significant damages. The Broad Street Landlord filed a motion for summary judgment. The hearing and oral argument for the summary judgment motion occurred on December 21, 2021. On October 13, 2023, the court issued an order granting the summary judgment motion with respect to liability for the claim for breach of guaranty against Sonder Canada Inc., the claim for breach of contract against Sonder USA Inc., and reasonable attorney’s fees; dismissing Sonder’s counterclaims; and ordering a trial for the amount of damages.

On November 13, 2023, Sonder filed a notice of appeal of the October 13, 2023 court order on liability. On May 9, 2024, the appellate court affirmed the trial court’s order as to liability, but directed the trial court to allow Sonder the right to conduct discovery concerning the amount of the Broad Street Landlord’s alleged damages. Discovery has commenced in the trial court regarding the Broad Street Landlord’s alleged damages. The Broad Street Landlord has provided information in discovery indicating that through June 2024, it is seeking $36.9 million in alleged damages. A trial date to determine damages has not yet been set. On June 12, 2024, Sonder filed a motion in the appellate court seeking leave to reargue aspects of the appellate court’s order, or alternatively, for leave to appeal the order. On September 26, 2024, the appellate court granted Sonder’s motion to reargue and issued an order reversing the trial court’s decision to dismiss Sonder’s breach of contract claim related to the Broad Street Landlord’s failed to maintain the plumbing systems in good repair for the period prior to when Sonder began withholding payment of rent.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information, Holders of Common Stock, and Dividends

Our common stock and publicly traded warrants are traded on the Nasdaq Global Select Market under the symbols “SOND” and “SONDW,” respectively. On September 16, 2024, there were 148 holders of record of our Common Stock and one holder of record of our publicly traded warrants. Such numbers do not include beneficial owners holding our securities through nominees.

We do not intend to declare or pay any cash dividends in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans

See “Part III, Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None.

Use of Proceeds

None.

Issuer Purchases of Equity Securities

None.

Stock Performance Graph

The following graph shows a comparison of the cumulative total stockholder return of an investment of $100 from January 19, 2022, which was the first full day our common stock began publicly trading following the consummation of the Business Combination, through December 31, 2023 for (i) our common stock, (ii) the Nasdaq Composite Index (“Nasdaq Composite”), (iii) the Standard & Poors 500 (“S&P 500”) Hotels, Resorts & Cruise Lines and (iv) the S&P 500 Stock Index. The graph also uses the closing market price on January 19, 2022 of $164.40 per share as the initial value of our common stock. Per share amounts reflect a 1-for-20 Reverse Stock Split that became effective on September 20, 2023. The comparisons shown in the graph below are based upon historical data. We caution that the stock price performance shown in the graph below is not necessarily indicative of, nor is it intended to forecast, the potential future price performance of our common stock. The performance graph and related information shall not be deemed “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or Securities Exchange Act of 1934, each as amended, except to the extent that we specifically incorporate it by reference into such filing.

Sonder Holdings Inc. Comparison of Total Return Performance
150
100
50
0
01/19/22
03/31/22
6/30/2022
09/30/22
12/31/22
03/31/23
6/30/2023
09/30/23
12/31/23
Sonder Holdings Inc.
Nasdaq Composite
S&P 500
S&P 500 Hotels, Resorts & Cruise Lines Index

	01/19/22	03/31/22	06/30/22	09/30/22	12/31/22	03/31/23	06/30/23	09/30/23	12/31/23
Sonder Holdings Inc.	$100.00	$57.79	$12.65	$20.19	$15.09	$9.21	$6.45	$4.99	$2.06
Nasdaq Composite	$100.00	$99.17	$76.91	$73.75	$72.99	$85.23	$96.15	$92.18	$104.68
S&P 500	$100.00	$99.95	$83.51	$79.10	$84.71	$90.66	$98.18	$94.60	$105.23
S&P 500 Hotels, Resorts & Cruise Lines Index	$100.00	$104.05	$69.43	$68.79	$77.50	$94.16	$106.67	$109.87	$128.56

The Company has historically provided the S&P 500 stock index as part of the stock performance graph. For the year ended December 31, 2023, the Company is providing the S&P 500 Hotels, Resorts & Cruise Lines stock index as it believes this more closely aligns with the Company’s services and industry. For transition purposes, both indexes are provided for comparison purposes.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the financial condition and results of operations of Sonder Holdings Inc. (“Sonder,” “we,” “us” or “our”) should be read together with Sonder’s audited consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties. Sonder’s actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under the section entitled “Risk Factors” herein or in other parts of this Annual Report on Form 10-K. Sonder’s historical results are not necessarily indicative of the results that may be expected for any period in the future. Except as otherwise noted, all references to 2023 refer to the year ended December 31, 2023, and references to 2022 refer to the year ended December 31, 2022.

Overview

We are a leading global brand of premium, design-forward apartments and intimate boutique hotels serving the modern traveler. Launched in 2014, Sonder offers inspiring, thoughtfully designed accommodations and innovative, tech-enabled service combined into one seamless experience. Sonder properties are found in prime locations in over 40 markets, spanning ten countries and three continents. The Sonder app gives guests full control over their stay. Complete with self-service features, simple check-in and 24/7 on-the-ground support, amenities and services at Sonder are just a tap away, making a world of better stays open to all. In summer 2024, the company announced a strategic licensing agreement with Marriott International.

Restatement of Previously Issued Financial Statements

Subsequent to the issuance of our consolidated financial statements for the year ended December 31, 2022, management identified errors in previously issued financial statements. As a result, our consolidated financial statements as of and for the years ended December 31, 2021 and December 31, 2022 have been restated from amounts previously reported. The following management’s discussion and analysis gives effect to the restatement discussed in Note 2, Restatement of Previously Issued Financial Statements, to the consolidated financial statements for the year ended December 31, 2023, included elsewhere in this Annual Report on Form 10-K.

The relevant unaudited interim financial information for the quarterly periods March 31, 2022, June 30, 2022, September 30, 2022, March 31, 2023, June 30, 2023, and September 30, 2023 has also been restated from amounts previously reported and is included in Note 19, Quarterly Financial Information (Unaudited) to the consolidated financial statements.

Recent Developments

The following summary of certain events and developments subsequent to December 31, 2023 should be read in conjunction with the additional information contained elsewhere in this report, including in Part I, Item 1. Business, the Explanatory Note concerning the Restatement of Previously Issued Financial Statements appearing above, and the information in Note 18. Subsequent Events to the consolidated financial statements included in this report.
As part of our previously announced effort to improve our cash flow, on February 15, 2024, we announced a reduction in force affecting approximately 106 corporate roles, or 17% of the corporate workforce. See “Restructuring” below.

On June 11, 2024 and July 15, 2024, we announced that we had issued an aggregate of $10 million and $6 million, respectively, of delayed draw subordinated secured notes, and issued warrants to purchase 475,264 shares of our common stock to the note purchasers, pursuant to amendments to our Note and Warrant Purchase Agreement dated as of December 10, 2021, as amended. The warrants to purchase 123,750 shares of our common stock that were originally issued to the note purchasers were canceled in connection with such amendments.

See Item 1. Business, Portfolio Optimization Update, for information about developments in our portfolio optimization program and our Live Units and Contracted Units as of June 30, 2024.

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

Management Discussion Regarding Opportunities, Challenges, and Risks

Cash Flow Positive Plan

Our primary focus is to put the business on a solid path to achieving sustainable positive free cash flow (“FCF”) as soon as possible. FCF is a non-GAAP measure, and the most directly comparable GAAP measure is cash used in operating activities, which was $(110.9) million for the year ended December 31, 2023, a $39.1 million improvement compared to 2022. We have continued to make progress toward this goal as our FCF, excluding restructuring costs and lease termination costs, of $(119.6) million for the year ended December 31, 2023 was a $56.4 million improvement compared to the year ended December 31, 2022.

As part of our efforts to reach positive FCF, we have undertaken a portfolio optimization program, which involves discussions with landlords about renegotiating the terms of our leases at certain properties. This process has resulted and may result in contract modifications resulting in changes to rent amounts, lease durations, or other provisions of our lease agreements and has resulted and may result in the termination of certain leases leading to the transition of certain properties over time and the incurrence of certain expenses including but not limited to termination fees and impairment charges, which could be material. The goal of this initiative is to reduce those properties’ impact on our profitability and cash flow through mutually agreeable solutions. The scope of the initiative can be expected to change over time, and we cannot predict the number or product mix of the units that may be ultimately affected. Although we are optimistic about reaching mutually beneficial outcomes in many of these continuing discussions, the terms, scope, and timing of any additional changes to our lease obligations, as well as any other effects on our landlord relationships or reputation with future real estate owners and guests who are affected by property transitions, are uncertain.

Our ability to reach our FCF goal is subject to certain risks, including potential changes in travel demand due to macroeconomic factors or other developments affecting travel; inflation; uncertainties associated with the timing and scope of new property openings; uncertainties associated with the portfolio optimization program described above; our ability to achieve our other intended cost reductions and efficiencies; and the other risks and uncertainties described under Part I, Item 1A, “Risk Factors,” in this report.

Supply Growth

A key driver of our revenue growth is our ability to convert units for which we have signed real estate contracts but are not yet available for guests to book (“Contracted Units”) into units available for guest booking (“Live Units”) and, to a lesser extent, to continue signing properties with favorable terms. Certain signed leases have contingencies or conditions that we or the landlord must satisfy before we take over the units, and from time to time, we exclude some of these leases from our Contracted Units total based on our judgment about the likelihood that the contingencies or conditions will be satisfied.

As part of our Cash Flow Positive Plan, we slowed our planned pace of new unit signings to focus on growth primarily through the conversion of our Contracted Units into Live Units. Our Live Units grew by 25.8% from December 31, 2022 to December 31, 2023 to over 12,200 units, driven by strong conversion of our Contracted Units to Live Units. See “Recent Developments” above for information about our Live Units as of June 30, 2024. We are also focused on targeting high quality, 100% capital light deals (pursuant to which property owners fund the majority of up-front capital expenditures) for incremental unit signings. While we continue to sign high quality, capital light units, development cost uncertainty and augmented risk around financing and landlord sentiment surrounding our stock price performance began to slow the pace of signings starting in the second half of 2022. These challenges were more acute in the second, third and fourth quarters of 2023, resulting in fewer units signed in these periods than in prior quarters, and persisted in 2024. Despite these challenges, we continue to meaningfully scale the business, primarily by continuing to convert Contracted Units into Live Units.

Ability to Attract and Retain Guests

Another key driver of our revenue growth is our ability to bring back repeat guests and to attract new guests through various channels. We source demand from a variety of channels, including directly, through Sonder.com, the Sonder app, or our sales personnel, and indirectly, through OTAs such as Airbnb, Booking.com, and Expedia. While bookings made through OTAs incur channel transaction fees, they allow us to attract new guests who may not be familiar with the Sonder brand. In general, direct bookings are more advantageous to us as they do not incur channel transaction fees and also allow us to have a more direct relationship with our guests. Direct revenue as a percentage of total revenue has fluctuated in recent years due to the COVID-19 pandemic but has stabilized above 40% (47.0% for the year ended December 31, 2023). Additionally, we continue to focus on expanding our corporate sales business.

Technology

We have invested, and will continue to invest, resources in our technology architecture and infrastructure and in integrating our properties and systems into Marriott’s platform and systems pursuant to the Marriott Agreement. Technology is essential to our user experience, as it leads guests through their entire Sonder stay, from booking through check-out. Technology also underpins our hospitality operations, from underwriting and supply growth, to building openings, pricing and revenue management, demand generation, interior design, and day-to-day operations. By leveraging technology, our goal is to reduce operating costs and provide a better guest experience at a compelling value.

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

On March 1, 2023, we announced an additional restructuring affecting approximately 14.0% of the corporate workforce. As part of this restructuring, we incurred $2.1 million in one-time restructuring costs in the year ended December 31, 2023, all of which was paid out as of December 31, 2023.

On February 20, 2024, the Company announced a reduction in force plan affecting 106 corporate roles, or 17% of the corporate workforce, which is estimated to lead to approximately $11 million in annualized cost savings. We substantially completed these efforts during the first quarter of 2024. Total costs and cash expenditures were approximately $3 million, primarily related to employee severance and benefits costs, and were recognized and paid in the first quarter of 2024.

The Business Combination

On January 18, 2022, we consummated the Business Combination, pursuant to which Legacy Sonder merged into one of our subsidiaries and we changed our corporate name to Sonder Holdings Inc. Legacy Sonder has been deemed the accounting predecessor and as such, Legacy Sonder’s financial statements for previous periods are disclosed in Sonder’s periodic reports filed with the SEC subsequent to January 18, 2022. The Business Combination was accounted for as a reverse recapitalization. Under this method of accounting, Gores Metropoulos II, Inc. (“GMII”) was treated as the acquired company for financial statement reporting purposes.

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

The following table provides the key metrics (rounded):

	Year ended December 31,		Change
	2023	2022	No.	%
Live Units (End of Period)	12,200	9,700	2,500	25.8%
Bookable Nights	3,995,000	3,051,000	944,000	30.9%
Occupied Nights	3,273,000	2,466,000	807,000	32.7%
Total Portfolio(1)	16,000	17,600	(1,600)	(9.1)%
RevPAR (2)	$151	$152	$(1)	(0.7)%
ADR (2)	$184	$189	$(5)	(2.6)%
Occupancy Rate	82.0%	81.0%	1.0%	1.2%

(1)Total Portfolio consists of Live Units and Contracted Units at the end of the period noted.
(2)2022 is As Restated.

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

The increase in Live Units year-over-year was driven by our continued focus on converting Contracted Units into Live Units. As of December 31, 2023, our five largest cities (New York City, Mexico City, Dubai, Los Angeles and Philadelphia) accounted for approximately 35.4% of our Live Units, and our 10 largest cities accounted for approximately 56.8% of our Live Units.

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

The increase in Bookable Nights and Occupied Nights year-over-year was largely driven by the increase in Live Units.

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

RevPAR remained flat year-over-year due to a 1.2% increase in Occupancy Rate as a result of our strategy shift targeting higher occupancy, offset by a 2.6% decrease in ADR due to moderate pressure on pricing for our apartment product during the year.

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

Reverse Stock Split

On September 20, 2023, the Company effected the 1-for-20 Reverse Stock Split of the outstanding shares of the Company’s common stock (including special voting common stock). The par value of one share of common stock and one share of special voting stock remained unchanged as a result of the Reverse Stock Split. Refer to Note 1, Basis of Presentation, in the notes to our consolidated financial statements included in this Annual Report on Form 10-K for additional details regarding the Reverse Stock Split. All share and per share information within the consolidated financial statements have been retroactively restated to reflect the Reverse Stock Split.

Results of Operations

Year Ended December 31, 2023 Compared to Year Ended December 31, 2022

The following table sets forth our results of operations as a percentage of revenue (in thousands, except percentages):

	Year ended December 31,
			As Restated
	2023		2022
Revenue	$602,066	100.0%	$464,978	100.0%
Cost of revenue (excluding depreciation and amortization)	392,898	65.3%	327,607	70.5%
Operations and support	212,913	35.4%	204,026	43.9%
General and administrative	112,082	18.6%	131,877	28.4%
Research and development	22,365	3.7%	28,612	6.2%
Sales and marketing	78,566	13.0%	52,672	11.3%
Impairment losses	59,165	9.8%	82,050	17.6%
Restructuring and other charges	2,119	0.4%	4,033	0.9%
Total costs and operating expenses	880,108	146.2%	830,877	178.7%
Loss from operations	(278,042)	(46.2)%	(365,899)	(78.7)%
Total non-operating expense (income), net	18,559	3.1%	(121,490)	(26.1)%
Loss before income taxes	(296,601)	(49.3)%	(244,409)	(52.6)%
(Benefit) provision for income taxes	(933)	(0.2)%	622	0.1%
Net loss	$(295,668)	(49.1)%	$(245,031)	(52.7)%
Other comprehensive loss:
Change in foreign currency translation adjustment	(8,050)	(1.3)%	5,727	1.2%
Comprehensive loss	$(303,718)	(50.4)%	$(239,304)	(51.5)%

Revenue

Sonder generates revenues by providing accommodations to its guests. Direct revenue is generated from stays booked through Sonder.com, the Sonder app, or directly with our sales personnel, while indirect revenue is generated from stays booked through OTAs.

The following table sets forth our revenue (in thousands, except percentages):

	Year ended December 31,		Change
		As Restated
	2023	2022	$	%
Revenue	$602,066	$464,978	$137,088	29.5%

Revenue increased, primarily due to an increase of 25.8% in Live Units contributing to a 32.7% increase in Occupied Nights.

Costs and Operating Expenses

The following table sets forth our total costs and operating expenses (in thousands, except percentages):

	Year ended December 31,		Change
		As Restated
	2023	2022	$	%
Cost of revenue (excluding depreciation and amortization)	$392,898	$327,607	$65,291	19.9%
Operations and support	212,913	204,026	8,887	4.4%
General and administrative	112,082	131,877	(19,795)	(15.0)%
Research and development	22,365	28,612	(6,247)	(21.8)%
Sales and marketing	78,566	52,672	25,894	49.2%
Impairment losses	59,165	82,050	(22,885)	(27.9)%
Restructuring and other charges	2,119	4,033	(1,914)	(47.5)%
Total costs and operating expenses	$880,108	$830,877	$49,231	5.9%

Cost of Revenue (excluding depreciation and amortization): Cost of revenue expenses primarily consists of lease costs to real estate owners for our Live Units, cleaning costs, and payment processing charges. We expect our cost of revenue will continue to increase on an absolute dollar basis for the foreseeable future as we experience growth in bookings and expand our portfolio of properties. Cost of revenue may vary as a percentage of revenue from period-to-period based on the timing and seasonality of bookings. Additionally, our cost of revenue does not necessarily increase at a rate commensurate with the increase in revenue, given that drivers of increases in revenue, such as increases in ADR, do not necessarily require additional costs.

Cost of revenue increased, primarily due to: (i) a $48.4 million increase in rent expense related to leases as a result of a 2,500 unit increase in Live Units; (ii) a $8.3 million increase in cleaning expenses as a result of an increase in the number of Occupied Nights; and (iii) a $5.5 million increase in payment processing fees due to an increase in bookings, driven by solid demand for travel and our Live Unit growth.

Operations and support: Operations and support expenses are related to guest-facing functions and variable expenses associated with property-level operations, such as customer service and hospitality, depreciation of property and equipment, utilities, costs to open new properties, and the cost of guest-room consumable items and low-cost furnishings. We expect operations and support costs to increase on an absolute dollar basis, but decrease or remain stable on a percentage of revenue basis, for the foreseeable future to the extent that we continue to grow our Live Units.

Operations and support increased, primarily due to: (i) a $19.3 million increase in unit-related expenses due to an increase in Live Units, along with an increase in Occupied Nights; partially offset by (ii) a $12.0 million decrease in certain pre-opening costs primarily due to the timing of costs related to onboarding new units.

General and administrative: General and administrative expenses primarily consist of personnel-related expenses for administrative functions, such as legal, finance and accounting, public policy, and human resources. It also includes certain professional services fees, technology expenses, bad debt expense, general corporate and director and officer insurance, and other corporate-level expenses we incur to manage and support our operations. We expect to continue to incur certain general and administrative costs as a result of operating as a public company, including expenses to comply with the rules and regulations of the SEC and Nasdaq, as well as expenses for corporate insurance, director and officer insurance, investor relations, and professional services. Overall, we expect our general and administrative costs will decrease as a percentage of revenue in 2024 as compared to 2023 through cost reductions.

General and administrative decreased, primarily due to: (i) a $12.5 million decrease in legal and professional fees due to audit, consulting, and other professional fees incurred as a result of the Company focusing on identifying more cost-efficient alternatives; (ii) a $6.5 million decrease in taxes due to a decrease in sales tax as a result of reduced tax leakage; and (iii) a $5.9 million decrease in employee compensation cost, due to a decrease in average headcount.

Research and development: Research and development expenses primarily consist of personnel-related expenses and an allocation of our facility expenses incurred in connection with the development of our existing and new services. Our research and development efforts in the short- to mid-term are focused primarily on increasing the functionality and enhancing the ease of use of existing services, and to a lesser extent, adding new features and services. We capitalize the portion of our software development costs that meets the criteria for capitalization. We expect that our research and development expenses will decrease as a percentage of revenue in 2024 as compared to 2023.

Research and development decreased, primarily due to: (i) a $4.5 million decrease in employee compensation expense, driven by a decrease in average headcount; (ii) a $1.1 million decrease in depreciation, primarily due to a decrease in capitalized software costs; and (iii) a $0.6 million decrease in legal and professional fees.

Sales and marketing: Sales and marketing expenses primarily consist of service charges for bookings made through OTAs, personnel-related expenses for sales, marketing, advertising costs, and branding. We expect our sales and marketing expense will decrease or remain stable as a percentage of revenue in 2024 as compared to 2023.

Sales and marketing increased, primarily due to: (i) a $15.9 million increase in channel transaction fees resulting from an increase in revenue booked through OTAs, consistent with total revenue growth; and (ii) a $8.9 million increase in performance marketing expense.

Impairment losses: Impairment loss charges includes impairment of long lived assets.

Impairment losses decreased, primarily due to improved factors related to the valuation of our operating lease right-of-use (“ROU”) assets, that triggered an impairment charge identified by the Company, relating to both 2023 and 2022.

Restructuring and other charges: Restructuring and other charges consists primarily of employee termination benefits of approximately $2.1 million for the year ended December 31, 2023 as a result of the restructuring announced in March 2023, and approximately $4.0 million for the year ended December 31, 2022 from the restructuring completed in conjunction with the Cash Flow Positive Plan. The entirety of the decrease in restructuring and other charges is due to the difference in amounts recognized for each of the restructurings discussed above.

On February 20, 2024, the Company announced a reduction in force plan affecting 106 corporate roles, or 17% of the corporate workforce, which is estimated to lead to approximately $11 million in annualized cost savings. We substantially completed these efforts during the first quarter of 2024. Total costs and cash expenditures were approximately $3 million, primarily related to employee severance and benefits costs, and were recognized and paid in the first quarter of 2024.

Total Non-operating Expense (Income), Net

Total non-operating expense (income), net consists primarily of the change in fair value of the Earn Out Liability, SPAC Warrants, and other instruments carried at fair value, realized and unrealized gains and losses on foreign currency transactions and balances, and interest expense related to the term loans and convertible debt.

The following table sets forth our total non-operating expense (income), net (in thousands, except percentages):

	Year ended December 31,		Change
		As Restated
	2023	2022	$	%
Interest expense, net	$25,409	$21,505	$3,904	18.2%
Change in fair value of SPAC Warrants	(615)	(25,190)	24,575	(97.6)%
Change in fair value of Earn Out Liability	(2,372)	(95,700)	93,328	(97.5)%
Change in fair value of share-settled redemption feature and gain on conversion of convertible notes	—	(29,512)	29,512	(100.0)%
Other (income) expense, net	(3,863)	7,407	(11,270)	(152.2)%
Total non-operating expense (income), net	$18,559	$(121,490)	$140,049	(115.3)%

Interest expense, net: Interest expense, net increased primarily due to interest expense recognized on the Company’s Delayed Draw Notes.

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

Provision for income taxes

As of December 31, 2023 and 2022, except for Canada, we have recorded a full valuation allowance against our deferred tax assets due to our history of losses.

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

The following table sets forth the provision for income taxes (in thousands, except percentages):

	Year ended December 31,		Change
		As Restated
	2023	2022	$	%
(Benefit) provision for income taxes	$(933)	$622	$(1,555)	(250.0)%

The (benefit) provision for income taxes change is primarily due to taxes related to operations in foreign jurisdictions.

Year Ended December 31, 2022 Compared to Year Ended December 31, 2021

The following table sets forth our results of operations as a percentage of revenue (in thousands, except percentages):

	Year ended December 31,
	As Restated		As Restated
	2022		2021
Revenue	$464,978	100.0%	$234,145	100.0%
Cost of revenue (excluding depreciation and amortization)	327,607	70.5%	202,323	86.4%
Operations and support	204,026	43.9%	143,083	61.1%
General and administrative	131,877	28.4%	105,671	45.1%
Research and development	28,612	6.2%	19,091	8.2%
Sales and marketing	52,672	11.3%	23,490	10.0%
Impairment losses	82,050	17.6%	—	—%
Restructuring and other charges	4,033	0.9%	—	—%
Total costs and operating expenses	830,877	178.7%	493,658	210.8%
Loss from operations	(365,899)	(78.7)%	(259,513)	(110.8)%
Total non-operating expense (income), net	(121,490)	(26.1)%	34,200	14.6%
Loss before income taxes	(244,409)	(52.6)%	(293,713)	(125.4)%
Provision for income taxes	622	0.1%	242	0.1%
Net loss	$(245,031)	(52.7)%	$(293,955)	(125.5)%
Other comprehensive loss:
Change in foreign currency translation adjustment	5,727	1.2%	1,633	0.7%
Comprehensive loss	$(239,304)	(51.5)%	$(292,322)	(124.8)%

Revenue

The following table sets forth our revenue (in thousands, except percentages):

	Year ended December 31,		Change
	As Restated	As Restated
	2022	2021	$	%
Revenue	$464,978	$234,145	$230,833	98.6%

Revenue increased, primarily due to a 34.5% increase in RevPAR, driven by continued travel market recovery and our strategy targeting higher occupancy, along with an increase of 27.6% in Live Units contributing to a 78.7% increase in Occupied Nights.

Costs and Operating Expenses

The following table sets forth our total costs and operating expenses (in thousands, except percentages):

	Year ended December 31,		Change
	As Restated	As Restated
	2022	2021	$	%
Cost of revenue (excluding depreciation and amortization)	$327,607	$202,323	$125,284	61.9%
Operations and support	204,026	143,083	60,943	42.6%
General and administrative	131,877	105,671	26,206	24.8%
Research and development	28,612	19,091	9,521	49.9%
Sales and marketing	52,672	23,490	29,182	124.2%
Impairment losses	82,050	—	82,050	(100.0)%
Restructuring and other charges	4,033	—	4,033	(100.0)%
Total costs and operating expenses	$830,877	$493,658	$337,219	68.3%

Cost of Revenue (excluding depreciation and amortization): Cost of revenue increased, primarily due to: (i) a $94.4 million increase in rent expense related to leases as a result of a 2,100 unit increase in Live Units; (ii) a $20.0 million increase in cleaning expenses as a result of an increase in the number of Occupied Nights; and (iii) a $8.2 million increase in payment processing fees due to an increase in bookings, driven by continued travel recovery and our Live Unit growth.

Operations and support: Operations and support increased, primarily due to: (i) a $23.1 million increase in unit-related expenses due to an increase in Live Units, along with an increase in Occupied Nights; (ii) a $22.8 million increase in employee compensation expense, inclusive of stock compensation expense, due to an increase in average headcount; (iii) a $6.5 million increase in onboarding costs as a result of our focus on converting Contracted Units into Live Units; and (iv) a $5.7 million increase in customer service costs, driven by an increase in Occupied Nights.

General and administrative: General and administrative increased, primarily due to: (i) a $6.7 million increase in legal and professional fees due to ongoing routine legal and professional costs; (ii) a $6.2 million increase in tax expense related to transaction (sales and value-added tax) taxes, largely driven by an increase in bookings due to continued travel recovery during the period and our Live Unit growth; (iii) a $5.1 million increase in employee compensation expense, inclusive of stock compensation expense, due to an increase in average headcount; and (iv) a $4.9 million increase in insurance expense due to additional costs incurred in connection with becoming a public company .

Research and development: Research and development increased, primarily due to: (i) a $5.8 million increase in employee compensation expense, inclusive of stock compensation expense, driven by an increase in average headcount; (ii) a $1.6 million increase in computer software expense related to the growth of our business; and (iii) a $1.3 million increase in professional fees related to the growth of our business and in connection with becoming a public company.

Sales and marketing: Sales and marketing increased, primarily due to: (i) a $24.3 million increase in channel transaction fees resulting from an increase in revenue booked through third-party OTAs, consistent with total revenue growth; and (ii) a $3.4 million increase in compensation expense, inclusive of stock compensation expense, driven by an increase in average headcount.

Impairment losses: Impairment losses increased, primarily due to factors related to the valuation of our operating lease right-of-use (“ROU”) assets, that triggered an impairment charge identified by the Company, relating to 2022.

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

The following table sets forth our total non-operating expense (income), net (in thousands, except percentages):

	Year ended December 31,		Change
	As Restated	As Restated
	2022	2021	$	%
Interest expense, net	$21,505	$44,090	$(22,585)	(51.2)%
Change in fair value of SPAC Warrants	(25,190)	—	(25,190)	(100.0)%
Change in fair value of Earn Out Liability	(95,700)	—	(95,700)	(100.0)%
Change in fair value of share-settled redemption feature and gain on conversion of convertible notes	(29,512)	—	(29,512)	(100.0)%
Other expense (income), net	7,407	(9,890)	17,297	(174.9)%
Total non-operating expense (income), net	$(121,490)	$34,200	$(155,690)	(455.2)%

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

The following table sets forth the provision for income taxes (in thousands, except percentages):

	Year ended December 31,		Change
	As Restated	As Restated
	2022	2021	$	%
Provision for income taxes	$622	$242	$380	157.0%

The provision for income taxes change is primarily due to taxes related to operations in foreign jurisdictions.

Interim Period Results of Operations (As Restated)

Three, Six and Nine Months Periods of Year Ended December 31, 2023 compared to periods within the Year Ended December 31, 2022

Three months ended March 31, 2023 (As Restated) compared to three months ended March 31, 2022 (As Restated)

The following table sets forth our results of operations as a percentage of revenue (in thousands, except percentages):

	Three months ended March 31,
	As Restated		As Restated
	2023		2022
Revenue	$119,503	100.0%	$81,945	100.0%
Cost of revenue (excluding depreciation and amortization)	91,813	76.8%	74,655	91.1%
Operations and support	53,510	44.8%	47,702	58.2%
General and administrative	32,471	27.2%	36,195	44.2%
Research and development	6,382	5.3%	7,625	9.3%
Sales and marketing	15,667	13.1%	9,789	11.9%
Restructuring and other charges	2,130	1.8%	—	—%
Total costs and operating expenses	201,973	169.0%	175,966	214.7%
Loss from operations	(82,470)	(69.0)%	(94,021)	(114.7)%
Total non-operating income, net	(661)	(0.6)%	(107,199)	(130.8)%
(Loss) income before income taxes	(81,809)	(68.5)%	13,178	16.1%
Provision for income taxes	56	—%	31	—%
Net (loss) income	$(81,865)	(68.5)%	$13,147	16.0%
Other comprehensive loss:
Change in foreign currency translation adjustment	(3,414)	(2.9)%	1,999	2.4%
Comprehensive loss	$(85,279)	(71.4)%	$15,146	18.5%

The following table sets forth our revenue (in thousands, except percentages):

	Three months ended March 31,		Change
	As Restated	As Restated
	2023	2022	$	%
Revenue	$119,503	$81,945	$37,558	45.8%

Revenue increased, primarily due to a 14.5% increase in RevPAR, driven by continued travel market recovery, along with a 35.1% increase in Live Units contributing to a 43.5% increase in Occupied Nights.

Costs and Operating Expenses

The following table sets forth our total costs and operating expenses (in thousands, except percentages):

	Three months ended March 31,		Change
	As Restated	As Restated
	2023	2022	$	%
Cost of revenue (excluding depreciation and amortization)	$91,813	$74,655	$17,158	23.0%
Operations and support	53,510	47,702	5,808	12.2%
General and administrative	32,471	36,195	(3,724)	(10.3)%
Research and development	6,382	7,625	(1,243)	(16.3)%
Sales and marketing	15,667	9,789	5,878	60.0%
Restructuring and other charges	2,130	—	2,130	100.0%
Total costs and operating expenses	$201,973	$175,966	$26,007	14.8%

Cost of Revenue (excluding depreciation and amortization): Cost of revenue increased, primarily due to: (i) a $11.2 million increase in rent expense due to an increase in Live Units; (ii) a $3.3 million increase in cleaning expenses as a result of an increase in the number of checkouts; and (iii) a $1.6 million increase in credit card fees due to an increase in bookings.

Operations and support: Operations and support expenses increased, primarily due to: (i) an $8.5 million increase in unit-related expenses such as utilities, property insurance, and property security services as a result of an increase in Live Units; and (ii) a net $2.1 million increase in employee compensation expense, inclusive of stock compensation expense, due to vesting of stock options during the period; partially offset by (iii) a $3.0 million decrease in certain pre-opening costs due primarily to the timing of costs related to onboarding new units in first quarter 2022 compared to first quarter 2023.

General and administrative: General and administrative expenses decreased, primarily due to: (i) a $3.3 million decrease in taxes related to a decrease in non-claimable value added tax and property taxes; and (ii) a $3.1 million decrease in non-recurring legal and professional fees due to audit, consulting, and other professional fees incurred during the three months ended March 31, 2022 in connection with Sonder becoming a public company; partially offset by (iii) a net $0.5 million increase in employee compensation cost, inclusive of stock compensation expense, due to vesting of stock options during the period; and (iv) a $1.0 million increase in depreciation expense related to an increase in our fixed asset balance.

Research and development: Research and development expenses decreased, primarily due to (i) a net $0.8 million decrease in employee compensation expense, inclusive of stock compensation expense, driven by a decrease in average headcount, and (ii) a $0.7 million decrease in consultant spend.

Sales and marketing: Sales and marketing expenses increased, primarily due to: (i) a $4.4 million increase in channel transaction fees resulting from an increase in revenue booked through OTAs, consistent with total revenue growth; and (ii) a $1.3 million increase in performance marketing expense.

Restructuring and other charges: Restructuring and other charges consists primarily of employee termination benefits of approximately $2.1 million for the three months ended March 31, 2023 as a result of the restructuring announced in March 2023. The entirety of the increase in restructuring and other charges is due to the restructuring discussed above.

Total Non-operating (Income) Expense, Net

The following table sets forth our total interest expense, net and other expense (income), net (in thousands, except percentages):

	Three months ended March 31,		Change
	As Restated	As Restated
	2023	2022	$	%
Interest expense, net	$5,707	$8,202	$(2,495)	(30.4)%
Change in fair value of SPAC Warrants	110	(15,336)	15,446	(100.7)%
Change in fair value of Earn Out Liability	(1,498)	(73,177)	71,679	(98.0)%
Change in fair value of share-settled redemption feature and gain on conversion of convertible notes	—	(29,512)	29,512	(100.0)%
Other (income) expense, net	(4,980)	2,624	(7,604)	(289.8)%
Total non-operating income, net	$(661)	$(107,199)	$106,538	(99.4)%

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

Provision for income taxes

As of March 31, 2023 and 2022, we have recorded a full valuation allowance against our deferred tax assets due to our history of losses.

The following table sets forth the provision for income taxes (in thousands, except percentages):

	Three months ended March 31,		Change
	As Restated	As Restated
	2023	2022	$	%
Provision for income taxes	$56	$31	$25	80.6%

The provision for income taxes increased, primarily as a result of taxes related to operations in foreign jurisdictions.

Three months ended June 30, 2023 (As Restated) compared to three months ended June 30, 2022 (As Restated)

The following table sets forth our results of operations as a percentage of revenue (in thousands, except percentages):

	Three months ended June 30,
	As Restated		As Restated
	2023		2022
Revenue	$157,403	100.0%	$121,138	100.0%
Cost of revenue (excluding depreciation and amortization)	94,760	60.2%	88,035	72.7%
Operations and support	50,540	32.1%	53,195	43.9%
General and administrative	29,918	19.0%	30,481	25.2%
Research and development	5,563	3.5%	8,088	6.7%
Sales and marketing	18,231	11.6%	12,808	10.6%
Restructuring and other charges	(23)	—%	4,033	3.3%
Total costs and operating expenses	198,989	126.4%	196,640	162.3%
Loss from operations	(41,586)	(26.4)%	(75,502)	(62.3)%
Total non-operating expense (income), net	2,602	1.7%	(20,975)	(17.3)%
Loss before income taxes	(44,188)	(28.1)%	(54,527)	(45.0)%
(Benefit) provision for income taxes	(4)	—%	117	0.1%
Net loss	$(44,184)	(28.1)%	$(54,644)	(45.1)%
Other comprehensive loss:
Change in foreign currency translation adjustment	(3,381)	(2.1)%	5,085	4.2%
Comprehensive loss	$(47,565)	(30.2)%	$(49,559)	(40.9)%
Revenue

The following table sets forth our revenue (in thousands, except percentages):

	Three months ended June 30,		Change
	As Restated	As Restated
	2023	2022	$	%
Revenue	$157,403	$121,138	$36,265	29.9%

Revenue increased, primarily due to a 32.1% increase in Live Units contributing to a 31.9% increase in Occupied Nights, on a slight decline in ADR.

Costs and Operating Expenses

The following table sets forth our total costs and operating expenses (in thousands, except percentages):

	Three months ended June 30,		Change
	As Restated	As Restated
	2023	2022	$	%
Cost of revenue (excluding depreciation and amortization)	$94,760	$88,035	$6,725	7.6%
Operations and support	50,540	53,195	(2,655)	(5.0)%
General and administrative	29,918	30,481	(563)	(1.8)%
Research and development	5,563	8,088	(2,525)	(31.2)%
Sales and marketing	18,231	12,808	5,423	42.3%
Restructuring and other charges	(23)	4,033	(4,056)	(100.6)%
Total costs and operating expenses	$198,989	$196,640	$2,349	1.2%

Cost of Revenue (excluding depreciation and amortization): Cost of revenue increased, primarily due to: (i) a $3.3 million increase in rent expense due to an increase in Live Units; (ii) a $1.7 million increase in cleaning expenses as a result of an increase in the number of checkouts; and (iii) a $1.2 million increase in credit card fees due to an increase in bookings.

Operations and support: Operations and support expenses decreased, primarily due to: (i) a $3.1 million decrease in indirect taxes due to decreases in customs as a result of decreased FF&E spend; (ii) a $2.9 million decrease in pre-opening costs due primarily to the timing of costs related to onboarding new units in the second quarter of 2022 compared to the second quarter of 2023; and (iii) a $1.1 million decrease in non-recurring legal and professional fees due to audit, consulting, and other professional fees incurred during the three months ended June 30, 2022 in connection with Sonder becoming a public company, partially offset by (iv) a $4.7 million increase in unit-related expenses such as utilities, property insurance, and property security services as a result of an increase in Live Units.

General and administrative: General and administrative expenses decreased, primarily due to: (i) a $2.4 million decrease in non-recurring legal and professional fees due to audit, consulting, and other professional fees incurred during the three months ended June 30, 2022 in connection with Sonder becoming a public company; and (ii) a $0.6 million decrease in in employee compensation cost, due to a decrease in average headcount partially offset by (iii) a $2.2 million increase in taxes due to increased property tax assessments; and (iv) a $0.8 increase in other general and administrative costs.

Research and development: Research and development expenses decreased, primarily due to: (i) a $1.4 million decrease in employee compensation expense, driven by a decrease in average headcount; (ii) a $0.5 million decrease in professional fees due to audit, consulting, and other professional fees incurred during the three months ended June 30, 2022 in connection with Sonder becoming a public company; and (iii) a $0.3 million decrease in computer software expense.

Sales and marketing: Sales and marketing expenses increased, primarily due to: (i) a $3.6 million increase in channel transaction fees resulting from an increase in revenue booked through OTAs, consistent with total revenue growth; and (ii) a $1.9 million increase in performance marketing expense.

Restructuring and other charges: Restructuring and other charges consists primarily of employee termination benefits of approximately $4.0 million for the three months ended June 30, 2022 as a result of the restructuring completed in conjunction with the Cash Flow Positive Plan.

Total Non-operating Expense (Income), Net

The following table sets forth our total non-operating expense (income), net (in thousands, except percentages):

	Three months ended June 30,		Change
	As Restated	As Restated
	2023	2022	$	%
Interest expense, net	$6,155	$4,382	$1,773	40.5%
Change in fair value of SPAC Warrants	(508)	(8,263)	7,755	(93.9)%
Change in fair value of Earn Out Liability	(435)	(23,345)	22,910	(98.1)%
Other (income) expense, net	(2,610)	6,251	(8,861)	(141.8)%
Total non-operating expense (income), net	$2,602	$(20,975)	$23,577	(112.4)%

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

Provision for income taxes

As of June 30, 2023 and 2022, we have recorded a full valuation allowance against our deferred tax assets due to our history of losses.

The following table sets forth the provision for income taxes (in thousands, except percentages):

	Three months ended June 30,		Change
	As Restated	As Restated
	2023	2022	$	%
(Benefit) provision for income taxes	$(4)	$117	$(121)	(103.4)%

The provision for income taxes decreased, primarily as a result of taxes related to operations in foreign jurisdictions.

Six months ended June 30, 2023 (As Restated) compared to six months ended June 30, 2022 (As Restated)

The following table sets forth our results of operations as a percentage of revenue (in thousands, except percentages):

	Six months ended June 30,
	As Restated		As Restated
	2023		2022
Revenue	$276,906	100.0%	$203,083	100.0%
Cost of revenue (excluding depreciation and amortization)	186,573	67.4%	162,690	80.1%
Operations and support	104,050	37.6%	100,897	49.7%
General and administrative	62,389	22.5%	66,676	32.8%
Research and development	11,945	4.3%	15,713	7.7%
Sales and marketing	33,898	12.2%	22,597	11.1%
Restructuring and other charges	2,107	0.8%	4,033	2.0%
Total costs and operating expenses	400,962	144.8%	372,606	183.5%
Loss from operations	(124,056)	(44.8)%	(169,523)	(83.5)%
Total non-operating income, net	1,941	0.7%	(128,174)	(63.1)%
Loss before income taxes	(125,997)	(45.5)%	(41,349)	(20.4)%
Provision for income taxes	52	—%	148	0.1%
Net loss	$(126,049)	(45.5)%	$(41,497)	(20.4)%
Other comprehensive loss:
Change in foreign currency translation adjustment	(6,795)	(2.5)%	7,084	3.5%
Comprehensive loss	$(132,844)	(48.0)%	$(34,413)	(16.9)%

Revenue

The following table sets forth our revenue (in thousands, except percentages):

	Six months ended June 30,		Change
	As Restated	As Restated
	2023	2022	$	%
Revenue	$276,906	$203,083	$73,823	36.4%

Revenue increased primarily due to a 4.9% increase in RevPAR, along with a 32.1% increase in Live Units contributing to a 37.2% increase in Occupied Nights.

Costs and Operating Expenses

The following table sets forth our total costs and operating expenses (in thousands, except percentages):

	Six months ended June 30,		Change
	As Restated	As Restated
	2023	2022	$	%
Cost of revenue (excluding depreciation and amortization)	$186,573	$162,690	$23,883	14.7%
Operations and support	104,050	100,897	3,153	3.1%
General and administrative	62,389	66,676	(4,287)	(6.4)%
Research and development	11,945	15,713	(3,768)	(24.0)%
Sales and marketing	33,898	22,597	11,301	50.0%
Restructuring and other charges	2,107	4,033	(1,926)	(47.8)%
Total costs and operating expenses	$400,962	$372,606	$28,356	7.6%

Cost of Revenue (excluding depreciation and amortization): Cost of revenue increased primarily due to: (i) a $14.4 million increase in rent expense due to an increase in Live Units; (ii) a $5.0 million increase in cleaning expenses as a result of an increase in the number of checkouts; and (iii) a $2.8 million increase in credit card fees due to an increase in bookings.

Operations and support: Operations and support expenses increased, primarily due to: (i) an $13.2 million increase in unit-related expenses such as utilities, property insurance, and property security services as a result of an increase in Live Units; (ii) a net $2.0 million increase in employee compensation expense, inclusive of stock compensation expense, due to vesting of stock options during the period; partially offset by (iii) a $6.0 million decrease in certain pre-opening costs due primarily to the timing of costs related to onboarding new units in second quarter 2022 compared to second quarter 2023; (iv) a $5.2 million decrease in indirect taxes due to decreases in customs as a result of decreased FF&E spend; and (v) a $1.2 million decrease in non-recurring legal and professional fees due to audit, consulting, and other professional fees incurred during the six months ended June 30, 2022 in connection with Sonder becoming a public company.

General and administrative: General and administrative expenses decreased, primarily due to: (i) a $5.6 million decrease in non-recurring legal and professional fees due to audit, consulting, and other professional fees incurred during the six months ended June 30, 2022 in connection with Sonder becoming a public company; (ii) a $1.2 million decrease in certain taxes and (iii) offset by net increases of approximately $4.1 million comprised of increases in the areas of location acquisition cost, facilities, depreciation, bad debt and other expenses.

Research and development: Research and development expenses decreased, primarily due to a net $2.2 million decrease in employee compensation expense, inclusive of stock compensation expense, driven by a decrease in average headcount and a $1.2 million decrease in consultant spend.

Sales and marketing: Sales and marketing expenses increased, primarily due to: (i) an $8.0 million increase in channel transaction fees resulting from an increase in revenue booked through OTAs, consistent with total revenue growth; and (ii) a $3.2 million increase in performance marketing expense.

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

Total Non-operating Expense (Income), Net

The following table sets forth our total non-operating expense (income), net (in thousands, except percentages):

	Six months ended June 30,		Change
	As Restated	As Restated
	2023	2022	$	%
Interest expense, net	$11,862	$12,584	$(722)	(5.7)%
Change in fair value of SPAC Warrants	(398)	(23,599)	23,201	(98.3)%
Change in fair value of Earn Out Liability	(1,933)	(96,522)	94,589	(98.0)%
Change in fair value of share-settled redemption feature and gain on conversion of convertible notes	—	(29,512)	29,512	(100.0)%
Other (income) expense, net	(7,590)	8,875	(16,465)	(185.5)%
Total non-operating income, net	$1,941	$(128,174)	$130,115	(101.5)%

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

Provision for income taxes

The following table sets forth the provision for income taxes (in thousands, except percentages):

	Six months ended June 30,		Change
	As Restated	As Restated
	2023	2022	$	%
Provision for income taxes	$52	$148	$(96)	(64.9)%

The provision for income taxes decreased, primarily as a result of taxes related to operations in foreign jurisdictions.

Three months ended September 30, 2023 (As Restated) compared to three months ended September 30, 2022 (As Restated)

The following table sets forth our results of operations as a percentage of revenue (in thousands, except percentages):

	Three months ended September 30,
	As Restated		As Restated
	2023		2022
Revenue	$160,896	100.0%	$126,598	100.0%
Cost of revenue (excluding depreciation and amortization)	103,374	64.2%	83,185	65.7%
Operations and support	50,376	31.3%	53,015	41.9%
General and administrative	30,548	19.0%	31,245	24.7%
Research and development	5,344	3.3%	6,936	5.5%
Sales and marketing	20,996	13.0%	13,412	10.6%
Impairment losses	1,087	0.7%	—	—%
Restructuring and other charges	12	—%	—	—%
Total costs and operating expenses	211,737	131.6%	187,793	148.3%
Loss from operations	(50,841)	(31.6)%	(61,195)	(48.3)%
Total non-operating expense, net	6,714	4.2%	11,510	9.1%
Loss before income taxes	(57,555)	(35.8)%	(72,705)	(57.4)%
Provision for income taxes	75	—%	416	0.3%
Net loss	$(57,630)	(35.8)%	$(73,121)	(57.8)%
Other comprehensive loss:
Change in foreign currency translation adjustment	3,547	2.2%	4,833	3.8%
Comprehensive loss	$(54,083)	(33.6)%	$(68,288)	(53.9)%

Revenue

The following table sets forth our revenue (in thousands, except percentages):

	Three months ended September 30,		Change
	As Restated	As Restated
	2023	2022	$	%
Revenue	$160,896	$126,598	$34,298	27.1%

Revenue increased, primarily due to a 31.1% increase in Live Units contributing to a 31.3% increase in Occupied Nights, on a slight decline in ADR as a result of broader travel industry trends, product mix between hotels and apartments, geographic mix, cohort mix and the impact of corporate sales and pricing strategies.

Costs and Operating Expenses

The following table sets forth our total costs and operating expenses (in thousands, except percentages):

	Three months ended September 30,		Change
	As Restated	As Restated
	2023	2022	$	%
Cost of revenue (excluding depreciation and amortization)	$103,374	$83,185	$20,189	24.3%
Operations and support	50,376	53,015	(2,639)	(5.0)%
General and administrative	30,548	31,245	(697)	(2.2)%
Research and development	5,344	6,936	(1,592)	(23.0)%
Sales and marketing	20,996	13,412	7,584	56.5%
Impairment losses	1,087	—	1,087	—%
Restructuring and other charges	12	—	12	100.0%
Total costs and operating expenses	$211,737	$187,793	$23,944	12.8%

Cost of Revenue (excluding depreciation and amortization): Cost of revenue increased, primarily due to: (i) a $15.6 million increase in rent expense due to an increase in Live Units; (ii) a $1.7 million increase in cleaning expenses as a result of an increase in the number of checkouts; and (iii) a $2.2 million increase in credit card fees due to an increase in bookings.

Operations and support: The decrease in operations and support was primarily due to: (i) a $3.8 million decrease in pre-opening costs due primarily to the timing of costs related to onboarding new units in the third quarter 2023 compared to the third quarter 2022; (ii) a $2.4 million decrease in facilities costs, primarily due to decreases in warehouse and other facility rent; (iii) a $2.1 million decrease in certain taxes; (iv) and a $1.0 million decrease in non-recurring legal and professional fees due to consulting and other professional fees incurred as a result of the Company focusing on maintaining only those services with a clear and beneficial business need or identifying more cost-efficient alternatives; partially offset by (v) a $5.3 million increase in unit-related expenses such as utilities, property insurance, and property security services as a result of an increase in Live Units; and (vi) a $1.1 million increase in other operation expenses.

General and administrative: General and administrative decreased, primarily due to: (i) a $3.1 million decrease in non-recurring legal and professional fees due to audit, consulting, and other professional fees incurred as a result of the Company focusing on maintaining only those services with a clear and beneficial business need or identifying more cost-efficient alternatives; partially offset by (ii) a $2.3 million increase in unit related expenses such as utilities, property insurance, and property security services as a result of an increase in Live Units.

Research and development: Research and development decreased, primarily due to: (i) a $1.1 million decrease in employee compensation expense, driven by a decrease in average headcount; (ii) a $0.3 million decrease in depreciation, primarily due to a decrease in capitalized software costs; and (iii) a $0.2 million decrease in computer software expense.

Sales and marketing: The increase in sales and marketing was primarily due to: (i) a $4.0 million increase in channel transaction fees resulting from an increase in revenue booked through OTAs, consistent with total revenue growth; and (ii) a $3.4 million increase in performance marketing expense.

Total Non-operating Expense (Income), Net

The following table sets forth our total non-operating expense (income), net (in thousands, except percentages):

	Three months ended September 30,		Change
	As Restated	As Restated
	2023	2022	$	%
Interest expense, net	$6,423	$4,112	$2,311	56.2%
Change in fair value of SPAC Warrants	(276)	—	(276)	100.0%
Change in fair value of Earn Out Liability	(209)	2,223	(2,432)	(109.4)%
Other expense, net	776	5,175	(4,399)	(85.0)%
Total non-operating expense, net	$6,714	$11,510	$(4,796)	(41.7)%

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

Provision for income taxes

As of September 30, 2023 and 2022, we have recorded a full valuation allowance against our deferred tax assets due to our history of losses.

The following table sets forth the provision for income taxes (in thousands, except percentages):

	Three months ended September 30,		Change
	As Restated	As Restated
	2023	2022	$	%
Provision for income taxes	$75	$416	$(341)	(82.0)%

The provision for income taxes decreased, primarily as a result of taxes related to operations in foreign jurisdictions.

Nine months ended September 30, 2023 (As Restated) compared to nine months ended September 30, 2022 (As Restated)

The following table sets forth our results of operations as a percentage of revenue (in thousands, except percentages):

	Nine months ended September 30,
	As Restated		As Restated
	2023		2022
Revenue	$437,802	100.0%	$329,681	100.0%
Cost of revenue (excluding depreciation and amortization)	289,947	66.2%	245,875	74.6%
Operations and support	154,426	35.3%	153,912	46.7%
General and administrative	92,937	21.2%	97,921	29.7%
Research and development	17,289	3.9%	22,649	6.9%
Sales and marketing	54,894	12.5%	36,009	10.9%
Impairment losses	1,087	0.2%	—	—%
Restructuring and other charges	2,119	0.5%	4,033	1.2%
Total costs and operating expenses	612,699	139.9%	560,399	170.0%
Loss from operations	(174,897)	(39.9)%	(230,718)	(70.0)%
Total non-operating expense (income), net	8,655	2.0%	(116,664)	(35.4)%
Loss before income taxes	(183,552)	(41.9)%	(114,054)	(34.6)%
Provision for income taxes	127	—%	564	0.2%
Net loss	$(183,679)	(42.0)%	$(114,618)	(34.8)%
Other comprehensive loss:
Change in foreign currency translation adjustment	(3,249)	(0.7)%	11,916	3.6%
Comprehensive loss	$(186,928)	(42.7)%	$(102,702)	(31.2)%

Revenue

The following table sets forth our revenue (in thousands, except percentages):

	Nine months ended September 30,		Change
	As Restated	As Restated
	2023	2022	$	%
Revenue	$437,802	$329,681	$108,121	32.8%

Revenue increased primarily due to 31.1% increase in Live Units contributing to a 35.0% increase in Occupied Nights.

Costs and Operating Expenses

The following table sets forth our total costs and operating expenses (in thousands, except percentages):

	Nine months ended September 30,		Change
	As Restated	As Restated
	2023	2022	$	%
Cost of revenue (excluding depreciation and amortization)	$289,947	$245,875	$44,072	17.9%
Operations and support	154,426	153,912	514	0.3%
General and administrative	92,937	97,921	(4,984)	(5.1)%
Research and development	17,289	22,649	(5,360)	(23.7)%
Sales and marketing	54,894	36,009	18,885	52.4%
Impairment losses	1,087	—	1,087	NM
Restructuring and other charges	2,119	4,033	(1,914)	(47.5)%
Total costs and operating expenses	$612,699	$560,399	$52,300	9.3%

Cost of Revenue (excluding depreciation and amortization): Cost of revenue increased primarily due to: (i) a $30.0 million increase in rent expense due to an increase in Live Units; (ii) a $6.7 million increase in cleaning expenses as a result of an increase in the number of checkouts; and (iii) a $4.9 million increase in credit card fees due to an increase in bookings.

Operations and support: The increase in operations and support was primarily due to: (i) a $12.3 million increase in unit-related expenses such as utilities, property insurance, and property security services as a result of an increase in Live Units, and partially offset by (ii) a $9.8 million decrease in certain pre-opening costs due primarily to the timing of costs related to onboarding new units in the third quarter 2023 compared to the third quarter 2022, and (iii) a $2.1 million decrease in legal and professional fees.

General and administrative: General and administrative expenses decreased, primarily due to: (i) a $8.7 million decrease in non-recurring legal and professional fees due to audit, consulting, and other professional fees as a result of the Company focusing on maintaining only those services with a clear and beneficial business need or identifying more cost-efficient alternatives; partially offset by (ii) a $3.8 million increase to unit related costs, depreciation and other general and administrative costs.

Research and development: Research and development decreased, primarily due to: (i) a net $3.3 million decrease in employee compensation expense, driven by a decrease in average headcount; a (ii) $0.7 million decrease in depreciation, primarily due to a decrease in capitalized software costs; and (iii) a $0.7 million decrease in consultant spend.

Sales and marketing: The increase in sales and marketing was primarily due to: (i) an $12.0 million increase in channel transaction fees resulting from an increase in revenue booked through OTAs, consistent with total revenue growth; and (ii) a $6.6 million increase in performance marketing expense.

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

Total Non-operating Expense (Income), Net

The following table sets forth our total non-operating expense (income), net (in thousands, except percentages):

	Nine months ended September 30,		Change
	As Restated	As Restated
	2023	2022	$	%
Interest expense, net	$18,285	$16,696	$1,589	9.5%
Change in fair value of SPAC Warrants	(674)	(23,599)	22,925	(97.1)%
Change in fair value of Earn Out Liability	(2,142)	(94,299)	92,157	(97.7)%
Change in fair value of share-settled redemption feature and gain on conversion of convertible notes	—	(29,512)	29,512	(100.0)%
Other (income) expense, net	(6,814)	14,050	(20,864)	(148.5)%
Total non-operating expense (income), net	$8,655	$(116,664)	$125,319	(107.4)%

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

Provision for income taxes

The following table sets forth the provision for income taxes (in thousands, except percentages):

	Nine months ended September 30,		Change
	As Restated	As Restated
	2023	2022	$	%
Provision for income taxes	$127	$564	$(437)	(77.5)%

The provision for income taxes decreased, primarily as a result of taxes related to operations in foreign jurisdictions.

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

To supplement the consolidated financial statements, which are prepared and presented in accordance with GAAP, we use the following non-GAAP financial measures: Free Cash Flow (“FCF”), Cash Contribution, and Cash Contribution Margin (“CCM”) (collectively, the “non-GAAP financial measures”). We may periodically review and update our non-GAAP financial measures based on our determination of their relevance to our business which could result in the addition or elimination of select non-GAAP financial measures in the future.

Free Cash Flow

The following table presents the calculation of FCF, excluding restructuring costs and lease termination costs (in thousands):

	Year ended December 31,
	2023	2022
Cash used in operating activities	$(110,904)	$(149,988)
Cash used in investing activities	(12,362)	(29,693)
FCF, including restructuring costs	(123,266)	(179,681)
Cash paid for restructuring costs	2,322	3,712
Cash paid for lease termination costs	1,343	—
FCF, excluding restructuring costs and lease termination costs	$(119,601)	$(175,969)

FCF, excluding restructuring costs and lease termination costs, represents cash used in operating activities plus cash used in investing activities, excluding the impact of restructuring charges. The most directly comparable GAAP financial measure is cash used in operating activities. Our near-term focus is to reach sustainable positive FCF, as detailed in our Cash Flow Positive Plan.

We believe FCF, excluding restructuring costs and lease termination costs, is meaningful to investors as it is the primary liquidity measure that we focus on internally to evaluate our progress towards the objectives outlined in our Cash Flow Positive Plan. We believe that achieving our goals around this measure will put us on a path to financial sustainability and will help fund our future growth.

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

The change in FCF, excluding restructuring costs and lease termination costs, year-over-year represented a 32.0% improvement, primarily driven by a decrease in cash used in operating activities, excluding the impact of restructuring costs, of $39.1 million, and a decrease in cash used in investing activities of $17.3 million. Refer to the section entitled “Liquidity and Capital Resources – Cash Flow Information” below for further discussion surrounding the changes in our cash flow figures period-over-period.

Cash Contribution and CCM

The following table presents the calculation of Cash Contribution and CCM (in thousands):

	Year ended December 31,
		2022
	2023	(As Restated)
Non-property level sales and marketing:
Sales and marketing	$78,566	$52,672
Less: property level sales and marketing	53,061	37,785
Non-property level sales and marketing	$25,505	$14,887

Non-property level operations and support:
Operations and support	$212,913	$204,026
Less: property level operations and support	122,008	108,715
Non-property level operations and support	$90,905	$95,311

Non-property level operating expenses:
General and administrative	$112,082	$131,877
Add: research and development	22,365	28,612
Add: non-property level sales and marketing	25,505	14,887
Add: non-property level operations and support	90,905	95,311
Less: stock-based compensation	28,494	24,337
Less: depreciation and amortization	22,147	23,914
Non-property level operating expenses	$200,216	$222,436

Cash Contribution:
Cash used in operating activities	$(110,904)	$(149,988)
Add: cash paid for restructuring costs	2,322	3,712
Add: cash paid for lease termination costs	1,343	—
Add: non-property level operating expenses	200,216	222,436
Cash contribution (numerator)	$92,977	$76,160
Revenue (denominator)	$602,066	$464,978
CCM(1)	15.4%	16.4%

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

Cash contribution is defined as operating cash flow before non-property level costs and the impact of restructuring charges, if any. CCM is defined as cash contribution as a percentage of revenue. The most directly comparable GAAP financial measure is cash used in operating activities. CCM is a unit economics measure for our property-level cash performance. We use CCM as one of several metrics to assess the cash performance of our Live Units portfolio, taking into account the benefit of upfront rent abatement, which is common in the deals we sign. We believe CCM is meaningful to investors as it functions as a useful measure of property-level unit cash economics. We may change or reevaluate our metrics to most accurately reflect our business.

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

CCM increased by 100 basis points, driven primarily by an increase in cash contribution of $16.8 million, which increased at a greater rate than the increase in revenue of $137.1 million. Refer to the section entitled “Liquidity and Capital Resources – Cash Flow Information” below for further discussion surrounding the changes in our cash flow figures period-over-period.

Liquidity and Capital Resources

Going Concern Considerations

In accordance with ASC Topic 205-40, Going Concern, the Company’s management evaluates whether there are certain conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern. This evaluation includes considerations related to the Company’s forecasted liquidity and cash consumption requirements for one year from the date of issuance of this Annual Report on Form 10-K.

As discussed in Note 18, Subsequent Events, to the consolidated financial statements included in this Annual Report on Form 10-K, the Company has, throughout 2024, announced a series of financing arrangements and cost optimization initiatives. Additionally, in August 2024, the Company entered into the Marriott Agreement, whereby the Company’s portfolio of properties is expected to join the Marriott system under a newly-created collection called “Sonder by Marriott Bonvoy.”

While the 2024 actions discussed in Note 18, Subsequent Events demonstrate a series of material steps taken to improve the Company’s financial condition, the Company has a history of net losses and negative operating cash flows and expects to continue to incur additional losses in the near future. Additionally, the benefits of the Company’s recent financing arrangements and licensing agreement are contingent upon the successful execution of a number of critical milestones. The timing of the completion of these milestones cannot be guaranteed to ensure liquidity is available when needed to meet the Company’s obligations. As a result of these considerations, the Company’s management has concluded that there is substantial doubt, which is not alleviated, about the Company’s ability to continue as a going concern for at least one year from the date of issuance of this Annual Report on Form 10-K.

To address the substantial doubt about the Company's ability to continue as a going concern, as described above, the Company has embarked on the following actions:

•engaged a financial advisor to assist in identifying and securing strategic alternatives and financing arrangements,
•launched a portfolio optimization program, which involves discussions with landlords about renegotiating the terms of our leases, including terminations, at certain properties; As of June 10, 2024, the Company has signed agreements to exit or reduce rent for approximately 105 buildings, or 4,300 units, which is expected to lead to estimated annualized run-rate free cash flow improvements of over $40 million of which the Company expects termination fees of less than $20 million associated with these agreements; Of the approximately 80 buildings, or 3,200 units, with finalized exit agreements, the Company has already exited approximately 60 buildings, or 2,300 units, as of June 10, 2024 and expects to exit the remaining buildings throughout the remainder of 2024,
•implemented a series of deep cost-cutting initiatives; In February 2024, the Company announced a reduction in force plan affecting 17% of the corporate workforce, which is estimated to result in approximately $11 million in annualized cost savings; The Company continues to be focused on identifying and executing cost optimization initiatives, including further rent reductions, better sourcing contracts that lower property-level direct costs, and further savings in overhead costs,
•entered into the Marriott Agreement which allows us to integrate our properties with Marriott’s systems, distribution channels, and branding, and, subject to meeting certain conditions, entitles the Company to receive $15 million of Key Money in two tranches by March 31, 2025; this agreement provides the opportunity for the Company to increase its financial performance through the potential to increase revenue by integrating with Marriott’s commercial engine, deliver costs savings through synergies and scale and power future growth,
•received financing from the Company’s existing noteholders in the amount of $16 million during June and July 2024, as previously announced, and
•secured financing arrangements that provide the Company with access to approximately $139 million in additional liquidity, including
◦issuing approximately $43 million in Series A Convertible Preferred Stock to certain qualified institutional buyers or accredited investors, of which $14.7 million was received in August 2024 and commitments have been received to purchase an additional $28.6 million, subject to certain milestones and customary closing conditions,

◦approximately $83 million in additional liquidity, including $4 million in financing funded in August 2024, and approximately $79 million in the form of a 30-month extension (through the end of 2026) of the paid-in-kind feature of the Note Purchase Agreement (21 months of which is at Sonder’s option), and
◦other sources of liquidity totaling $13 million.

The Company’s management considered the mitigating effect of management’s plans in evaluating whether substantial doubt is alleviated. As previously discussed, the Company’s recent financing arrangements and licensing agreement are contingent upon the successful execution of a number of critical milestones, of which the timing of completion cannot be guaranteed to ensure liquidity is available when needed to meet the Company’s obligations. As a result of these considerations, the Company’s management has concluded that substantial doubt about the Company’s ability to continue as a going concern has not been alleviated for at least one year from the date of issuance of this Annual Report on Form 10-K.

Because the Company’s management has concluded that there is substantial doubt, which is not alleviated, about our ability to continue as a going concern for at least one year from the date of issuance of these financial statements, the associated financial statement opinion includes a going concern explanatory paragraph. Accordingly, this going concern determination and related financial statement opinion that includes a going concern explanatory paragraph is not in compliance with our affirmative covenants. If not cured within 30 days by obtaining a waiver from the purchasers under the Delayed Draw Notes Purchase Agreement, it would then constitute an Event of Default as defined therein.

We are in discussions with the Purchasers under the Delayed Draw Notes Purchase Agreement to obtain a waiver for this potential Event of Default. As a result of the potential Event of Default, the indebtedness related to our Delayed Draw Notes as of December 31, 2023 has been reclassified from long-term debt, net to current portion of long term-debt, net. These events could further limit our ability to obtain adequate or satisfactory financing when we require it.

Sources and Uses of Cash

At December 31, 2023, we had a cash balance, not including restricted cash, of $95.8 million, which was held for working capital purposes. Cash consists of checking and interest-bearing accounts. Reaching sustainable positive Free Cash Flow is our primary focus in the near-term, as detailed in our Cash Flow Positive Plan. Once we reach sustainable positive Free Cash Flow, we expect cash from operations will provide our principal source of liquidity. We generate cash from transactions with customers booking directly through Sonder.com and the Sonder app, which are settled through a payment processor, from transactions with third-party corporate customers which are settled based on contractual terms, and indirectly through OTAs, which are also settled based on contractual terms. The most significant source of cash in 2023 was cash inflows from both current period and future guest bookings.

We have incurred losses since inception, and we expect to continue to incur additional losses in the future. Our operations to date have been financed primarily by private equity investments in our common and convertible preferred stock, convertible notes, and other note and warrant purchase agreements, as described in Note 8, Debt, and Note 18, Subsequent Events, in the notes to our audited consolidated financial statements included in this Annual Report on Form 10-K.

We believe that our existing cash on hand combined with our anticipated estimated free cash flow may be insufficient to fund our operations and debt obligations for at least the next 12 months. Our management has concluded there is substantial doubt about the Company’s ability to continue as a going concern, which is not alleviated, for one year from the date of issuance of this Annual Report on Form 10-K. Our future capital requirements will depend on many factors, including, but not limited to, our successful execution of a number of critical milestones required under our recent financing arrangements and licensing agreement, our rate of RevPAR growth, our ability to achieve cost efficiencies, our ability to provide security instruments such as letters of credit in lieu of cash deposits pursuant to leases, and the extent of real estate owners’ funding of capital expenditures and other pre-opening costs at our leased properties. To the extent that our existing cash balance and ongoing cash from operations are insufficient to fund our future activities, we may need to raise additional funds through public or private equity or debt financing, including convertible debt, short-term bridge financing, or otherwise, but such funds may not be available on acceptable terms. If sufficient cash from operations or external funding is not available, we may be unable to adequately fund our business plans and it could have a negative effect on our business, operating cash flows, financial condition, and cash flows.

Most of our cash was held in the United States as of December 31, 2023. Our foreign subsidiaries held $15.4 million of cash in foreign jurisdictions. We currently do not intend or foresee a need to repatriate these foreign funds. As a result of the Tax Cuts and Jobs Act of 2017, however, we anticipate the U.S. federal tax impact to be minimal if these foreign funds are repatriated and would not repatriate funds where there was a material tax cost. In addition, based on our current and future needs, we believe our current funding and capital resources for our international operations are adequate.

Debt Arrangements

Debt arrangements, such as our credit facilities and Delayed Draw Notes, have been a source of cash for our day-to-day operations. Refer to Note 8, Debt and Note 18, Subsequent Events, in the notes to our audited consolidated financial statements included in this Annual Report on Form 10-K for discussion of our debt arrangements, including the timing of expected maturity of such arrangements. These arrangements include our $60.0 million loan and security agreement with SVB, now a division of First Citizens Bank & Trust Company. In November 2023, this facility was amended which reduced the letter of credit sublimit from $60.0 million to $45.0 million. As of December 31, 2023, for so long as we are unable to satisfy a minimum consolidated adjusted EBITDA covenant, we are required to cash collateralize our obligations under the SVB loan agreement.

Future Cash Obligations

Our estimated future obligations as of December 31, 2023 include both current and long-term obligations. Our debt obligations, including both capitalized to-date and future paid-in-kind interest through the election date of June 2024, totaled $196.3 million as of December 31, 2023, of which $168.7 million was short-term, and the remainder was long-term. Interest on the foregoing debt obligations is payable in cash after the June 2024 election date. Additionally, we had $37.6 million of irrevocable standby letters of credit outstanding which were collateralized by our restricted cash, all of which represents a long term cash obligation. Under our operating leases as discussed in Note 9, Leases, in the notes to our consolidated financial statements included in this Annual Report on Form 10-K, we had a current obligation, before imputed interest, of $288.9 million and a long-term obligation, before imputed interest, of $1.5 billion as of December 31, 2023.

Operating lease obligations primarily represent the initial contracted term for leases that have commenced as of December 31, 2023, not including any future optional renewal periods. In addition, as of December 31, 2023, we have entered into leases that have not yet commenced with no short-term future lease payments and long-term future lease payments totaling $0.8 billion, excluding purchase options, that are not yet recorded on the consolidated balance sheets and are not reflected in the figure above. These leases will commence between 2024 and 2026 with lease terms of five to 20 years.

The Company has undertaken a portfolio optimization program, which involves discussions with landlords about renegotiating the terms of leases primarily at certain underperforming properties. This process has resulted and may result in contract modifications resulting in changes to rent amounts, lease durations, or other provisions of our lease agreements and in the termination of certain leases leading to the transition of certain properties over time and the incurrence of certain expenses, including but not limited to impairment charges, which could be material.

Cash Flow Information

The following table sets forth our cash flows (in thousands):

	Year ended December 31,
	2023	2022	$ Change
Net cash used in operating activities	$(110,904)	$(149,988)	$39,084
Net cash used in investing activities	(12,362)	(29,693)	17,331
Net cash (used in) provided by financing activities	(32,232)	400,599	(432,831)
Effects of foreign exchange on cash	2,809	(1,673)	4,482
Net change in cash, cash equivalents, and restricted cash	$(152,689)	$219,245	$(371,934)

Operating Activities

Net cash used in operating activities decreased year-over year, primarily due to an improvement in our operating loss performance on the 29.5% increase in revenue. Cash used in operating activities is subject to variability period-over-period as a result of timing differences, including with respect to the collection of receivables and payments of interest expense, accounts payable, and other items, as well as variability in our stock price as it relates to fair value of the SPAC Warrants and Earn Out Liability.

Investing Activities

Net cash used in investing activities decreased year-over-year, primarily as a result of a decrease in purchases of property and equipment of $16.3 million, largely related to a decrease in purchases for furnishings and fixtures for our Live Units.

Financing Activities

Net cash provided by (used in) financing activities decreased year-over-year, primarily related to proceeds received in the year ended December 31, 2022 of $159.2 million from the Delayed Draw Notes, net of issuance costs and proceeds of $325.9 million from the Business Combination and PIPE offering, partially offset by an increase in proceeds from the issuance of debt of $3.0 million and an increase in cash outflows of $58.6 million for common stock issuance costs, primarily related to the close of the Business Combination, and to the $35.2 million partial repayment of the Delayed Draw Notes in the year ended December 31, 2023.

Off-Balance Sheet Arrangements

As of December 31, 2023, we had the following off-balance sheet arrangements:

Letters of Credit

We had $37.6 million of irrevocable standby letters of credit outstanding, which were collateralized by our restricted cash, of which $36.0 million were under our revolving credit facilities. Letters of credit are primarily used as a form of security deposits for the buildings and partial buildings we lease.

Surety Bonds

A portion of our leases are supported by surety bonds provided by affiliates of certain insurance companies. As of December 31, 2023, we had assembled commitments from six surety providers in the amount of $44.5 million, of which $40.8 million was outstanding and was an off-balance sheet arrangement. The availability, terms and conditions, and pricing of bonding capacity are dependent on, among other things, continued financial strength and stability of the insurance company affiliates providing the bonding capacity, general availability of such capacity, our corporate credit rating, and the general perception of our financial performance.

Indemnification Agreements

See Note 13, Commitments and Contingencies, to the consolidated financial statements included within Part II, Item 8 of this Annual Report on Form 10-K for additional information regarding our indemnification agreements.

Effect of Exchange Rates

Our changes in cash can be impacted by the effect of fluctuating exchange rates. Foreign exchange had a negative effect on cash in the year ended December 31, 2022, decreasing our total cash balance by $1.7 million at December 31, 2022, and a positive effect on cash in the year ended December 31, 2023, increasing our total cash balance by $2.8 million at December 31, 2023.

Critical Accounting Estimates

Our consolidated financial statements are prepared in accordance with U.S. GAAP. The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of our assets, liabilities, revenue, and expenses. We have identified certain policies and estimates as critical to our business operations and the understanding of our past or present consolidated results of operations, financial condition, and cash flows. These policies and estimates are considered critical because they have a material impact, or they have the potential to have a material impact, on our consolidated financial statements and because they require us to make significant judgments, assumptions, or estimates. We believe that the judgments, estimates, and assumptions used in the preparation of our financial statements are reasonable and appropriate, based on the information available at the time they were made. However, actual results may differ from those estimates, and these differences may be material.
Leases

Our cost of revenue primarily consists of rental expenses from buildings or portions of buildings that serve as accommodations for our guests. We also lease other properties such as warehouses to store furniture. Our rent payment schedules vary by lease term per executed lease agreements and can be monthly, quarterly, or bi-annually. A large majority of our leases contain provisions for rent abatement periods, rent escalation, and tenant improvement allowances. Certain leases require the payment of real estate taxes, insurance, utilities, and certain common area maintenance costs in addition to minimum rent payments. These amounts are expensed as incurred and are included within cost of revenue on our consolidated statement of operations if paid directly to the lessor, or in operations and support if paid to the authority assessing the cost for guest properties and within general and administrative on our consolidated statement of operations for our warehouses.

In accordance with Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842), (“ASU 2016-02” or Accounting Standards Codification (“ASC”) 842), at the inception of an arrangement, we determine whether the arrangement is or contains a lease based on the unique facts and circumstances present in the arrangement. Leases with a term greater than one year are recognized on the balance sheet as right-of-use assets and short-term and long-term lease liabilities, as applicable. We do not have material financing leases.

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

Impairment of Long-Lived Assets

Long-lived assets that are held and used by the Company are reviewed for impairment when events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Determination of recoverability of long-lived assets is based on an estimate of the undiscounted cash flows resulting from the use of the asset and its eventual disposition. If the carrying value of the long-lived asset is not recoverable on an undiscounted cash flow basis, impairment is recognized to the extent that the carrying value exceeds its fair value. Fair value is determined through various valuation techniques including discounted cash flow models, as well as other methods and approaches, as necessary.

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

In determining the need for a valuation allowance, we weigh both positive and negative evidence in the various jurisdictions in which we operate to determine whether it is more likely than not that our deferred tax assets are recoverable. We regularly assess all available evidence, including cumulative historic losses and forecasted earnings. Due to cumulative losses in the U.S. during the current and prior two years, including tax deductible stock compensation, and based on all available positive and negative evidence, we do not believe it is more likely than not that our net U.S. deferred tax assets will be realized as of December 31, 2023. Accordingly, a full valuation allowance has been established in the United States, and no deferred tax assets and related tax benefit have been recognized in the consolidated financial statements.

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

Recent Accounting Standards

See Note 3, Recently Issued Accounting Standards, to the consolidated financial statements included within Part II, Item 8 of this Annual Report on Form 10-K for additional information regarding recently adopted accounting standards and recently issued accounting standards not yet adopted.

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

Foreign Currency Exchange Risk

Sonder transacts business in multiple currencies worldwide. The most significant currency supporting Sonder’s operations for the years ended December 31, 2023 and 2022 was the United States (“U.S.”) dollar. Sonder’s international revenue, as well as costs and expenses denominated in foreign currencies, exposes it to the risk of fluctuations in foreign currency exchange rates against the U.S. dollar. Accordingly, Sonder is subject to foreign currency risk, which may adversely impact its financial results.

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

Sonder has not been exposed to, nor anticipates exposure to, material risks due to changes in interest rates. A hypothetical 100 basis points increase or decrease in interest rates would not have had a material impact on its consolidated financial statements as of December 31, 2023.

Recent increases in interest rates have caused and may continue to cause some property owners and developers to have difficulty financing, refinancing, or completing projects that we plan to lease or that are currently under contract with us. As a result, any such properties in our forecast property pipeline may never develop into new sources of revenue when we anticipated, or at all.

Inflation Risk

Many of our major markets, including the U.S., have been experiencing elevated inflation levels as a result of global supply and demand imbalances, where global demand continues to outpace current supplies. Inflationary pressures, particularly as they relate to construction costs for properties we plan to lease, rent escalations associated with changes in price indexes, and other material costs to our business, along with supply chain disruptions, could result in increases to our operating and capital costs that are not fixed, reductions in consumers’ willingness or ability to travel, and fewer units in our pipeline of potential leased properties. These economic variables are beyond our control and may adversely impact our business, results of operations, financial condition, and cash flows.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Sonder Holdings Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Sonder Holdings Inc. and subsidiaries (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of operations and comprehensive loss, mezzanine equity and stockholders’ deficit, and cash flows, for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and negative operating cash flows and is not in compliance with an affirmative debt covenant, which raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Restatement of 2022 and 2021 Financial Statements

As discussed in Note 2 to the financial statements, the accompanying 2022 and 2021 financial statements have been restated to correct misstatements.

Change in Accounting Principle

As discussed in Note 3 to the financial statements, effective January 1, 2022, the Company adopted FASB ASU No. 2016-02, Leases (“ASC 842”) using the optional transition method. This change in accounting principle is also communicated as a critical audit matter below.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing a separate opinion on the critical audit matters or on the accounts or disclosures to which they relate.

Leases — Refer to Notes 1 and 9 to the financial statements

Critical Audit Matter Description

The Company leases buildings or portions of buildings for guest usage, as warehouses to store furniture, and as corporate offices under operating lease agreements. The Company adopted ASC 842, Leases (“ASC 842”), effective January 1, 2022, using the modified retrospective method. As of December 31, 2023, lease ROU assets were $1.3 billion, current lease liabilities were $199 million, and non-current lease liabilities were $1.4 billion. In accordance with ASC 842, the Company determines whether an arrangement is or contains a lease, and how to account for the lease, based on the unique facts and circumstances present in the arrangement.

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

Long-lived Asset Impairment — Refer to Notes 1, 2, 7, and 9 to the financial statements

Critical Audit Matter Description

Long-lived assets that are held and used by the Company, including ROU assets, are reviewed for impairment when events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Determination of recoverability of long-lived assets is based on an estimate of the undiscounted cash flows resulting from the use of the asset and its eventual disposition. If the carrying value of the long-lived asset is not recoverable on an undiscounted cash flow basis, impairment is recognized to the extent that the carrying value exceeds its fair value. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values, and third-party independent appraisals, as necessary. Impairment charges recorded related to long-lived assets for the year ended December 31, 2023 were $59.2 million.

We identified long-lived asset impairment as a critical audit matter because the determination of the estimated future cash flows to assess the recoverability of long-lived assets requires significant management estimates and assumptions, specifically forecasting future revenue, property level costs, and costs of revenue. Additionally, the measurement of an impairment loss also involves determination of the fair value of the Company’s asset group, which includes estimates of market rental rates and discount rates.

Performing audit procedures to evaluate the reasonableness of the Company’s assumptions used in assessing and measuring the impairment of long-lived assets involved a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists and to deploy more experienced audit professionals.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to management's judgments regarding the estimated future cash flows, specifically projection of future revenue, property level costs, and costs of revenue growth assumptions and fair value of the asset group included the following, among others:

•We evaluated management's ability to reasonably estimate future cash flows by comparing actual results to management's historical forecasts.
•We evaluated the reasonableness of management's estimated future cash flows by comparing the projections to historical results, industry publications and other relevant publicly available information.
•With the assistance of our fair value specialists, we evaluated the appropriateness of the methodology utilized by management to estimate the fair value of the asset group.
•We evaluated the mathematical accuracy and consistency of the application of the Company's valuation model with the assistance of our fair value specialists, including the fair market rental rates utilized by management to estimate the fair value of the asset group.

/s/ DELOITTE & TOUCHE LLP
San Francisco, California
September 26, 2024
We have served as the Company’s auditor since 2019.

SONDER HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31, 2023 and 2022
(in thousands, except share data)

		2022
	2023	(As Restated)
Assets
Current assets:
Cash and cash equivalents	$95,763	$246,624
Restricted cash	40,734	42,562
Total cash, cash equivalents and restricted cash	136,497	289,186
Accounts receivable, net of allowance of $6,196 and $972 at December 31, 2023 and 2022, respectively	7,999	6,462
Prepaid expenses	5,366	8,776
Other current assets	11,345	9,424
Total current assets	161,207	313,848
Property and equipment, net	22,775	32,606
Operating lease ROU assets	1,322,135	1,136,647
Other non-current assets	15,150	15,525
Total assets	$1,521,267	$1,498,626

Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable	$23,560	$16,471
Accrued liabilities	38,626	33,896
Taxes payable	14,005	14,608
Deferred revenue	61,971	41,664
Current portion of long-term debt, net	168,710	—
Current operating lease liabilities	199,364	153,789
Total current liabilities	506,236	260,428
Non-current operating lease liabilities	1,389,580	1,163,233
Long-term debt, net	1,500	172,950
Other non-current liabilities	652	3,500
Total liabilities	1,897,968	1,600,111

Commitments and contingencies (Note 13)

Stockholders’ deficit:
Common stock (1)	1	1
Additional paid-in capital (1)	977,503	949,001
Cumulative translation adjustment	4,976	13,026
Accumulated deficit	(1,359,181)	(1,063,513)
Total stockholders’ deficit	(376,701)	(101,485)
Total liabilities and stockholders’ deficit	$1,521,267	$1,498,626

(1) Prior period balances have been adjusted to reflect the Reverse Stock Split at a ratio of 1-for-20 that became effective on September 20, 2023. See Note 1, Basis of Presentation, for additional information regarding the Reverse Stock Split.

See accompanying notes to consolidated financial statements.

SONDER HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
Years ended December 31, 2023, 2022, and 2021
(in thousands, except share data)

		2022	2021
	2023	(As Restated)	(As Restated)
Revenue	$602,066	$464,978	$234,145
Costs and operating expenses:
Cost of revenue (excluding depreciation and amortization)	392,898	327,607	202,323
Operations and support	212,913	204,026	143,083
General and administrative	112,082	131,877	105,671
Research and development	22,365	28,612	19,091
Sales and marketing	78,566	52,672	23,490
Impairment losses	59,165	82,050	—
Restructuring and other charges	2,119	4,033	—
Total costs and operating expenses	880,108	830,877	493,658
Loss from operations	(278,042)	(365,899)	(259,513)

Interest expense, net	25,409	21,505	44,090
Change in fair value of SPAC Warrants	(615)	(25,190)	—
Change in fair value of Earn Out Liability	(2,372)	(95,700)	—
Change in fair value of share-settled redemption feature and gain on conversion of convertible notes	—	(29,512)	—
Other (income) expense, net	(3,863)	7,407	(9,890)
Total non-operating expense (income), net	18,559	(121,490)	34,200
Loss before income taxes	(296,601)	(244,409)	(293,713)
(Benefit) provision for income taxes	(933)	622	242
Net loss	(295,668)	(245,031)	(293,955)

Basic and diluted net loss per common share (1)	$(27.04)	$(23.79)	$(499.67)

Other comprehensive loss:
Net loss	(295,668)	(245,031)	(293,955)
Change in foreign currency translation adjustment	(8,050)	5,727	1,633
Comprehensive loss	(303,718)	(239,304)	(292,322)
(1) Prior period balances have been adjusted to reflect the Reverse Stock Split at a ratio of 1-for-20 that became effective on September 20, 2023. See Note 1, Basis of Presentation, for additional information regarding the Reverse Stock Split.

See accompanying notes to consolidated financial statements.

SONDER HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF MEZZANINE EQUITY AND
STOCKHOLDERS’ DEFICIT
Years ended December 31, 2023, 2022, and 2021
(in thousands, except share data)

	Redeemable Convertible Preferred Stock		Exchangeable Preferred Stock		Common Stock		Exchangeable Series AA Stock		Post-Combination Exchangeable Common Stock		Additional Paid-in Capital(1)	Accumulated Translation Adjustment	Accumulated Deficit	Total Stockholders’ Deficit
	Shares(1)	Amount(1)	Shares(1)	Amount	Shares(1)	Amount(1)	Shares(1)	Amount	Shares	Amount
Balance at December 31, 2020 (As Restated)	3,783,233	$517,730	630,308	$49,733	358,487	$—	471,868	$—	—	$—	$13,899	$5,666	$(524,527)	$(504,962)
Retroactive adjustment to reflect the exchange ratio due to business combination	1,772,818	—	295,361	—	167,987	—	221,116	—	—	—	—	—	—	—
Balance at December 31, 2020 (As Adjusted and Restated)	5,556,051	$517,730	925,669	$49,733	526,474	$—	692,984	$—	—	$—	$13,899	$5,666	$(524,527)	$(504,962)
Issuance of Series E Convertible Preferred Stock	6,819	1,020	—	—	—	—	—	—	—	—	—	—	—	—
Exchange of Series AA stock to common stock	—	—	—	—	1,187	—	(1,187)	—	—	—	—	—	—	—
Exchange of Exchangeable Preferred Stock to Convertible Preferred Stock	699	—	(699)	—	—	—	—	—	—	—	—	—	—	—
Exercise of common stock options	—	—	—	—	105,830	—	—	—	—	—	3,841	—	—	3,841
Exercise of common stock warrants	—	—	—	—	4,117	—	—	—	—	—	120	—	—	120
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	25,247	—	—	25,247
Components of comprehensive loss:
Net loss (As Restated)	—	—	—	—	—	—	—	—	—	—	—	—	(293,955)	(293,955)
Change in cumulative translation adjustment	—	—	—	—	—	—	—	—	—	—	—	1,633	—	1,633
Balance at December 31, 2021 (As Restated)	5,563,569	$518,750	924,970	$49,733	637,608	$—	691,797	$—	—	$—	$43,107	$7,299	$(818,482)	$(768,076)

SONDER HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF MEZZANINE EQUITY AND
STOCKHOLDERS’ DEFICIT (continued)
Years ended December 31, 2023, 2022, and 2021
(in thousands, except share data)

	Redeemable Convertible Preferred Stock		Exchangeable Preferred Stock		Common Stock		Exchangeable Series AA Stock		Post-Combination Exchangeable Common Stock		Additional Paid-in Capital(1)	Accumulated Translation Adjustment	Accumulated Deficit	Total Stockholders’ Deficit
	Shares(1)	Amount(1)	Shares(1)	Amount	Shares(1)	Amount(1)	Shares(1)	Amount	Shares	Amount
Balance at December 31, 2021 (As Restated)	5,563,569	518,750	924,970	49,733	637,608	—	691,797	—	—	—	43,107	7,299	(818,482)	(768,076)
Conversion of Sonder Legacy Warrants from liabilities to equity	—	—	—	—	—	—	—	—	—	—	2,111	—	—	2,111
CEO promissory note settlement	—	—	—	—	(136,281)	—	—	—	—	—	—	—	—	—
Conversion of Sonder Legacy Warrants	—	—	—	—	7,761	—	—	—	—	—	1,243	—	—	1,243
Conversion of convertible note	—	—	—	—	950,855	—	—	—	—	—	159,173	—	—	159,173
Conversion of preferred stock	(5,563,569)	(518,750)	—	—	5,563,569	1	—	—	—	—	518,760	—	—	518,761
Issuance of common stock in connection with the business combination and PIPE offering	—	—	—	—	2,192,291	—	—	—	—	—	267,362	—	—	267,362
Assumption of SPAC Warrants upon consummation of business combination	—	—	—	—	—	—	—	—	—	—	(25,985)	—	—	(25,985)
Earn Out Liability recognized upon consummation of business combination	—	—	—	—	—	—	—	—	—	—	(98,117)	—	—	(98,117)
Issuance of Delayed Draw Warrants	—	—	—	—	—	—	—	—	—	—	5,598	—	—	5,598
Conversion of exchangeable stock in connection with the business combination	—	—	(924,970)	(49,733)	—	—	(691,797)	—	1,616,767	—	49,733	—	—	49,733
Exercise of common stock options	—	—	—	—	46,568	—	—	—	—	—	1,620	—	—	1,620
Vesting of restricted stock units	—	—	—	—	60,038	—	—	—	—	—	58	—	—	58
Conversion of exchangeable stock	—	—	—	—	597,307	—	—	—	(597,307)	—	1	—	—	1
Stock-based compensation (As Restated)	—	—	—	—	—	—	—	—	—	—	24,337	—	—	24,337
Components of comprehensive loss:
Net loss (As Restated)	—	—	—	—	—	—	—	—	—	—	—	—	(245,031)	(245,031)
Change in cumulative translation adjustment (As Restated)	—	—	—	—	—	—	—	—	—	—	—	5,727	—	5,727
Balance at December 31, 2022 (As Restated)	—	$—	—	$—	9,919,716	$1	—	$—	1,019,460	$—	$949,001	$13,026	$(1,063,513)	$(101,485)

SONDER HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF MEZZANINE EQUITY AND
STOCKHOLDERS’ DEFICIT (continued)
Years ended December 31, 2023, 2022, and 2021
(in thousands, except share data)

	Redeemable Convertible Preferred Stock		Exchangeable Preferred Stock		Common Stock		Exchangeable Series AA Stock		Post-Combination Exchangeable Common Stock		Additional Paid-in Capital(1)	Accumulated Translation Adjustment	Accumulated Deficit	Total Stockholders’ Deficit
	Shares(1)	Amount(1)	Shares(1)	Amount	Shares(1)	Amount(1)	Shares(1)	Amount	Shares	Amount
Balance at December 31, 2022 (As Restated)	—	$—	—	$—	9,919,716	$1	—	$—	1,019,460	$—	$949,001	$13,026	$(1,063,513)	$(101,485)
Exercise of common stock options	—	—	—	—	469	—	—	—	—	—	8	—	—	8
Vesting of restricted stock units	—	—	—	—	154,062	—	—	—	—	—	—	—	—	—
Conversion of exchangeable stock	—	—	—	—	306,478	—	—	—	(306,478)	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	28,494	—	—	28,494
Components of comprehensive loss:
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(295,668)	(295,668)
Change in cumulative translation adjustment	—	—	—	—	—	—	—	—	—	—	—	(8,050)	—	(8,050)
Balance at December 31, 2023	—	$—	—	$—	10,380,725	$1	—	$—	712,982	$—	$977,503	$4,976	$(1,359,181)	$(376,701)
(1) Prior period balances have been adjusted to reflect the Reverse Stock Split at a ratio of 1-for-20 that became effective on September 20, 2023. See Note 1, Basis of Presentation, for additional information regarding the Reverse Stock Split.

See accompanying notes to consolidated financial statements.

SONDER HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended December 31, 2023, 2022 and 2021
(in thousands)

		2022	2021
Cash flows from operating activities:	2023	(As Restated)	(As Restated)
Net loss	$(295,668)	$(245,031)	$(293,955)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	22,147	23,914	17,714
Stock-based compensation	28,494	24,337	25,247
Amortization of operating lease ROU assets	184,718	142,391	—
Impairment losses	59,165	82,050	—
Straight-line rent	—	—	37,525
(Gain) loss on foreign exchange	(5,691)	6,590	2,387
Capitalization of paid-in-kind interest on long-term debt	26,934	18,359	—
Amortization of debt issuance costs	12	151	2,378
Amortization of debt discounts	2,557	3,802	35,067
Change in fair value of share-settled redemption feature and gain on conversion of convertible notes	—	(29,512)	(14,834)
Change in fair value of warrants	—	—	2,148
Change in fair value of SPAC Warrants	(615)	(25,190)	—
Change in fair value of Earn Out Liability	(2,372)	(95,700)	—
Other operating activities	1,123	1,249	810
Changes in:
Accounts receivable, net	(2,591)	(2,522)	(3,067)
Prepaid expenses	3,657	(3,135)	4,400
Other current and non-current assets	(636)	8,390	(22,284)
Accounts payable	6,810	(21,506)	8,593
Accrued liabilities	3,839	19,105	10,762
Taxes payable	(727)	6,243	1,366
Deferred revenue	20,068	22,400	7,123
Operating lease ROU assets and operating lease liabilities, net	(162,327)	(86,410)	—
Other current and non-current liabilities	199	37	(1,329)
Net cash used in operating activities	(110,904)	(149,988)	(179,949)
Cash flows from investing activities:
Purchase of property and equipment	(10,566)	(26,897)	(15,603)
Capitalization of internal-use software	(1,796)	(2,796)	(5,426)
Net cash used in investing activities	(12,362)	(29,693)	(21,029)
Cash flows from financing activities:
Proceeds from Delayed Draw Notes	—	159,225	—
Repayment of debt and related fees	(35,240)	(27,745)	(18,776)
Proceeds from issuance of debt	3,000	—	162,366
Proceeds from business combination and PIPE offering	—	325,928	—
Common stock issuance costs	—	(58,555)	—
Proceeds from exercise of stock options and common stock warrants	8	1,746	3,961
Issuance of redeemable convertible preferred stock	—	—	1,020
Net cash (used in) provided by financing activities	(32,232)	400,599	148,571
Effects of foreign exchange on cash	2,809	(1,673)	(760)
Net change in cash, cash equivalents, and restricted cash	(152,689)	219,245	(53,167)
Cash, cash equivalents, and restricted cash at beginning of year	289,186	69,941	123,108
Cash, cash equivalents, and restricted cash at end of year	$136,497	$289,186	$69,941
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

On January 18, 2022, the Company consummated the previously announced business combination by and among Gores Metropoulos II, Inc. (“GMII”), two subsidiaries of GMII, and Sonder Operating Inc., a Delaware corporation formerly known as Sonder Holdings Inc. (“Legacy Sonder”) (the “Business Combination”). Refer to Note 16, Business Combination, for details of the transaction. The consolidated financial statements presented herein for the year ended December 31, 2021 represent the consolidated financial statements of Legacy Sonder.

Basis of Financial Statement Presentation and Principles of Consolidation

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”, “U.S. GAAP”, or “generally accepted accounting principles”). The consolidated financial statements present the results of operations, financial position, and cash flows of Sonder Holdings Inc., its wholly owned subsidiaries, and one variable interest entity (“VIE”) for which it is the primary beneficiary in accordance with consolidation accounting guidance. All intercompany balances and transactions have been eliminated in consolidation.

The Company accounts for its VIE in accordance with Accounting Standards Codification (“ASC”) 810, Consolidation and evaluates its ownership, contractual, and other interests in entities to assess whether it has a variable interest in entities in which it has a financial relationship and, if so, whether or not those entities are VIEs. For an entity to qualify as a VIE, ASC 810 requires the Company to determine if it is the primary beneficiary of the VIE, and, if so, to consolidate such entity into its consolidated financial statements. If the Company determines that it is not the primary beneficiary of the VIE, the ASC 810 requires the Company, to account for the investment or other variable interest in a VIE in accordance with applicable U.S. GAAP. The Company consolidates its VIE in which it holds a controlling financial interest, and is therefore deemed the primary beneficiary. Periodically, the Company reevaluates its ownership, contractual, and other interests in entities to determine whether any changes in its interest or relationship with an entity impacts the determination of whether it is still the primary beneficiary of such entity. As of December 31, 2023 and 2022, the Company’s consolidated VIE was not material to the consolidated financial statements.

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

The effects of the Reverse Stock Split have been reflected in these consolidated financial statements and the accompanying footnotes for all periods presented, which includes adjusting the description of any activity that may have been transacted on a pre-Reverse Stock Split basis.

Going Concern

The accompanying consolidated financial statements are prepared in accordance with general accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has a history of net losses and negative operating cash flows and expects to continue to incur additional losses in the future and is not in compliance with one affirmative debt covenant. The Company’s liquidity may be insufficient to meet its obligations for at least one year from the date of issuance of these financial statements, which raises substantial doubt about the Company’s ability to continue as a going concern.

Because the Company’s management has concluded that there is substantial doubt, which is not alleviated, about our ability to continue as a going concern for at least one year from the date of issuance of these financial statements, the associated financial statement opinion includes a going concern explanatory paragraph. Accordingly, this going concern determination and related financial statement opinion that includes a going concern explanatory paragraph is not in compliance with our affirmative covenants. If not cured within 30 days by obtaining a waiver from the purchasers under the Delayed Draw Notes Purchase Agreement, it would then constitute an Event of Default as defined therein. We are in discussions with the Purchasers under the Delayed Draw Notes Purchase Agreement to obtain a waiver for this potential Event of Default.

Management’s plans to address these conditions include: i) meet the requirements and milestones as described in Note 18 to obtain additional funds through recent arrangements, including $28.6 million from convertible preferred stock and $15 million from the Marriott agreement, ii) realize improved operations, including anticipated improvements from integration through the Marriott agreement, iii) renegotiate lease terms, including possible terminations, of certain properties, iv) implement cost-cutting initiatives, and v) negotiate a waiver of the debt covenant non-compliance.

There can be no assurances of the Company’s ability to realize these plans. As a result, these conditions raise substantial doubt about the Company’s ability to continue as a going concern for at least one year from the date of issuance of these financial statements.

As a result of the potential Event of Default, the indebtedness related to our Delayed Draw Notes as of December 31, 2023 has been reclassified from long-term debt, net to current portion of long term-debt, net. See Note 8, Debt, for additional information regarding the impacts to our debt reclassification related to the potential Event of Default to our Delayed Draw Notes.

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

Use of Estimates

The preparation of consolidated financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenue and expense during the reporting periods. Examples of where management makes estimates and assumptions included, but are not limited to the fair value of share-based awards, estimated useful life of long-lived assets, bad-debt allowances, valuation of intellectual property and intangible assets, contingent liabilities, valuation allowance for deferred tax assets, ROU asset impairment, and valuation of non-routine complex transactions, such as recognition of the Earn Out Liability and SPAC Warrants (both as defined below), among others. These estimates are based on information available as of the date of the consolidated financial statements; therefore, actual results could differ from those estimates.

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

Impairment of Long-Lived Assets

Long-lived assets that are held and used by the Company are reviewed for impairment when events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Determination of recoverability of long-lived assets is based on an estimate of the undiscounted cash flows resulting from the use of the asset and its eventual disposition. If the carrying value of the long-lived asset is not recoverable on an undiscounted cash flow basis, impairment is recognized to the extent that the carrying value exceeds its fair value. Fair value is determined through various valuation techniques including discounted cash flow models, as well as other methods and approaches, as necessary.

Any impairments to ROU assets, leasehold improvements, or other assets as a result of a sublease, abandonment, or other similar factor are recorded as an operating expense. Similar to other long-lived assets, the Company tests ROU assets for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets. For ROU assets, such circumstances may include subleases that do not fully recover the costs of the associated leases or a decision to abandon the use of all or part of an asset.

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

Certain leases contain variable costs such as real estate taxes, insurance, utilities, and certain common area maintenance costs in addition to minimum rent payments. These amounts are expensed as incurred and are included within cost of revenue if paid directly to the lessor or in operations and support if paid to the authority assessing the cost for the properties used for guests and within general and administrative for warehouses in the accompanying consolidated statements of operations and comprehensive loss.

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

Supplemental Cash Flow Information

The following table shows supplemental cash flow information (in thousands):

	2023	2022	2021
Supplemental disclosure of cash flow information:
Cash paid for income taxes during the year	$905	$490	$300
Cash paid for interest during the year	$2,464	$2,486	$4,550
Supplemental disclosure of non-cash investing and financing activities:
ROU assets acquired	$205,285	$312,478	$—
Conversion of Convertible Notes	$—	$159,173	$—
Conversion of Legacy Sonder Warrants	$—	$1,243	$—
Reclassification of liability-classified Legacy Sonder Warrants to equity	$—	$2,111	$—
Recognition of Earn Out Liability	$—	$(98,117)	$—
Recognition of SPAC Warrants	$—	$(38,135)	$—
Issuance of Delayed Draw Warrants	$—	$5,598	$—
Conversion of Post-Combination Exchangeable Shares	$—	$49,733	$—
Conversion of Redeemable Convertible Preferred Stock	$—	$518,760	$—
Reconciliation of cash and restricted cash:
Cash	$95,763	$246,624	$69,726
Restricted cash	40,734	42,562	215
Cash and restricted cash at end of period	$136,497	$289,186	$69,941

Fair Value Measurements

The Company applies fair value accounting for certain financial assets and liabilities that are recognized or disclosed at fair value in the consolidated financial statements on a recurring basis. Fair value is defined as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. U.S. GAAP establishes a hierarchical disclosure framework which prioritizes and ranks the level of market price observability used in measuring financial instruments at fair value. Refer to Note 6, Fair Value Measurement and Financial Instruments, for additional information.

Accounts Receivable, Net of Allowance for Expected Credit Losses

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

Property and Equipment, Net

Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are calculated using the straight-line method over the estimated useful lives of the assets. Estimated useful lives of the Company's assets are as follows:

Classification:	Estimated Useful Life
Furniture and fixtures	3 years
Computers, software, and office equipment	3 years
Internal-use software	2 years
Leasehold improvements	Shorter of remaining lease term or the estimated useful life of 3 years

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

Remeasurement gains and losses are included in other expense (income), net in the consolidated statements of operations and comprehensive loss. Monetary assets and liabilities are remeasured at the exchange rate on the balance sheet date, and nonmonetary assets and liabilities are measured at historical exchange rates.

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

General and Administrative

General and administrative costs primarily consist of personnel-related expenses for administrative functions, such as legal, finance and accounting, public policy, and human resources. It also includes certain professional services fees, technology expenses, bad debt expense, general corporate and director and officer insurance, and other corporate-level expenses the Company incurs to manage and support its operations. These costs are expensed as incurred.

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

Advertising Expenses

Advertising expenses, a majority of which consist of internet and social media marketing, were $15.4 million, $6.4 million, and $5.6 million for the years ended December 31, 2023, 2022, and 2021, respectively. These costs are expensed as incurred.

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

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the statement of operations and comprehensive loss as of the enactment date. A valuation allowance is recorded for deferred tax assets if it is more likely than not that some portion or all of the deferred tax assets will not be realized. As of December 31, 2023 and 2022, except in Canada, the Company has recorded a full valuation allowance against its deferred tax assets due to its history of losses.

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

Taxes payable on the Company’s consolidated balances sheets at December 31, 2023 and 2022 includes both income taxes payable and indirect taxes payable.

Net Loss Per Share

The Company applies the two-class method when computing net loss per share when shares are issued that meet the definition of a participating security. The two-class method determines net loss per share for each class of common stock and participating securities according to dividends declared or accumulated and participation rights in undistributed earnings. The two-class method requires earnings available to common stockholders for the period to be allocated between common stock and participating securities based upon their respective rights to receive dividends as if all earnings for the period had been distributed.

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
Note 2. Restatement of Previously Issued Financial Statements

Subsequent to the issuance of the consolidated financial statements for the year ended December 31, 2022, management identified errors, as described below, in previously issued financial statements. As a result the accompanying consolidated financial statements as of and for the years ended December 31, 2022 and December 31, 2021 have been restated from amounts previously reported.

Description of Misstatements
A.Operating lease right-of-use assets - The Company had various errors in its accounting for leases, including 1) unrecorded impairment losses of ROU lease assets, 2) misstatements in valuation determination, and 3) input errors of lease terms including modifications. Specifically, the Company identified that the asset group used in the evaluation of possible impairment should have been at the individual property level, which is the lowest level for which there are identifiable cash flows, rather than at a grouped or market level basis as previously used in the evaluation. The impact of assessing impairment at the individual property level resulted in $82.1 million of impairment losses for the year ended December 31, 2022 not previously recorded.
B.Operating lease-related - The Company identified various errors in the accounting for leases, including data inaccuracies regarding lease terms and computations, prepayments, other lease payments, and classification of certain expenses. The correction of these errors impact various balance sheet and statement of operations balances. Certain of these errors had been previously identified and corrected in the period identified. However, in order to properly determine the amounts in item A and to restate the Company’s financial statements, these prior out-of-period corrections are being restated to be included in the appropriate original periods.
C.Other errors - Similar to item B above, certain of the below errors had been previously identified and corrected in the period identified. These prior out-of-period corrections are being restated to be included in the appropriate original periods.
1.Errors in accounting for changes in the scheduled customer stay, related invoicing and collection, and other activity resulting in misstatements in revenue, costs of revenue, and associated balance sheet accounts.
2.Vendor payment related errors resulting in misstatements involving fixed assets, prepaid expense and associated income statement accounts.
3.Aged deposits that had not been timely written off resulting in misstatements involving fixed assets, prepaid expense and expenses.
4.Correction of classification for certain statement of operations line items.
5.Certain misstated current liabilities, primarily accrued liabilities and related income statement line items.
6.Change in fair value of SPAC Warrants had been misstated due to errors in determining fair value.
7.Stock-based compensation was misstated due to errors in accounting for repriced options and other stock awards.
8.Tax impact of the above error corrections.
9.Cumulative translation adjustment for the impact of the above error corrections.
10.Adjustment to accumulated deficit for the impact of the above error corrections.

Restatement Tables

A summary of the effects of the restatement are as follows:

CONSOLIDATED BALANCE SHEET
(in thousands, except share data)

	As of December 31, 2022
	As Previously	Restatement
	Reported	Adjustments	Reference	As Restated
Assets
Current assets:
Cash and cash equivalents	$246,624	$—		$246,624
Restricted cash	42,562	—		42,562
Total cash, cash equivalents and restricted cash	289,186	—		289,186
Accounts receivable, net of allowance	5,613	849	C1	6,462
Prepaid expenses	8,066	710	C2	8,776
Other current assets	10,065	(641)	C3	9,424
Total current assets	312,930	918		313,848
Property and equipment, net	34,926	(2,320)	A, C2	32,606
Operating lease ROU assets	1,209,486	(72,839)	A, B	1,136,647
Other non-current assets	16,270	(745)	C3	15,525
Total assets	$1,573,612	$(74,986)		$1,498,626

Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable	$16,082	$389	C5	$16,471
Accrued liabilities	20,131	13,765	B, C5	33,896
Taxes payable	14,418	190	C1, C4, C8	14,608
Deferred revenue	41,664	—		41,664
Current operating lease liabilities	158,346	(4,557)	A, B	153,789
Total current liabilities	250,641	9,787		260,428
Non-current operating lease liabilities	1,166,538	(3,305)	A, B	1,163,233
Long-term debt, net	172,950	—		172,950
Other non-current liabilities	3,430	70	C6	3,500
Total liabilities	1,593,559	6,552		1,600,111

Commitments and contingencies (Note 13)

Stockholders’ deficit:
Common stock	1	—		1
Additional paid-in capital	947,621	1,380	C7	949,001
Cumulative translation adjustment	12,985	41	A, C9	13,026
Accumulated deficit	(980,554)	(82,959)	C10	(1,063,513)
Total stockholders’ deficit	(19,947)	(81,538)		(101,485)
Total liabilities and stockholders’ deficit	$1,573,612	$(74,986)		$1,498,626

CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except share data)

	For the Year Ended December 31, 2022
	As Previously	Restatement
	Reported	Adjustments	Reference	As Restated

Revenue	$461,083	$3,895	C1, C2, C4, C5	$464,978
Costs and operating expenses:
Cost of revenue (excluding depreciation and amortization)	320,016	7,591	A, B, C3, C4	327,607
Operations and support	211,081	(7,055)	B, C2, C4, C5, C7	204,026
General and administrative	132,445	(568)	B, C1, C4, C5, C7	131,877
Research and development	28,896	(284)	C7	28,612
Sales and marketing	51,224	1,448	C1, C4, C7	52,672
Impairment loss	—	82,050	A	82,050
Restructuring and other charges	4,033	—		4,033
Total costs and operating expenses	747,695	83,182		830,877
Loss from operations	(286,612)	(79,287)		(365,899)

Interest expense, net	21,505	—		21,505
Change in fair value of SPAC Warrants	(25,260)	70	C6	(25,190)
Change in fair value of Earn Out Liability	(95,700)	—		(95,700)
Change in fair value of share-settled redemption feature and gain on conversion of convertible notes	(29,512)	—		(29,512)
Other expense (income), net	7,564	(157)	B	7,407
Total non-operating (income) expense, net	(121,403)	(87)		(121,490)
Loss before income taxes	(165,209)	(79,200)		(244,409)
Provision for income taxes	533	89	C8	622
Net loss	$(165,742)	$(79,289)		$(245,031)

Basic and diluted net loss per common share	$(16.09)	$(7.70)		$(23.79)

Other comprehensive loss:
Net loss	$(165,742)	$(79,289)		$(245,031)
Change in foreign currency translation adjustment	5,686	41	C9	5,727
Comprehensive loss	$(160,056)	$(79,248)		$(239,304)

CONSOLIDATED STATEMENT OF CASH FLOWS
(in thousands)

	For the Year Ended December 31, 2022
	As Previously	Restatement
	Reported	Adjustments	As Restated

Cash flows from operating activities:
Net loss	$(165,742)	$(79,289)	$(245,031)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	23,911	3	23,914
Stock-based compensation	22,957	1,380	24,337
Amortization of operating lease ROU assets	145,250	(2,859)	142,391
Impairment loss	—	82,050	82,050
Loss (gain) on foreign exchange	6,590	—	6,590
Capitalization of paid-in-kind interest on long-term debt	18,359	—	18,359
Amortization of debt issuance costs	151	—	151
Amortization of debt discounts	3,802	—	3,802
Change in fair value of share-settled redemption feature and gain on conversion of convertible notes	(29,512)	—	(29,512)
Change in fair value of SPAC Warrants	(25,260)	70	(25,190)
Change in fair value of Earn Out Liability	(95,700)	—	(95,700)
Other operating activities	2,206	(957)	1,249
Changes in:
Accounts receivable, net	(1,693)	(829)	(2,522)
Prepaid expenses	(3,016)	(119)	(3,135)
Other current and non-current assets	11,903	(3,513)	8,390
Accounts payable	(28,120)	6,614	(21,506)
Accrued liabilities	10,434	8,671	19,105
Taxes payable	6,074	169	6,243
Deferred revenue	22,400	—	22,400
Operating lease ROU assets and operating lease liabilities, net	(73,858)	(12,552)	(86,410)
Other current and non-current liabilities	(151)	188	37
Net cash used in operating activities	(149,015)	(973)	(149,988)
Cash flows from investing activities:
Purchase of property and equipment	(28,197)	1,300	(26,897)
Capitalization of internal-use software	(2,796)	—	(2,796)
Net cash used in investing activities	(30,993)	1,300	(29,693)
Cash flows from financing activities:
Proceeds from Delayed Draw Notes	159,225	—	159,225
Repayment of debt and related fees	(27,745)	—	(27,745)
Proceeds from business combination and PIPE offering	325,928	—	325,928
Common stock issuance costs	(58,555)	—	(58,555)
Proceeds from exercise of stock options and common stock warrants	1,746	—	1,746
Net cash provided by (used in) financing activities	400,599	—	400,599
Effects of foreign exchange on cash	(1,346)	(327)	(1,673)
Net change in cash, cash equivalents, and restricted cash	219,245	—	219,245
Cash, cash equivalents, and restricted cash at beginning of year	69,941	—	69,941
Cash, cash equivalents, and restricted cash at end of year	$289,186	$—	$289,186

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

	As Previously	Restatement
Accumulated Deficit	Reported	Adjustments	As Restated
Balance, December 31, 2020	$(520,425)	$(4,102)	$(524,527)
Balance, December 31, 2021	$(814,812)	$(3,670)	$(818,482)

Total Equity
Balance, December 31, 2020	$(500,860)	$(4,102)	(504,962)
Balance, December 31, 2021	$(764,406)	$(3,670)	$(768,076)

CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except share data)

	For the Year Ended December 31, 2021
	As Previously	Restatement
	Reported	Adjustments	Reference	As Restated

Revenue	$232,944	$1,201	C1, C2, C5, B	$234,145
Costs and operating expenses:
Cost of revenue (excluding depreciation and amortization)	201,445	878	C3	202,323
Operations and support	142,728	355	C2, C5	143,083
General and administrative	106,135	(464)	C1, C7	105,671
Research and development	19,091	—		19,091
Sales and marketing	23,490	—		23,490
Total costs and operating expenses	492,889	769		493,658
Loss from operations	(259,945)	432		(259,513)

Interest expense, net	44,090	—		44,090
Other income, net	(9,890)	—		(9,890)
Total non-operating expense, net	34,200	—		34,200
Loss before income taxes	(294,145)	432		(293,713)
Provision for income taxes	242	—		242
Net loss	$(294,387)	$432		$(293,955)

Basic and diluted net loss per common share	$(500.41)	$0.74		$(499.67)

Other comprehensive loss:
Net loss	$(294,387)	$432		$(293,955)
Change in foreign currency translation adjustment	1,633	—		1,633
Comprehensive loss	$(292,754)	$432		$(292,322)

CONSOLIDATED STATEMENT OF CASH FLOWS
(in thousands)

	For the Year Ended December 31, 2021
	As Previously	Restatement
	Reported	Adjustments	As Restated

Cash flows from operating activities:
Net loss	$(294,387)	$432	$(293,955)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	17,714	—	17,714
Stock-based compensation	25,247	—	25,247
Straight-line rent	37,525	—	37,525
Loss on foreign exchange	2,387	—	2,387
Amortization of debt issuance costs	2,378	—	2,378
Amortization of debt discounts	35,067	—	35,067
Change in fair value of share-settled redemption feature and gain on conversion of convertible notes	(14,834)	—	(14,834)
Change in fair value of warrants	2,148	—	2,148
Other operating activities	810	—	810
Changes in:
Accounts receivable, net	(3,067)	—	(3,067)
Prepaid expenses	4,991	(591)	4,400
Other current and non-current assets	(23,011)	727	(22,284)
Accounts payable	8,199	394	8,593
Accrued liabilities	10,762	—	10,762
Taxes payable	1,366	—	1,366
Deferred revenue	8,643	(1,520)	7,123
Other current and non-current liabilities	(1,329)	—	(1,329)
Net cash used in operating activities	(179,391)	(558)	(179,949)
Cash flows from investing activities:
Purchase of property and equipment	(16,161)	558	(15,603)
Capitalization of internal-use software	(5,426)	—	(5,426)
Net cash (used in) provided by investing activities	(21,587)	558	(21,029)
Cash flows from financing activities:
Repayment of debt and payment of early termination fees	(18,776)	—	(18,776)
Proceeds from issuance of debt	162,366	—	162,366
Proceeds from exercise of stock options and common stock warrants	3,961	—	3,961
Issuance of redeemable convertible preferred stock	1,020	—	1,020
Net cash provided by financing activities	148,571	—	148,571
Effects of foreign exchange on cash	(760)	—	(760)
Net change in cash, cash equivalents, and restricted cash	(53,167)	—	(53,167)
Cash, cash equivalents, and restricted cash at beginning of year	123,108	—	123,108
Cash, cash equivalents, and restricted cash at end of year	$69,941	$—	$69,941

Note 3. Recently Issued Accounting Standards

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

Recently Adopted Accounting Standards

In June 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which has subsequently been amended by ASUs 2018-19, 2019-04, 2019-05, 2019-10, and 2019-11. The guidance changes how entities measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. The guidance replaces the current ‘incurred loss’ model with an ‘expected loss’ approach. This generally will result in the earlier recognition of allowances for losses and requires increased disclosures. ASU 2016-13 was effective for public business entities for fiscal years beginning after December 15, 2019. In November 2019, the FASB issued amended guidance which defers the effective date for emerging growth companies for fiscal years beginning after December 15, 2022, and interim periods therein. The Company adopted this guidance on January 1, 2023 using the modified retrospective basis. The adoption did not have a material impact on the Company’s consolidated financial statements.

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

Recently Issued Accounting Standards Not Yet Adopted

On November 27, 2023, the FASB issued ASU No. 2023-07 Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. Among other new disclosure requirements, ASU 2023-07 requires companies to disclose significant segment expenses that are regularly provided to the chief operating decision maker. ASU 2023-07 will be effective for annual periods beginning on January 1, 2024 and interim periods beginning on January 1, 2025. ASU 2023-07 must be applied retrospectively to all prior periods presented in the financial statements. We are evaluating the disclosure impact of ASU 2023-07; however, the standard will not have a material impact on the Company’s consolidated financial statements.

On December 14, 2023, the FASB issued ASU No. 2023-09 Income Taxes (Topic 740): Improvements to Income Tax Disclosures. ASU 2023-09 requires companies to disclose, on an annual basis, specific categories in the effective tax rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold. In addition, ASU 2023-09 requires companies to disclose additional information about income taxes paid. ASU 2023-09 will be effective for annual periods beginning January 1, 2025 and will be applied on a prospective basis with the option to apply the standard retrospectively. We are evaluating the disclosure impact of ASU 2023-09 and its impact on the Company’s consolidated financial statements.

In March 2024, the SEC adopted final rules requiring public entities to provide certain climate-related information in their registration statements and annual reports. As part of the disclosures, entities will be required to quantify certain effects of severe weather events and other natural conditions in a note to their audited financial statements. The rules will be effective for annual periods beginning in calendar 2025. In April 2024, the SEC voluntarily stayed implementation of the final rules pending certain legal challenges. We are assessing the effect of the new rules on our consolidated financial statements and related disclosures.

Note 4. Revenue

The Company generates revenues primarily by providing accommodations to its guests. Direct revenue is generated from stays booked through Sonder.com, the Sonder app, or directly through the Company's sales personnel. Indirect revenue is generated from stays booked through OTAs.

Revenue disaggregated between direct and indirect revenue is as follows (in thousands):

	Year ended December 31,
	2023	2022	2021
Direct revenue	$282,923	$221,683	$120,617
Indirect revenue	319,143	243,295	113,528
Total revenue	$602,066	$464,978	$234,145

Revenue by geographic area is determined based on the location where the guest stays and is as follows (in thousands):

	Year ended December 31,
	2023	2022	2021
Americas:
United States	$370,825	$310,995	$159,179
Other Americas(1)	60,161	37,118	10,729
Total Americas	430,986	348,113	169,908
Europe and Middle East:
Great Britain	38,664	28,506	20,691
United Arab Emirates	68,019	51,140	31,380
Other	64,397	37,219	12,166
Total Europe and Middle East	171,080	116,865	64,237
Total revenue	$602,066	$464,978	$234,145

(1) As of December 31, 2023, 2022, and 2021, Other Americas is comprised of Canada and Mexico.

No individual guest represented over 10% of revenues for the years ended December 31, 2023, 2022, and 2021.

Three OTAs each represented approximately 23%, 14% and 12% of the Company’s revenue for the year ended December 31, 2023; two OTAs each represented approximately 20% of the Company’s revenue for the year ended December 31, 2022; and two OTAs each represented approximately 33% and 12% of the Company’s revenue for the year ended December 31, 2021.

One OTA represented approximately 17% of the gross accounts receivable balance at December 31, 2023 and four OTAs each represented approximately 24%, 18%, 17%, and 12% of the gross accounts receivable balance at December 31, 2022.
The following table summarizes the activity in the Company's allowance for expected credit losses balance (in thousands):

	Year ended December 31,
	2023	2022
Beginning balance	$972	$4,127
Additions	8,788	1,622
Write-offs, net of recoveries	(3,564)	(4,777)
Ending balance	$6,196	$972

Note 5. Balance Sheet Details

Other current assets

Other current assets consists of the following (in thousands):

	December 31,
	2023	2022
Non-income-related tax assets	$10,030	$8,100
Deposits due from landlords	844	287
Other current assets	471	1,037
Total other current assets	$11,345	$9,424

Other non-current assets

Other non-current assets consists of the following (in thousands):

	December 31,
	2023	2022
Long-term deposits due from landlords	$12,667	$14,672
Deferred tax assets	1,738	—
Debt issuance costs on undrawn credit facilities	518	666
Other non-current assets	227	187
Total non-current assets	$15,150	$15,525

Accrued liabilities

Accrued liabilities consists of the following (in thousands):

	December 31,
	2023	2022
Accrued legal expenses	$15,219	$1,074
Accrued compensation	4,395	5,102
Accrued direct costs (1)	3,754	2,358
Deferred FF&E allowances	2,459	13,299
Accrued other liabilities	12,799	12,063
Total accrued liabilities	$38,626	$33,896

(1) Direct costs include utilities, maintenance, insurance, cleaning, and other expenses related to the Company’s properties.

Note 6. Fair Value Measurement and Financial Instruments

Fair Value Hierarchy

Accounting standards require the Company to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

Level 1: Quoted prices in active markets. These are typically obtained from real-time quotes for transactions in active exchange markets involving identical assets.

Level 2: Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs are observable in active markets.

Level 3: Valuations derived from valuation techniques in which one or more significant inputs are unobservable.

A financial instrument’s classification within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement.

SPAC Warrants

As part of the GMII initial public offering (“GMII IPO”), GMII issued 9,000,000 public warrants (the “Public Warrants”) and 5,500,000 private placement warrants (the “Private Placement Warrants”), of which every 20 warrants are exercisable for one share of common stock at a price of $230.00 per common share (collectively, the “SPAC Warrants”).

Management has determined that the SPAC Warrants issued in the GMII IPO, which remained outstanding at consummation of the Business Combination and became exercisable for shares of the Company’s common stock, are subject to accounting treatment as a liability. At the consummation of the Business Combination and at December 31, 2023, the Company used the Public Warrants stock price to value the Public Warrants.

At consummation of the Business Combination, the Company used a Monte Carlo simulation methodology to value the Private Placement Warrants using Level 3 inputs, as the Company did not have observable inputs for the valuation. At December 31, 2022, the Company used the Black-Scholes option-pricing model to estimate the fair value of the Private Placement Warrants using Level 3 inputs. During the three months ended March 31, 2022, the Private Placement Warrants were transferred by the original holders and, in accordance with the contractual terms of the Private Placement Warrants, became Public Warrants upon transfer. As such, at December 31, 2023 and December 31, 2022 the Company used the Public Warrants stock price to value all SPAC Warrants.

At December 31, 2023, the SPAC Warrants were valued at $0.02 per warrant.

Refer to Note 10, Warrants and Stockholders' Deficit, for additional information about the SPAC Warrants.

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

At December 31, 2023, the Company used a Monte Carlo simulation methodology to value the Earn Out Liability using Level 3 inputs. The key assumptions used in the Monte Carlo simulation are related to expected share-price volatility of 80.0%, expected term of 3.54 years, risk-free interest rate of 4.0%, and dividend yield of 0%. The expected volatility at December 31, 2023 was derived from the volatility of comparable public companies.

Delayed Draw Warrants

The fair value of the Delayed Draw Warrants (as defined in Note 8, Debt) was estimated by separating the Delayed Draw Notes (as defined in Note 8, Debt) into the debt and warrants components and assigning a fair value to each component. The value assigned to the debt component was the estimated fair value as of the issuance date of similar debt without the warrants. The value assigned to the Delayed Draw Warrants component was estimated using the Black-Scholes option-pricing model using Level 3 inputs and was considered to be non-recurring in nature, in accordance with ASC 820, Fair Value Measurement. The warrants component was recorded as a debt discount, which is amortized using the effective interest method over the period from the date of issuance through the maturity date. Upon consummation of the Business Combination, the fair value of the Delayed Draw Warrants was $5.6 million and was included in additional paid in capital in the consolidated balance sheets.

Recurring Fair Value Measurements

At December 31, 2023, the Earn Out Liability and Public Warrants liability were included in other non-current liabilities in the consolidated balance sheets. The following table presents fair value information for liabilities measured at fair value on a recurring basis as of December 31, 2023 (in thousands):

	Level 1	Level 2	Level 3	Total
Earn Out Liability	$—	$—	$45	$45
Public Warrants	290	—	—	290
Total liabilities measured at fair value	$290	$—	$45	$335

At December 31, 2022, the Earn Out Liability and Public Warrants liability were included in other non-current liabilities in the consolidated balance sheets. The following table presents fair value information for liabilities measured at fair value on a recurring basis as of December 31, 2022 (in thousands):

	Level 1	Level 2	Level 3	Total
Earn Out Liability	$—	$—	$2,417	$2,417
Public Warrants	905	—	—	905
Total liabilities measured at fair value	$905	$—	$2,417	$3,322

The following table represents changes in the Company’s Level 3 liabilities measured at fair value on a recurring basis for the year ended December 31, 2023 (in thousands):

Level 3
Beginning balance, at January 1, 2023	$2,417
Change in fair value of Earn Out Liability	(2,372)
Ending balance, at December 31, 2023	$45

The following table presents changes in the Company’s Level 3 liabilities measured at fair value on a recurring basis for the year ended December 31, 2022 (in thousands):

Level 3
Beginning balance, at January 1, 2022	$33,610
Recognition of Earn Out Liability	98,117
Private Placement Warrants liability recognized upon consummation of Business Combination	14,465
Decrease in fair value of Earn Out Liability	(95,700)
Decrease in fair value of share-settled redemption feature upon conversion of Convertible Notes	(30,322)
Decrease in fair value of Private Placement Warrants Liability	(14,465)
Conversion of preferred stock warrant liabilities to equity	(3,288)
Ending balance, at December 31, 2022	$2,417

As discussed above, other than the transfer of the Private Placement Warrants when they became Public Warrants in 2022, there were no other transfers of financial instruments between valuation levels during the years ended December 31, 2023 and 2022.

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

Note 7. Property and equipment, net

Property and equipment, net consisted of the following (in thousands):

	December 31,
	2023	2022
Furniture and fixtures	$80,029	$72,483
Computers and software	12,026	11,013
Internal-use software	15,988	14,185
Office equipment and other	716	722
Leasehold improvements	5,054	1,995
Construction-in-progress (1)	777	1,435
Property and equipment	114,590	101,833
Less: accumulated depreciation	(91,815)	(69,227)
Property and equipment, net	$22,775	$32,606
(1) Primarily includes costs for internal-use software.

Depreciation and amortization expense for the years ended December 31, 2023, 2022, and 2021 was $22.1 million, $23.9 million, and $17.7 million, respectively.

For the years ended December 31, 2023 and 2022, the Company recognized $0.7 million and $3.0 million of impairment on various property and equipment which was recorded in impairment losses on the Company's consolidated statements of operations and comprehensive loss. There was no impairment recognized in 2021.

For the years ended December 31, 2023, 2022, and 2021, the Company disposed of $1.3 million, $2.6 million, and $2.5 million in property and equipment and likewise wrote off previously recognized accumulated depreciation of $0.3 million, $2.1 million, and $1.7 million, respectively.

For the year ended December 31, 2023, the Company recognized an immaterial loss on disposal. For the years ended December 31, 2022 and 2021, the Company recognized $0.3 million, and $0.7 million of loss on disposal. Loss on disposal was recorded in operations and support on the Company's consolidated statements of operations and comprehensive loss.

Note 8. Debt

Delayed Draw Notes Purchase Agreement

On December 10, 2021, the Company entered into a note and warrant purchase agreement (the “Delayed Draw Notes Purchase Agreement”) with certain private placement investors (“Purchasers”) for the sale of delayed draw notes in aggregate of $165.0 million to be available to the Company following the consummation of the Business Combination (the “Delayed Draw Notes”). The Delayed Draw Notes Purchase Agreement also provided for the issuance of warrants to purchase an aggregate of 123,750 shares of the Company’s common stock with an exercise price of $250.00 per share (the “Delayed Draw Warrants”).

In January 2022, upon consummation of the Business Combination, the Company drew $165.0 million in Delayed Draw Notes and issued Delayed Draw Warrants to purchase 123,750 shares of common stock to the Purchasers. The Delayed

Draw Notes have a maturity of five years from the date of issuance and are subject to interest on the unpaid principal amount at a rate per annum equal to the three-month secured overnight financing rate (“SOFR”) plus 9.0% payable in cash. At December 31, 2023, the effective interest rate of the Delayed Draw Notes was 17.4%. For the first two years, the Company elected payment-in-kind (“PIK”) interest, quarterly in arrears. The Delayed Draw Notes are secured by substantially all of the assets of the Company. The Delayed Draw Warrants expire five years after issuance.

On December 21, 2022, the Company entered into an amendment (the “First Notes Amendment”), between various obligors, guarantors, investors, and the collateral agent, which amended the Note and Warrant Purchase Agreement dated December 10, 2021. Among other things, the First Notes Amendment provided additional flexibility to the Company and its subsidiaries under certain of the negative covenants in the Purchase Agreement, including to permit transactions contemplated by the Loan Agreement and the Existing HSBC Letters of Credit and related cash collateral.

On November 6, 2023, the Company entered into an amendment (the “Second Notes Amendment”), which amended the Note and Warrant Purchase Agreement and the First Notes Amendment which: (i) extended the ability to pay interest in kind on the Delayed Draw Notes through July 19, 2024, (ii) provided for the repayment by the Company of $30.0 million of the outstanding principal amount of the Delayed Draw Notes, plus a prepayment premium of approximately $4.3 million, and (iii) added a minimum liquidity covenant and a minimum free cash flow covenant, each as more fully detailed in the amendment.

On June 10, 2024, the Company entered into an amendment (the “Third Notes Amendment”) which amended the Delayed Draw Notes Purchase Agreement, the First Notes Amendment, and the Second Notes Amendment. See Note 18, Subsequent Events, for additional information regarding the Third Notes Amendment.

On July 12, 2024, the Company entered into an amendment (the “Fourth Notes Amendment”) which amended the Delayed Draw Notes Purchase Agreement, the First Notes Amendment, the Second Notes Amendment, and the Third Notes Amendment. See Note 18, Subsequent Events, for additional information regarding the Fourth Notes Amendment.

On August 13, 2024, the Company entered into an amendment (the “Fifth Notes Amendment”) which amended the Delayed Draw Notes Purchase Agreement, the First Notes Amendment, the Second Notes Amendment, the Third Notes Amendment, and the Fourth Notes Amendment. See Note 18, Subsequent Events, for additional information regarding the Fifth Notes Amendment.

Going Concern Considerations and Potential Event of Default for Delayed Draw Notes Purchase Agreement

Because the Company’s management has concluded that there is substantial doubt, which is not alleviated, about our ability to continue as a going concern for at least one year from the date of issuance of these financial statements, the associated financial statement opinion includes a going concern explanatory paragraph. Accordingly, this going concern determination and related financial statement opinion that includes a going concern explanatory paragraph is not in compliance with our affirmative covenants. If not cured within 30 days by obtaining a waiver from the purchasers under the Delayed Draw Notes Purchase Agreement, it would then constitute an Event of Default as defined therein.

We are in discussions with the Purchasers under the Delayed Draw Notes Purchase Agreement to obtain a waiver for this potential Event of Default. We have reclassified the balances associated with our Delayed Draw Notes as of December 31, 2023 from long-term debt, net to current portion of long-term debt, net, which includes all related debt discount and unamortized deferred issuance costs, to reflect the potential Event of Default under the Delayed Draw Notes Purchase Agreement.

Equipment Financing Agreement

On July 25, 2023, the Company entered into a master equipment financing agreement (the “EFA”), which is accounted for as debt. In accordance with the agreement, the Company received approximately $3.0 million in exchange for conveying an interest in certain furniture, fixtures, and equipment (“FF&E”). The EFA contains customary terms and events of default and provides for 12 quarterly payments with an effective interest rate of approximately 12.8% as of December 31, 2023, which includes a balloon payment at the end of the term. The agreement matures in July 2026. Upon maturity, all interest in the subject FF&E will revert back to the Company.

Long term debt, net consisted of the following (in thousands):

	December 31, 2023	December 31, 2022
Delayed Draw Notes Purchase Agreement, including capitalized PIK interest	$180,199	$183,245
EFA	2,500	—
Less: debt discount related to Delayed Draw Warrants, net of amortization	(3,908)	(4,945)
Less: unamortized deferred issuance costs	(8,581)	(5,350)
Total debt, net	$170,210	$172,950
Less: current portion of long-term debt	(168,710)	—
Total long-term debt, net	$1,500	$172,950

At December 31, 2023, the current portion of long-term debt consisted of $167.7 million in principal on the Delayed Draw Notes Purchase Agreement and $1.0 million in principal on the EFA. The Company did not have any portion of long term debt that was current at December 31, 2022.

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

2022 Loan and Security Agreement

In December 2022, the Company entered into a loan and security agreement with Silicon Valley Bank (“SVB”) (now a division of First Citizens Bank & Trust Company) (the “2022 Loan and Security Agreement”) for a revolving line of credit in an aggregate principal balance of $60.0 million with a maturity date of December 21, 2025. The facility may be utilized for revolving loans or letter of credit issuances subject to terms of the agreement. As of December 31, 2023, all letters of credit under this facility are fully cash collateralized, and as a result, the Company may not draw against the facility pursuant to the terms of the agreement. The 2022 Loan and Security Agreement includes: (i) (x) a letter of credit fee for each letter of credit equal to 1.5% per annum of the dollar equivalent of the face amount of each letter of credit issued and (y) a letter of credit fronting fee equal to 0.25% per annum of the dollar equivalent of the face amount of each letter of credit issued, and (ii) an unused revolving line fee equal to 0.25% per annum of the average unused portion of the revolving line of credit.

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

In November 2023, the Company amended the 2022 Loan and Security Agreement. The amendment (i) removed the adjusted quick ratio financial covenant to which the Company was previously subject, (ii) updated certain financial reporting requirements, (iii) reduced the letter of credit sublimit from $60.0 million to $45.0 million, and (iv) permitted a prepayment of the Company’s existing subordinated secured notes.

At December 31, 2023, and as of the date the consolidated financial statements were issued, the Company is in compliance with all financial covenants related to the 2022 Loan and Security Agreement, as amended. Additionally, at December 31, 2023, there were no revolving borrowings outstanding under the 2022 Loan and Security Agreement. Outstanding letters of credit as of December 31, 2023 and December 31, 2022 were permitted under the 2022 Loan and Security Agreement and totaled $37.6 million and $38.8 million, respectively.

2022 Loan and Security Agreement Waiver related to Going Concern

Because the Company’s management has concluded that there is substantial doubt, which is not alleviated, about our ability to continue as a going concern for at least one year from the date of issuance of these financial statements, the associated financial statement opinion includes a going concern explanatory paragraph. We have entered into a Waiver Agreement on September 26, 2024 with Silicon Valley Bank, in which Silicon Valley Bank waived any Default or Event of Default (each as defined in the Loan Agreement) related to the covenant non-compliance resulting from the going concern explanatory paragraph.

Credit Facilities

2020 Credit Facility: In February 2020, Legacy Sonder entered into a revolving credit agreement (the “2020 Credit Facility”) for an aggregate principal balance of $50.0 million with a maturity date of February 21, 2023. In December 2022, the 2020 Credit Facility was terminated in conjunction with the Company obtaining the 2022 Loan and Security Agreement.

2020 Québec Credit Facility: In December 2020, a Canadian subsidiary of the Company entered into an agreement with Investissement Québec, a Quebecois public investment entity, that provides a loan facility of CAD $25.0 million and an additional loan, referred to as a conditional-refund financial contribution (“CRFC”), of CAD $5.0 million (the “2020 Québec Credit Facility”). The loan and the CRFC bear interest at a fixed rate of 6.0% per annum for a period of 10 years starting from the first date of the loan disbursement. At December 31, 2023 and 2022, the Company was in compliance with all financial covenants related to the 2020 Québec Credit Facility, but had not yet met the drawdown requirements, and as such, there have been no borrowings against the 2020 Québec Credit Facility. On July 29, 2024, the Company received formal notification from Investissement Québec that, at the Company’s request, the 2020 Québec Credit Facility had been terminated.

Restricted Cash

Throughout 2023 and 2022, the Company entered into multiple cash collateral agreements in connection with the issuance of letters of credit and corporate credit card programs. At December 31, 2023 and 2022, the Company had $40.7 million and $42.6 million, respectively, of cash collateral which is reported as restricted cash on the consolidated balance sheets.

Note 9. Leases

The Company leases buildings or portions of buildings for guest usage and warehouses to store furniture under noncancellable operating lease agreements which expire through 2045. The Company is required to pay property taxes, insurance, and maintenance costs for certain of these facilities.

The Company has lease agreements with lease and non-lease components and has elected to utilize the practical expedient to account for lease and non-lease components together in the consolidated statements of operations and comprehensive loss.

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

Components of lease expense are as follows (in thousands):

	Year ended December 31, 2023	Year Ended December 31, 2022 (As Restated)
Operating lease cost	$317,495	$265,656
Short-term lease cost	889	3,142
Variable lease cost	5,248	5,655
Total operating lease cost	$323,632	$274,453

Supplemental information related to operating leases is as follows (in thousands):

	Year ended December 31, 2023	Year Ended December 31, 2022 (As Restated)
Cash payments for operating leases	$285,080	$217,510
New operating lease ROU assets obtained in exchange for operating lease liabilities	$205,285	$312,478
Early lease terminations gain(1)	$10,145	$—
(1) In 2023, as part of the Portfolio Optimization Program, the Company began a detailed review of all properties. As many properties were previously impaired in 2022, certain leased properties modified in 2023 led to early terminations, resulting in a gain.

At December 31, 2023 and 2022, the weighted-average remaining lease term was 7.3 years and 7.5 years, respectively, and the weighted-average discount rate used to determine the net present value of the lease liabilities was 9.6% and 9.5%, respectively.

At December 31, 2023, remaining maturities for operating lease liabilities are as follows (in thousands):

For the year ended December 31,
2024	$288,864
2025	265,974
2026	255,220
2027	226,976
2028	197,742
Thereafter	593,088
Gross lease payments	1,827,864
Less: imputed interest	238,920
Total operating lease liabilities, net	$1,588,944

In addition to the operating lease liabilities noted above, at December 31, 2023, the Company entered into leases that have not yet commenced with future lease payments totaling $0.8 billion, excluding purchase options, that are not yet recorded on the consolidated balance sheets. For 2023, these leases will commence between 2024 and 2026 with non-cancelable lease terms of five to 20 years.

During the year ended December 31, 2023, the Company identified an impairment of its operating lease ROU asset and recorded a non-cash impairment charge in the amount of $58.5 million and $79.1 million for the years ended December 31, 2023 and 2022, respectively. The impairment charge relates to certain underperforming properties and is included within impairment losses in the consolidated statements of operations and comprehensive loss.

Note 10. Warrants and Stockholders' Deficit

The consolidated statements of stockholders’ deficit reflect the consummation of the Business Combination on January 18, 2022. As Legacy Sonder was deemed the accounting acquirer in the Business Combination with GMII, all periods prior to the closing date reflect the balances and activity of Legacy Sonder. The balances at December 31, 2021 from the consolidated financial statements of Legacy Sonder as of that date, share activity (redeemable convertible preferred stock, exchangeable shares, and common stock), and per share amounts were retroactively adjusted, where applicable, using the recapitalization exchange ratio of 1.4686. All redeemable convertible preferred stock classified as mezzanine equity was converted into common stock, and reclassified into permanent equity as a result of the Business Combination.

Reverse Stock Split

On September 20, 2023, the Company effected the 1-for-20 Reverse Stock Split of the outstanding shares of the Company’s common stock (including special voting common stock). The par value of one share of common stock and one share of special voting stock remained unchanged as a result of the Reverse Stock Split. Refer to Note 1 for additional details regarding the Reverse Stock Split. All share and per share information within the consolidated financial statements have been retroactively restated to reflect the Reverse Stock Split.

Preferred Stock Warrants

Upon consummation of the Business Combination, (i) the Company’s Series A and Series B preferred stock warrants were converted into 7,761 post-combination shares of the Company’s common stock for a value of $1.2 million, and (ii) the former Series C and Series D preferred stock warrants automatically converted into warrants to purchase shares of the Company’s common stock.

The Series C and Series D preferred stock warrants are accounted for as equity in accordance with ASC 815-40, Derivatives and Hedging – Contracts on an Entity’s Own Equity (“ASC 815-40”). Upon consummation of the Business Combination, the Company reclassified $2.1 million related to such warrants from other non-current liabilities to equity in the consolidated balance sheet.

Common Stock Warrants

Former Series C and D Preferred Stock Warrants: In connection with the Business Combination as indicated above, the Company had outstanding warrants to purchase 21,281 shares of common stock as of December 31, 2023 and December 31, 2022.

Delayed Draw Issuance: On June 10, 2024, in connection with the Third Notes Amendment, purchasers of Delayed Draw Notes also received detachable warrants (the “Warrants”) to purchase an aggregate of 475,264 shares of the Company’s Common Stock, each with an exercise price of $0.01 per share and an expiration date five years after the issuance date. The purchasers of the Delayed Draw Notes were also provided with customary registration rights for the shares issuable upon exercise of the Warrants.

Delayed Draw Warrants: The Delayed Draw Warrants which were outstanding as of December 31, 2023 and December 31, 2022 were issued to the original purchasers of Delayed Draw Notes and were accounted for as equity-classified warrants in accordance with ASC 815-40. Upon consummation of the Business Combination, the value of the Delayed Draw Warrants was $5.6 million and was recorded within additional paid-in capital in the consolidated balance sheets. The purchasers of the Delayed Draw Notes were also provided with customary registration rights for the shares issuable upon exercise of the Delayed Draw Warrants. Such warrants were canceled in connection with the issuance of the June 10, 2024 Third Notes Amendment as described in the Subsequent Events note.

SPAC Warrants: The Public Warrants remained outstanding upon consummation of the Business Combination and became exercisable for whole shares of common stock. The Public Warrants will expire on January 18, 2027, or earlier upon redemption or liquidation. The Private Placement Warrants had terms and provisions that were identical to those of the Public Warrants, except that the Private Placement Warrants could be physical (cash) or net share (cashless) settled and were not redeemable, so long as they were held by Gores Metropoulos Sponsor II, LLC (the “Sponsor”) or its permitted transferees, and are entitled to certain registration rights. As discussed in Note 6, Fair Value Measurement and Financial Instruments, during the three months ended March 31, 2022, the Private Placement Warrants were transferred by the warrant holders in accordance with the terms of the Private Placement Warrant agreement and became Public Warrants.

The SPAC Warrants are accounted for as liabilities, as there are certain terms and features of the warrants that do not qualify for equity classification in accordance with ASC 815-40. The fair value of the SPAC Warrants at December 31, 2023 was a liability of $0.3 million and was recorded in other non-current liabilities in the consolidated balance sheet. At December 31, 2022, the fair value of the Public Warrants was a liability of $0.9 million and was recorded in other non-current liabilities in the consolidated balance sheets. During 2023, the Company recorded $12.2 million as an adjustment to the initial recorded fair value of $23.7 million for the Public Warrants upon consummation of the Business Combination. This adjustment was made as a $12.2 million reduction to the originally recorded additional paid in capital and a corresponding reduction to other income in the consolidated statements of operations and comprehensive loss. The change in fair value of $11.1 million for the year ended December 31, 2022 is reflected as non-operating income in the consolidated statements of operations and comprehensive loss.

Exchangeable Stock

Upon consummation of the Business Combination on January 18, 2022, each share of Sonder Canada Inc. (“Legacy Sonder Canada”) exchangeable common stock (“Legacy Sonder Canada Exchangeable Stock” and collectively, “Legacy Sonder Canada Exchangeable Shares”) was exchanged into a new series of the same class of virtually identical Legacy Sonder Canada Exchangeable Common Stock (“Post-Combination Exchangeable Common Stock” and collectively, “Post-Combination Exchangeable Shares”) exchangeable for the Company’s common stock. On that date, all the Legacy Sonder Canada Exchangeable Shares were automatically converted into 1,616,767 Post-Combination Exchangeable Shares for a value of $49.7 million.

The Company had the following authorized and outstanding Post-Combination Exchangeable Common Stock (in thousands except per share amounts):

	December 31, 2023	December 31, 2022
Shares Authorized	2,000,000	2,000,000
Shares Issued and Outstanding	712,982	1,019,460
Issuance Price Per Share	$30.80	$30.80
Net Carrying Value	$21,960	$31,399
Aggregate Liquidation Preference	$21,960	$31,399

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

The Company had reserved the following shares of common stock for future issuance:

	December 31, 2023	December 31, 2022
Post-Combination Exchangeable Common Shares	712,982	1,019,460
Outstanding stock options	2,685,922	1,833,950
Outstanding restricted stock units (“RSUs”)	359,175	584,590
Outstanding market stock units (“MSUs”)	567,500	602,998
Outstanding Public Warrants liability	724,997	724,997
Shares issuable pursuant to Earn Out Liability	725,000	725,000
Outstanding Delayed Draw Notes warrants liability	123,750	123,750
Outstanding former Series C and D preferred stock warrants liability	21,281	21,281
Shares available for grant under the Employee Stock Purchase Plan	353,024	243,646
Shares available for grant under the 2021 Equity Incentive Plan	569,715	444,388
Shares available for grant under the 2023 Inducement Equity Incentive Plan	141,800	—
Total common stock reserved for future issuance	6,985,146	6,324,060

Note 11. Equity Incentive Plans and Stock-Based Compensation

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

Each Legacy Sonder stock option from the Legacy Equity Incentive Plans that was outstanding immediately prior to consummation of the Business Combination, whether vested or unvested, was converted into an option to acquire a number of shares of common stock (the “Exchanged Options”) equal to the product of: (i) the number of shares of Legacy Sonder common stock subject to such Legacy Sonder option immediately prior to consummation of the Business Combination; and (ii) the recapitalization option exchange ratio, as discussed in Note 16, Business Combination. The Exchanged Options are exercisable at an exercise price per share equal to: (i) the exercise price per share of such Legacy Sonder option immediately prior to consummation of the Business Combination; divided by (ii) the recapitalization exchange ratio. Except as specifically provided in the Merger Agreement (as defined in Note 16, Business Combination), following the Business Combination, each Exchanged Option will continue to be governed by the same terms and conditions as were applicable to the corresponding former Legacy Sonder option immediately prior to the Business Combination. All stock option activity was retroactively restated to reflect the Exchanged Options.

Sonder Holdings Inc. 2021 Management Equity Incentive Plan: In connection with the Business Combination, GMII’s stockholders approved the 2021 Management Equity Incentive Plan (the “2021 Management Equity Incentive Plan”). Employees, including directors and officers, and consultants who receive awards under the 2021 Management Equity Incentive Plan may receive their pro-rata share of awards up to an aggregate of 725,000 shares of common stock that will vest upon the common stock achieving certain benchmark share prices as contemplated by the Merger Agreement (as defined in Note 16, Business Combination). If these benchmark share prices are not achieved within the period specified in the Merger Agreement (as defined in Note 16, Business Combination), the unvested awards will not be issued.

Sonder Holdings Inc. 2021 Equity Incentive Plan: In connection with the Business Combination, GMII’s stockholders approved the 2021 Equity Incentive Plan (the “2021 Equity Incentive Plan”). The 2021 Equity Incentive Plan became effective upon consummation of the Business Combination and succeeds the Legacy Equity Incentive Plans. Under the 2021 Equity Incentive Plan, the Company may grant options, stock appreciation rights, restricted stock, RSUs, and performance awards to employees, directors, and consultants. Options are granted at a price per share equal to the fair value of the underlying common stock at the date of grant. Options granted are exercisable over a maximum term of 10 years from the date of grant. RSUs typically have a cliff vesting period of one year and continue to vest quarterly thereafter. The Company is authorized to issue up to 1,300,119 shares under this plan, of which 569,715 shares remain available for future grants at December 31, 2023.

The total number of shares that may be issued under the 2021 Equity Incentive Plan will automatically increase on the first trading day of each calendar year, which began in calendar year 2022, by a number of shares equal to the lesser of: (i) 1,641,008 shares; (ii) 12.5% of the total number of shares outstanding as of immediately following consummation of the Business Combination (including the number of shares of common stock reserved for issuance upon the exchange of Canadian Exchangeable Shares (as defined in the Merger Agreement) issued in the Sonder Canada Share Capital Reorganization (as defined in the Merger Agreement) corresponding to shares of company special voting stock to be issued immediately following consummation of the Business Combination); (iii) five percent (5.0%) of the total number of shares outstanding on the last day of the immediately preceding fiscal year; and (iv) a lesser number of shares determined by the administrator.

Sonder Holdings Inc. 2021 Employee Stock Purchase Plan: In connection with the Business Combination, GMII’s stockholders approved the 2021 Employee Stock Purchase Plan (the “ESPP”). The ESPP allows eligible employees to purchase shares of the Company’s common stock at 85.0% of stock price on the first trading day of the offering period or on the last day of the offering period, whichever is lower. Employees can contribute up to 15.0% of their eligible compensation to purchase shares. The ESPP provides for either (i) 27-month offering period, or (ii) such shorter period as may be established by the administrator from time to time. The Company is authorized to issue up to 353,024 shares under the ESPP, all of which remain available for future issuance as of December 31, 2023.

The number of shares of common stock available for issuance under the ESPP will automatically be increased on the first day of each fiscal year, which began in calendar year 2022 and ends in the 2041 fiscal year, equal to the least of: (i) 328,202 shares of common stock; (ii) 2.5% of the total number of shares of common stock outstanding immediately following consummation of the Business Combination (including the number of shares of common stock reserved for issuance upon the exchange of Canadian Exchangeable Shares (as defined in the Merger Agreement) issued in the Sonder Canada Share Capital Reorganization (as defined in the Merger Agreement) corresponding to shares of Company special voting stock to be issued immediately following consummation of the Business Combination); (iii) one percent (0.1%) of the outstanding shares of Common Stock on the last day of the immediately preceding fiscal year; or (iv) a lesser number of shares determined by the administrator.

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

Stock-based Compensation Expense

Total stock-based compensation expense is as follows (in thousands):

	Year ended December 31,
	2023	2022	2021
Operations and support	$7,456	$4,880	$2,520
General and administrative	17,439	15,681	20,835
Research and development	3,265	3,387	1,740
Sales and marketing	338	389	152
Total stock-based compensation expense	$28,498	$24,337	$25,247

Stock Options: The Company measures stock-based compensation expense for stock options at the grant date fair value of the award and recognizes the expense on a straight-line basis over the requisite service period, which is generally the vesting period. The fair value of stock options is estimated using the Black-Scholes option-pricing model. During the years ended December 31, 2023, 2022, and 2021 the Company recorded stock-based compensation expense from stock options of approximately $19.7 million, $15.7 million, and $13.6 million, respectively.

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

The following table summarizes the key assumptions used to determine the fair value of the Company’s stock options granted to employees, non-employees, officers, and directors:

Year ended December 31,
	2023	2022	2021
Expected term (in years)	6.09 - 6.22	4.09 - 6.25	3.99 - 4.02
Expected volatility	50.4% - 51.2%	50.0% - 55.4%	62.7% - 64.2%
Dividend yield	—%	—%	—%
Risk-free interest rate	3.50% - 4.40%	1.79% - 4.34%	0.40% - 1.00%
Weighted-average grant-date fair value per share	$1.35 - $13.69	$17.40 - $42.60	$90.80 - $131.80

Option activity under the Company’s equity incentive plans is as follows (in thousands, except share data, and term in years):

	Options Outstanding
	Number of Options	Weighted- Average Exercise Price per Option	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Balance as of December 31, 2021	1,535,342	$51.00	8.48	$107,556
Granted	629,215	$39.20
Exercised	(46,568)	$33.60
Forfeited	(257,030)	$103.60
Canceled	(27,009)	$62.00
Balance as of December 31, 2022	1,833,950	$39.80	7.63	$88
Granted	1,301,035	$11.47
Exercised	(469)	$17.71
Forfeited	(305,787)	$31.94
Canceled	(142,806)	$74.32
Balance as of December 31, 2023	2,685,923	$25.28	7.85	$88
As of December 31, 2023
Options vested and exercisable	975,987	$34.77	6.08	$—
Options vested and expected to vest	2,685,923	$25.28	7.85	$88

The weighted-average grant-date fair value of options granted during the year ended December 31, 2023 was $6.13. The weighted-average grant-date fair value of options granted during the years ended December 31, 2022 and 2021 was $18.60 and $99.80, prior to application of the recapitalization exchange ratio discussed above. The total intrinsic value of options exercised during the year ended December 31, 2023 was de minimis. The total intrinsic value of options exercised during the years ended December 31, 2022 and 2021 was $2.7 million, and $14.5 million, respectively.

Performance and Market-Based Equity Awards:

The 2019 CEO Option Award. On November 15, 2023, the Legacy Sonder Board of Directors (the “Legacy Sonder Board”) granted an award to Francis Davidson, the Company’s Chief Executive Officer (“CEO”), for a total of 280,664 options (the “2019 CEO Option Award”), which Mr. Davidson exercised in full in December 2020, with a promissory note payable to the Company in the amount of $24.6 million (the “Promissory Note”). 102,059 of these options vest in 72 equal monthly installments starting as of October 1, 2017 (the “Service-Based Options”), subject to Mr. Davidson’s continuous employment with the Company, and 178,604 options are performance-based and vest upon completion of certain performance milestones, subject to Mr. Davidson’s continuous employment with the Company. 127,573 of the performance-based options were modified during the year ended December 31, 2021 and, as a result, vested in full, while the remaining 51,029 performance-based awards vest upon the Company achieving a certain market capitalization milestone (the “Market Capitalization Condition”).

The Promissory Note. The Promissory Note discussed above bore interest at the rate of 2.0% per annum, compounding semiannually. The principal amounts and accrued interest were due upon the consummation of the Business Combination. On January 14, 2022, the aggregate outstanding principal amount and interest under the Promissory Note was repaid in full as a result of Mr. Davidson selling 92,797 shares of Legacy Sonder common stock to the Company at a repurchase price of $277 per Legacy Sonder common share (number of shares and amount per share is not adjusted for the application of the recapitalization exchange ratio discussed above), which was equal to the fair value of a share of Legacy Sonder common stock as of the repurchase date, for a total aggregate repurchase price of $25.7 million.

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
The Company recognized $11.6 million in expense related to the acceleration of the IPO Condition and the Qualified Financing Condition during the year ended December 31, 2021, and did not recognize expense related to the IPO Condition or Qualified Financing Condition during the year ended December 31, 2023 and 2022. Additionally, during the year ended December 31, 2023 and 2022, the Company recognized $1.0 million and $1.5 million in stock-based compensation expense related to the vesting of the Market Capitalization Condition. The Company did not recognize expense related to the vesting of the Market Capitalization Condition during the year ended December 31, 2021.

The 2021 CEO Option Award. On February 18, 2021, the Legacy Sonder Board granted a total of 3,061,794 options to Mr. Davidson (the “2021 CEO Option Award”). The options vest upon the successful consummation of the Business Combination and upon certain share price milestones, subject to Mr. Davidson’s continuous employment at the Company during each such event. The Company recognized $0.9 million and $2.2 million in expense related to the 2021 CEO Option Award during the years ended December 31, 2023 and 2022, respectively, and did not recognize expense related to the 2021 CEO Option Award during the year ended 2021.

The grant-date fair value of the 2021 CEO Option Award was estimated using the Monte Carlo simulation. The grant-date fair value of the 2021 CEO Option Award on the grant date was $3.0 million.

2022 Modification of the 2019 CEO Option Award and the 2021 CEO Option Award. On December 28, 2022, the 2019 CEO Option Award shares subject to the Market Capitalization Condition and the 2021 CEO Option Award were amended. The amendments modified the vesting terms of the awards to align more closely with macroeconomic trends and the Company's performance. Prior to the amendments, the 2019 CEO Option Award included that the estimated price per share of the Company’s common stock that would be required to meet the market capitalization goal of $5.0 billion by November 19, 2026 was approximately $361.00. Pursuant to the amendments, adjustments were made to the performance goal required to be achieved by November 19, 2026 from a market capitalization goal of $5.0 billion to a stock price target of $105.40. Prior to the amendments, the 2021 CEO Option Award market value targets required to be achieved by December 31, 2023, December 31, 2024, and December 31, 2025 were approximately $304.00, $422.00, and $481.00. Pursuant to the amendment, the adjusted dates for the market value targets to be achieved, and the market value targets required to be achieved were changed to December 31, 2025 December 31, 2026 and December 31, 2027, and to $90.60, $127.80, and $142.80, respectively. The amendment represented a modification of the awards. The impact of the modification was immaterial to the consolidated financial statements for the year ended December 31, 2022 and resulted in approximately $1.5 million of incremental expense to be recognized in future years, over the remaining life of the awards.

RSUs: The fair value of the Company’s RSUs is expensed ratably over the vesting period. The Company’s RSUs generally vest over four years, with a cliff equal to one-fourth of the award after the first year, and then quarterly thereafter over the remaining service period. For the years ended December 31, 2023 and 2022, the Company recorded stock-based compensation expense from RSUs of approximately $6.1 million and $4.4 million, respectively. No stock-based compensation expense from RSUs was recorded in 2021.

RSU activity under the Company’s equity incentive plans is as follows:

	RSUs Outstanding
	Number of RSUs	Weighted- Average Grant Date Fair Value
Unvested as of December 31, 2022	583,707	$44.27
Granted	141,987	$12.19
Vested	(154,062)	$43.74
Forfeited	(212,457)	$39.04
Unvested as of December 31, 2023	359,175	$34.94

MSUs: In May 2022, the Company issued MSUs to certain key executives in accordance with the Company’s 2021 Management Equity Incentive Plan. One-sixth of the MSUs vest upon (including prior to but contingent on) the occurrence of each of six distinct triggering events, including if certain share price targets are met, within the five-year period ending July 17, 2027.

The Company determined the grant-date fair value of the MSUs using a Monte Carlo simulation. The Company recognizes stock-based compensation for the MSUs over the requisite service period, which is approximately four years, using the accelerated attribution method. During the year ended December 31, 2023, the Company did not grant MSUs. During the year ended December 31, 2022, the Company granted 725,000 MSUs at a total grant-date fair value of $4.2 million. During the year ended December 31, 2023 and 2022, the Company recognized approximately $0.8 million and $0.5 million, respectively, in stock-based compensation expense from MSUs. No stock-based compensation expense from MSUs was recorded in 2021.

Note 12. Net Loss per Common Share

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

The following tables set forth the computation of basic and diluted net loss per share (in thousands, except share data):

	Year ended December 31,
	2023	2022	2021
Numerator:
Net loss	$(295,668)	$(245,031)	$(293,955)
Denominator:
Weighted average basic and diluted common shares outstanding (1)	10,933,126	10,301,880	588,296
Net loss per common share:
Basic and diluted net loss per share	$(27.04)	$(23.79)	$(499.67)
(1) Prior period balances have been adjusted to reflect the Reverse Stock Split at a ratio of 1-for-20 that became effective on September 20, 2023. See Note 1, Basis of Presentation, for additional information regarding the Reverse Stock Split.

The following potential common shares outstanding were excluded from the computation of diluted net loss per share because including them would have been anti-dilutive:

	Year ended December 31,
	2023	2022	2021
Options to purchase common stock	2,685,923	1,833,950	1,533,994
Common stock subject to repurchase or forfeiture	75,901	95,662	121,645
Outstanding RSUs	359,175	584,591	—
Outstanding MSUs	567,500	602,999	—
Redeemable convertible preferred stock(1)	—	—	5,563,571
Exchangeable shares	712,982	1,019,461	1,614,827
Total common stock equivalents	4,401,481	4,136,663	8,834,037
(1)Includes the warrants reclassified to equity as of December 31, 2021 and those issued in connection with the 2018 Loan and Security Agreement and related amendment as of December 31, 2021.

Note 13. Commitments and Contingencies

Surety Bonds

A portion of the Company’s leases are supported by surety bonds provided by affiliates of certain insurance companies. At December 31, 2023, the Company had commitments from six surety providers in the amount of $44.5 million, of which $40.8 million was outstanding. The availability, terms and conditions, and pricing of bonding capacity are dependent on, among other things, continued financial strength and stability of the insurance company affiliates providing the bonding capacity, general availability of such capacity, and the Company’s corporate credit rating.

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

In February 2020, the Company was informed about an investigation underway by the New York City Department of Health and Mental Hygiene relating to possible Legionella bacteria contamination in the water supply at the Broad Street Property. Due to the failure of the owner of the Broad Street Landlord to address the Legionella bacteria contamination and the associated health risks posed to guests, the Company withheld payment of rent to the Broad Street Landlord on grounds of, among other reasons, constructive eviction. On July 30, 2020, the Broad Street Landlord sued Sonder USA Inc., Sonder Canada Inc., and Sonder Holdings Inc. for breach of the lease, seeking no less than $3.9 million in damages. The Company filed counterclaims against the Broad Street Landlord and the property management company for breach of contract, seeking significant damages. The Broad Street Landlord filed a motion for summary judgment. The hearing and oral argument for the summary judgment motion occurred on December 21, 2021. On October 13, 2023, the court issued an order granting the summary judgment motion with respect to liability for the claim for breach of guaranty against Sonder Canada Inc., the claim for breach of contract against Sonder USA Inc., and reasonable attorney’s fees; dismissing Sonder’s counterclaims; and ordering a trial for the amount of damages. On November 13, 2023, Sonder filed a notice of appeal of the October 13, 2023 court order on liability. On May 9, 2024, the appellate court affirmed the trial court’s order as to liability, but directed the trial court to allow Sonder the right to conduct discovery concerning the amount of the Broad Street Landlord’s alleged damages. Discovery has commenced in the trial court regarding the Broad Street Landlord’s alleged damages. The Broad Street Landlord has provided information in discovery indicating that through June 2024, it is seeking $36.9 million in alleged damages. A trial date to determine damages has not yet been set. On June 12, 2024, Sonder filed a motion in the appellate court seeking leave to reargue aspects of the appellate court’s order, or alternatively, for leave to appeal the order. On September 26, 2024, the appellate court granted Sonder’s motion to reargue and issued an order reversing the trial court’s decision to dismiss Sonder’s breach of contract claim related to the Broad Street Landlord’s failed to maintain the plumbing systems in good repair for the period prior to when Sonder began withholding payment of rent.
The Company establishes an accrued liability for loss contingencies related to legal matters when a loss is both probable and reasonably estimable. These accruals represent management’s best estimate of probable losses. The Company recorded an estimated accrual of $17.3 million and $5.8 million in the consolidated balance sheets as of December 31, 2023 and 2022, respectively. Management’s views and estimates related to these matters may change in the future, as new events and circumstances arise and the matters continue to develop. Until the final resolution of legal matters, there may be an exposure to losses in excess of the amounts accrued. With respect to outstanding legal matters, based on management’s current knowledge, the amount or range of reasonably possible loss will not, either individually or in the aggregate, have a material adverse effect on the Company’s business, results of operations, financial condition, and cash flows.

Tax Contingencies

The Company is subject to audit or examination by various domestic and foreign tax authorities with regards to tax matters. Income tax examinations may lead to ordinary course adjustments or proposed adjustments to the Company’s taxes or net operating losses with respect to years under examination as well as subsequent periods. Indirect tax examinations may lead to ordinary course adjustments or proposed adjustments to transaction taxes which may increase operating expenses. The Company establishes an accrued liability for loss contingencies related to tax matters when a loss is both probable and reasonably estimable. These accruals represent management’s best estimate of probable losses. The Company recorded estimated accruals of $6.8 million and $7.9 million in the taxes payable line item of the consolidated balance sheets as of December 31, 2023 and 2022, respectively, for such matters.

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

Indemnifications

The Company has entered into indemnification agreements with all of its directors. The indemnification agreements and its Amended and Restated Bylaws (the “Bylaws”) require the Company to indemnify these individuals to the fullest extent not prohibited by Delaware law. Subject to certain limitations, the indemnification agreements and Bylaws also require the Company to advance expenses incurred by its directors. No demands have been made for the Company to provide indemnification under the indemnification agreements or the Bylaws, and thus, there are no claims that management is aware of that could have a material adverse effect on the Company’s business, results of operations, financial condition, and cash flows.

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

Note 14. Income Taxes

The components of (benefit) provision for income taxes are as follows (in thousands):

	Year ended December 31,
Current:	2023	2022	2021
U.S. States	$217	$129	$113
Foreign	588	493	129
Total current provision for income taxes	$805	$622	$242
Deferred:
Foreign	$(1,738)	$—	$—
Total deferred benefit for income taxes	$(1,738)	$—	$—
Total (benefit) provision for income taxes	$(933)	$622	$242

The domestic and foreign components of loss before income taxes are as follows (in thousands):

	Year ended December 31,
	2023	2022	2021
Domestic	$(214,936)	$(152,680)	$(261,420)
Foreign	(81,665)	(91,729)	(32,293)
Loss before income taxes	$(296,601)	$(244,409)	$(293,713)

A reconciliation of (benefit) provision for income tax on loss before income taxes at the U.S. federal statutory rate of 21.0% compared with the Company’s actual (benefit) provision for income taxes is as follows:

	Year ended December 31,
	2023	2022	2021
Income tax provision at U.S. statutory rate	$(62,286)	$(51,326)	$(61,680)
Foreign tax rate differential	(674)	(1,810)	(7,645)
State income taxes, net of federal benefit	172	104	89
Tax credits	(827)	(873)	(1,753)
Stock-based compensation	3,196	2,035	1,388
Convertible debt instruments	(552)	(31,584)	5,399
Capital loss	—	16,105	(9,640)
Non-deductible expenses	189	951	184
Other, net	(7,698)	(6,023)	(2,545)
Change in valuation allowance	60,146	70,148	76,445
Impairment losses	7,401	2,895	—
Total (benefit) provision for income taxes	$(933)	$622	$242

The components of the Company’s net deferred tax assets and liabilities are as follows (in thousands):

	Year ended December 31,
	2023	2022
Deferred tax assets:
Net operating loss and capital loss carryforwards	$205,706	$173,444
Credit carryforwards	7,232	6,136
Fixed and intangible assets	20,339	18,698
Deferred revenue	13,531	10,112
Interest expense carryforward	15,823	9,255
Stock-based compensation	10,354	8,450
Operating lease liabilities	358,266	271,865
Other	21,024	12,352
Gross deferred tax assets	652,275	510,312
Valuation allowance	(361,038)	(283,142)
Total deferred tax assets, net of valuation allowance	$291,237	$227,170

Deferred tax liabilities:
Right-of-use assets	$289,499	$227,170
Net deferred tax assets	$1,738	$—

Realization of the deferred tax assets is dependent upon future taxable income, the amount and timing of which is uncertain. Accordingly, the U.S. federal and state deferred tax assets have been fully offset by a valuation allowance. With the exception of operations in Canada, the Company’s foreign deferred tax assets are fully offset by a valuation allowance. The valuation allowance increased by approximately $77.9 million and $77.6 million during the years ended December 31, 2023, and 2022, respectively.

As of December 31, 2023, the Company had tax net operating loss carryforwards for U.S. federal, state, and foreign purposes of approximately $612.4 million, $507.5 million, and $203.3 million, respectively. As of December 31, 2022, the Company had tax net operating loss carryforwards for U.S. federal, state, and foreign purposes, and capital loss carryforwards for foreign purposes of approximately $520.5 million, $452.4 million, $165.5 million, and $62.0 million, respectively.

Of the federal net operating loss carryforwards, $11.0 million will begin to expire in 2035, and $601.4 million will carry forward indefinitely. The state and foreign net operating loss carryforwards will begin to expire in 2027.

Utilization of the U.S. Federal and state net operating loss, tax credits, and disallowed business interest expense carryforwards is subject to an annual limitation due to the ownership change limitations provided by the U.S. Tax Code and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization.

Uncertain Tax Positions

The Company has adopted authoritative guidance, which prescribes a recognition threshold and measurement attribute for the consolidated financial statement recognition and measurement of uncertain tax positions taken, or expected to be taken, in its income tax return, and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.

The following is a reconciliation of the total amounts of unrecognized tax benefits (in thousands):

	Year ended December 31,
	2023	2022	2021
Beginning balance	$1,520	$1,353	$683
Addition: tax positions related to prior years	1	20	417
Addition: tax positions related to current year	275	274	253
Subtraction: tax positions related to prior years	—	(127)	—
Ending balance	$1,796	$1,520	$1,353

The Company files income tax returns in U.S. federal, various states, and international jurisdictions. All periods since inception are subject to examination by U.S. federal, state, and foreign authorities, where applicable. The Company is under examination by the Canada Revenue Agency (“CRA”) for the income tax returns filed for tax years ended December 31, 2018, and 2019. As of December 31, 2023, the examination is on-going, and no proposed adjustments have been provided by the CRA. There are currently no other pending income tax examinations. The Company’s 2019 through 2021 tax years remains subject to examination in the United States.

Note 15. Related Party Transactions

The Company did not have any material related party transactions in the year ended December 31, 2023. Additionally, all related party transactions that occurred during the year ended December 31, 2022 occurred prior to the consummation of the Business Combination and were satisfied in full prior to the consummation of the Business Combination; as a result, no such related party balances were included on the Company’s consolidated balance sheets as of December 31, 2022.

Note 16. Business Combination

On January 18, 2022, the Company closed the previously announced Business Combination pursuant to the Agreement and Plan of Merger, dated April 29, 2021 (as amended by the Amendment No. 1 to the Agreement and Plan of Merger, dated as of October 27, 2021 (collectively, the “Merger Agreement”), by and among GMII, Sunshine Merger Sub I, Inc., a

Delaware corporation and a direct, wholly-owned subsidiary of Second Merger Sub, Sunshine Merger Sub II, LLC, a Delaware limited liability company and a direct, wholly-owned subsidiary of GMII, and Legacy Sonder.

Pursuant to the Merger Agreement:
•holders of existing shares of Common Stock of Legacy Sonder, par value $0.000001 per share (the “Legacy Sonder Common Stock”) (following the conversion of each issued and outstanding share of Legacy Sonder’s preferred stock and the convertible promissory notes issued by Legacy Sonder to certain purchasers pursuant to the Note Purchase Agreement, dated March 12, 2021, as amended, into shares of Legacy Sonder Common Stock prior to the effective time of the First Merger), received approximately 7,027,202 shares of the Company’s Common Stock, pursuant to the recapitalization exchange ratio of 1.4686 shares for each share of Legacy Sonder Common Stock held;
•holders of existing shares of Special Voting Series AA Common Stock, par value $0.000001 per share (“Legacy Sonder Special Voting Common Stock”), received approximately 1,616,767 shares of the newly created Post-Combination Special Voting Common Stock, par value $0.0001 per share (“Post-Combination Special Voting Common Stock”), pursuant to the recapitalization exchange ratio of 1.4686 shares for each share of Legacy Sonder Special Voting Common Stock held;
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

As a result of the above, the share figures in the consolidated statement of mezzanine equity and stockholders’ deficit for the year ended December 31, 2022 have been adjusted for the application of the recapitalization exchange ratio of 1.4686 per share. In addition, all options were adjusted for the option exchange ratio of 1.5444 shares for each share of Legacy Sonder Stock Options held.

In addition to the consideration paid upon consummation of the Business Combination, immediately prior to consummation of the Business Combination, holders of Legacy Sonder Common Stock, Legacy Sonder Canada Exchangeable Common Shares, and warrants of Legacy Sonder were entitled to receive their pro-rata share of up to an aggregate of 725,000 additional shares of Common Stock as consideration as a result of the Common Stock achieving certain benchmark share prices as contemplated by the Merger Agreement.

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

Closing of Private Investment in Public Equity (“PIPE”) Investments

Pursuant to subscription agreements entered into in connection with the Merger Agreement, certain investors agreed to subscribe for an aggregate of 1,610,839 newly issued shares of Class A Stock (which became common stock upon the effectiveness of the Amended and Restated Certificate of Incorporation) for a purchase price of $309.4 million (the “PIPE Investment”). Upon consummation of the Business Combination, the Company consummated the PIPE Investment.

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

Note 17. Restructuring Activities

On June 9, 2022, the Company announced its Cash Flow Positive Plan, including a restructuring of its operations which resulted in an approximate 21.0% reduction of existing corporate roles and 7.0% reduction of existing frontline roles. As part of this restructuring, the Company incurred $4.0 million in one-time restructuring costs, all of which had been paid out as of December 31, 2023.

On March 1, 2023, the Company announced a restructuring plan affecting approximately 14.0% of the corporate workforce. As part of this restructuring, the Company incurred $2.1 million in one-time restructuring costs for the year ended December 31, 2023, all of which was paid out as of December 31, 2023.

These restructuring costs are included in restructuring and other charges in the consolidated statements of operations and comprehensive loss.

Note 18. Subsequent Events

Reduction in Force (Unaudited)

On February 20, 2024, the Company announced a reduction in force plan affecting 106 corporate roles, or 17% of the corporate workforce, which is estimated to lead to approximately $11 million in annualized cost savings. We substantially completed these efforts during the first quarter of 2024. Total costs and cash expenditures were approximately $3 million, primarily related to employee severance and benefits costs, and were recognized and paid in the first quarter of 2024.

Delayed Draw Notes Purchase Agreement Amendments

On June 10, 2024, the Company entered into the Third Notes Amendment to the Delayed Draw Notes Purchase Agreement which provides for (i) a permanent waiver of any non-compliance resulting from certain waived matters, (ii) the limited forbearance of certain rights and remedies available under the transaction documents, (iii) the amendment of certain financial covenants, and (iv) additional commitments with an aggregate principal amount of $10 million. In addition, purchasers of the Delayed Draw Notes also received detachable warrants (the “Warrants”) to purchase an aggregate of 475,264 shares of the Company’s Common Stock, each with an exercise price of $0.01 per share and an expiration date five years after the issuance date, and previously issued warrants to Delayed Draw Notes purchasers were canceled. Furthermore, the purchasers of Delayed Draw Notes were also provided with customary registration rights for shares issuable upon exercise of the newly issued Warrants. Subsequently, on June 10, 2024, the Company issued in a single draw an aggregate of $10 million of Delayed Draw Notes along with the aforementioned Warrants. The Company plans to use the proceeds for general corporate purposes.

On July 12, 2024, the Company entered into the Fourth Notes Amendment to the Delayed Draw Notes Purchase Agreement which provided for additional commitments with an aggregate principal amount of up to $6 million issuable at the Company’s election. On July 12, 2024, the Company issued the full additional commitment of $6 million of delayed draw subordinated secured notes. The Company plans to use the proceeds for general corporate purposes.

On August 13, 2024, the Company entered into the Fifth Notes Amendment to the Delayed Draw Notes Purchase Agreement which (i) extends the maturity date of all outstanding Delayed Draw Notes to December 10, 2027, (ii) extends the PIK interest payments through March 31, 2025, and at the option of the Delayed Draw Notes obligors further extends the PIK interest payments through December 31, 2026, and (iii) provides for additional commitments with an aggregate principal amount of up to $4 million. On August 13, 2024, the Company issued the full $4 million of Delayed Draw Notes. The Company plans to use the proceeds for general corporate purposes.

2022 Loan and Security Agreement Amendments

On June 10, 2024, the Company entered into an amendment (the “SVB Amendment”), by the Borrowers and SVB, which amended the Loan Agreement. Among other things, the SVB Amendment provided for (i) SVB’s consent with respect to the Notes Amendment, and (ii) a permanent waiver of any non-compliance resulting from certain waived matters.

On July 12, 2024, the Company entered into a further amendment to the Loan Agreement with SVB, which provided, among other things, for SVB’s consent with respect to the Fourth Notes Amendment described above.

On September 26, 2024, the Company entered into a Waiver Agreement (the “SVB Waiver”), by and among the Borrowers and SVB, in which SVB waived any Default or Event of Default each as defined in the Loan Agreement by and among the Borrowers and SVB related to the going concern explanatory paragraph.

Lawsuit Settlements

On July 24, 2024, the Company favorably settled two lawsuits related to certain property leases for a total of $7.5 million payable in three tranches of $2.5 million each. The Company received the first tranche in July 2024 with the remaining two payments forthcoming in 2025. The Company will recognize the settlement income when it is realized and earned accordingly in the periods of payment receipt.

Marriott License Agreement

On August 13, 2024, the Company entered into a License Agreement (the “Marriott Agreement”) with Marriott International, Inc. and Global Hospitality Licensing S.À R.L (together, “Marriott”), whereby the Company’s portfolio of properties is expected to join the Marriott system under a newly-created collection called “Sonder by Marriott Bonvoy.” Under the Marriott Agreement, the Company’s properties will become available for booking on Marriott’s digital platforms, including Marriott.com and the Marriott Bonvoy mobile app, and the Company will also gain access to Marriott’s global sales and marketing capabilities and distribution platform.

The initial term of the Marriott Agreement will expire 20 years after the Initial Onboarding Date, the date upon which our properties are integrated into the Marriott platform and systems, and is expected to be in the first quarter of 2025, and provides for extensions for two consecutive five-year renewal terms. The Marriott Agreement also includes other rights and provisions related to the term of the agreement.

The Company must comply with certain Marriott standards, including, among others, those related to data privacy, cyber security, fire protection and life safety, third-party distributions and use of intellectual property, and customary franchise terms, conditions and requirements, but our properties will otherwise generally follow the Company’s design, maintenance, renovation, and operating standards.

In consideration of the services and the license provided to the Company by Marriott, beginning on the Initial Onboarding Date, the Company will pay Marriott a royalty fee that increases over the first few years, up to a specified maximum, and various other fees, charges, and costs. The Company and Marriott will each pay its own technology and systems integration and launch costs.

Subject to the Company providing Marriott with reasonably satisfactory evidence that the Company has funded the Holistic Capital Solution (as defined in the Marriott Agreement) and there being no monetary, bankruptcy related or exclusivity default by the Company under the Marriott Agreement, Marriott will provide the Company with $15 million of Key Money in two tranches by March 31, 2025. If the Marriott Agreement is terminated for any reason, the Company must reimburse Marriott, before the effective date of the termination, the Unamortized Key Money.

During the first two years of the Marriott Agreement term, Marriott has agreed not to open any properties pursuant to an agreement for a Platform Transaction with certain specified Company competitors, subject to certain exclusions. For the duration of the term, subject to standard terms and processes, Marriott has agreed that it will designate the Company as an approved operator for the Apartments by Marriott Bonvoy brand worldwide. Also for the duration of the Marriott Agreement term, the Company has agreed not to open any Lodging Facility, unless the Company first proposes that it be included under the Marriott Agreement and Marriott confirms it is restricted from being included, in which case, the exclusivity will not apply so long as any third-party that the Company contracts with regarding such opening is not a Marriott Competitor.

Following the five year anniversary of the Marriott Agreement, the Company and Marriott will each have the right to terminate the agreement upon notice to the other party and payment of a termination fee and unamortized key money upon any transfer (or series of transfers) of: (i) 50% of more of the direct or indirect ownership interests in the Company to any Non-Controlled Person; (ii) 50% or more of the Company’s direct or indirect ownership interests in all of the Properties to any Non-Controlled Person; or (iii) the right to control the day-to-day management or operations of the Company or each Company party that owns, leases or operates a Property to any Non-Controlled Person.

Capitalized terms used but not defined in the foregoing description of the Marriott Agreement have the meanings ascribed to them in the agreement.

Series A Preferred Stock Issuance and Related Agreements

Securities Purchase Agreements

On August 13, 2024, the Company entered into Securities Purchase Agreements (the “Securities Purchase Agreements”) with certain qualified institutional buyers or accredited investors (collectively, the “Purchasers”) (the “Private Placement”) of an aggregate of 43.3 million newly issued shares of Series A Convertible Preferred Stock, par value $0.0001 per share (the “Preferred Stock”), in exchange for cash consideration in an aggregate amount of approximately $43.3 million. The sale of the Preferred Stock pursuant to the Securities Purchase Agreements will take place in two tranches, with the first tranche, comprised of approximately 14.7 million shares of preferred stock for an aggregate purchase price of approximately $14.7 million, that closed on August 13, 2024 and the second tranche, comprised of approximately 28.6 million shares of preferred stock for an aggregate purchase price of approximately $28.6 million, closing upon the satisfaction of certain closing conditions set forth in the Securities Purchase Agreements, including the Company filing this Annual Report on Form 10-K and its Quarterly Reports on Form 10-Q for the fiscal quarters ended March 31, 2024 and June 30, 2024 (together, the “SEC Documents”).

The shares of Preferred Stock issued and sold in the Private Placement are being issued and sold in reliance upon an exemption from the registration requirements of the Securities Act pursuant to Section 4(a)(2) thereof and Rule 506(b) thereunder.

A portion of the Preferred Stock is immediately convertible into approximately 2.2 million shares of the Company’s common stock, par value $0.0001 per share (the “Common Stock”). Following receipt of Stockholder Approval (as defined below), all 43.3 million shares of the Preferred Stock will be convertible into shares of Common Stock.

The Securities Purchase Agreements require the Company to hold a special meeting of stockholders within 30 calendar days of the filing of the SEC Documents for the purpose of obtaining stockholder approval of proposals to issue shares of Common Stock to the Purchasers in connection with the conversion of the Preferred Stock into Common Stock that would, absent such approval, violate Nasdaq Rules 5635(b), (c) and (d) (the “Stockholder Approval”). The Securities Purchase Agreements also require the Company to file a registration statement under the Securities Act of 1933, as amended (the “Securities Act”), within 30 calendar days of the filing of the SEC Documents with respect to the resale of shares of Common Stock receivable upon conversion of the Preferred Stock.

Francis Davidson, the Company’s Chief Executive Officer and Chairman of the Company’s Board of Directors, and Sanjay Banker, a member of the Company’s Board of Directors, are parties to Securities Purchase Agreements, with commitments of approximately $1,500,000, and $100,000, respectively, in the Private Placement. Mr. Davidson and Mr. Banker have each agreed that they may not convert any shares of Preferred Stock to Common Stock prior to the Company’s receipt of stockholder approval pursuant to Nasdaq Rule 5635(c).

The Securities Purchase Agreements grant the Purchasers the right to purchase up to 25% of any equity offering within the next five years (a “Subsequent Financing”). The Purchasers are entitled to participate on a pro-rata basis (determined by their proportionate participation in the Private Placement) at a purchase price equal to 75% of the purchase price of any other investor in such Subsequent Financing.

The Securities Purchase Agreements contain other representations, warranties and covenants of the Company and the Purchasers.

Certificate of Designation; Other Terms of Preferred Stock

In connection with the Private Placement, the Company filed the Certificate of Designation (the “Certificate of Designation”) creating the Preferred Stock and establishing the rights, preferences and other terms of the Preferred Stock. The Preferred Stock ranks senior to the Common Stock with respect to the payment of dividends and distribution of assets upon liquidation, dissolution and winding up, and has a liquidation preference equal to the original issue price of $1.00 per share of Preferred Stock, as adjusted for any stock dividends, splits, combinations and similar events on the Preferred Stock.

Holders of the Preferred Stock are entitled to receive, when, as and if declared by the board of directors of the Company, cumulative dividends in cash (subject to certain conditions), at a rate of (a) fifteen percent (15.00%) from August 13, 2024 through August 13, 2025, (b) ten percent (10.00%) from August 14, 2025 through August 13, 2027, and (c) five percent (5.00%) from August 14, 2027 through August 13, 2028 on the sum of (i) the liquidation preference per share of Preferred Stock and (ii) all accumulated and unpaid dividends (if any), payable quarterly, in arrears. Dividends accumulate on a daily basis from the most recent date as to which dividends have been paid, or, if no dividends have been paid, from the date of issuance of such shares of Preferred Stock (whether or not (i) any of the Company’s agreements prohibit the current payment of dividends, (ii) there shall be earnings or funds of the Company legally available for the payment of such dividends or (iii) the Company declares the payment of dividends), until the earlier of: (i) the date that the Company publicly reports that it has realized at least $87 million of free cash flow (representing cash used in operating activities plus cash used in investing activities) over a twelve month period; or (ii) August 13, 2028.

The Preferred Stock has no stated maturity and will remain outstanding indefinitely unless converted into Common Stock. The Preferred Stock will be convertible at the holders’ option into Common Stock at an initial conversion price of the lower of (i) $1.00 and (ii) a ten percent (10%) discount to the lowest daily VWAP of the Common Stock on the principal trading market therefor in the seven (7) trading days prior to the date of delivery of an Optional Conversion Notice (as defined in the Certificate of Designation); provided that the conversion price will not be less than $0.50, as adjusted for any stock dividends, splits, combinations or other similar events on the Common Stock or Preferred Stock.

In the event of a Fundamental Change (as defined in the Certificate of Designation), any holder of Preferred Stock may require the Company to redeem all or any portion of its Preferred Stock at a price per share equal to the greater of (i) the liquidation preference, plus an amount equal to all accumulated and unpaid dividends on such shares (including dividends accrued and unpaid on previously unpaid dividends) or (ii) the amount that such holder would have received in the Fundamental Change on an as-converted basis.

Until the Company has obtained the requisite Stockholder Approval, the holders of the Preferred Stock will not have any right to vote together with any other class of stock on any matters. Once the Stockholder Approval is obtained, holders of the Preferred Stock will be entitled to vote on an as-converted-to-Common-Stock basis as provided in the Certificate of Designation, have full voting rights and powers equal to the voting rights and powers of the holders of the Common Stock, and will be entitled to vote together with the Common Stock with respect to any question upon which holders of Common Stock have the right to vote. In addition, approval of holders of 70% of the shares of Preferred Stock is required to among other things (i) alter or change the terms of the Preferred Stock or of any other capital stock of the Company so as to affect adversely the Preferred Stock, (ii) create, authorize the creation of, or issue any Senior Securities or Parity Securities (as such terms are defined in the Certificate of Designation) to the Preferred Stock as to dividend, redemption or distribution of assets upon a Fundamental Change, (iii) increase or decrease the authorized number of shares of Preferred Stock, (iv) other than in connection with the Stockholder Approval, prior to July 1, 2025 increase the number of authorized shares of Common Stock, (v) issue more than a number of shares of Common Stock set forth in the Certificate of Designation prior to July 1, 2025, or (vi) issue any Preferred Stock except pursuant to the terms of the Securities Purchase Agreements.

Note 19. Restatement of Quarterly Results (Unaudited)

As further described in Note 2, the previously reported financial information for the quarters ended March 31, 2023, June 30, 2023, September 30, 2023, and the 2022 periods have been restated. Relevant restated financial information for these quarter end periods is included in the tables that follow. The unaudited interim financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented.

Restated amounts are computed independently each quarter; therefore, the sum of the quarterly amounts may not equal the total amount for the respective year due to rounding.

Presented below are the restated condensed consolidated balance sheets, condensed consolidated statements of operations and comprehensive loss and condensed consolidated statements of cash flows for each of the restated quarters.

CONDENSED CONSOLIDATED BALANCE SHEET (Unaudited)
(in thousands, except share data)

	March 31, 2023
	As Previously	Restatement
	Reported	Adjustments	As Restated
Assets
Current assets:
Cash and cash equivalents	$217,968	$—	$217,968
Restricted cash	28,436	—	28,436
Total cash, cash equivalents and restricted cash	246,404	—	246,404
Accounts receivable, net of allowance	6,990	174	7,164
Prepaid expenses	5,128	710	5,838
Other current assets	12,708	(641)	12,067
Total current assets	271,230	243	271,473
Property and equipment, net	35,432	(2,947)	32,485
Operating lease ROU assets	1,201,007	(49,252)	1,151,755
Other non-current assets	13,791	(745)	13,046
Total assets	$1,521,460	$(52,701)	$1,468,759

Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable	$14,093	$—	$14,093
Accrued liabilities	18,230	15,082	33,312
Taxes payable	16,497	159	16,656
Deferred revenue	58,424	—	58,424
Current operating lease liabilities	172,422	(5,527)	166,895
Total current liabilities	279,666	9,714	289,380
Non-current operating lease liabilities	1,156,913	16,645	1,173,558
Long-term debt, net	179,665	—	179,665
Other non-current liabilities	2,043	68	2,111
Total liabilities	1,618,287	26,427	1,644,714

Stockholders’ deficit:
Common stock(1)	1	—	1
Additional paid-in capital(1)	959,809	—	959,809
Cumulative translation adjustment	10,348	(735)	9,613
Accumulated deficit	(1,066,985)	(78,393)	(1,145,378)
Total stockholders’ deficit	(96,827)	(79,128)	(175,955)
Total liabilities and stockholders’ deficit	$1,521,460	$(52,701)	$1,468,759
(1)     Prior period balances have been adjusted to reflect the Reverse Stock Split at a ratio of 1-for-20 that became effective on September 20, 2023. See Note 1, Basis of Presentation, for additional information regarding the Reverse Stock Split.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS (Unaudited)
(in thousands, except share data)

	Three months ended March 31, 2023
	As Previously	Restatement
	Reported	Adjustments	As Restated

Revenue	$120,738	$(1,235)	$119,503
Costs and operating expenses:
Cost of revenue (excluding depreciation and amortization)	92,033	(220)	91,813
Operations and support	56,157	(2,647)	53,510
General and administrative	32,745	(274)	32,471
Research and development	6,580	(198)	6,382
Sales and marketing	15,836	(169)	15,667
Restructuring and other charges	2,130	—	2,130
Total costs and operating expenses	205,481	(3,508)	201,973
Loss from operations	(84,743)	2,273	(82,470)

Interest expense, net	5,707	—	5,707
Change in fair value of SPAC Warrants	110	—	110
Change in fair value of Earn Out Liability	(1,498)	—	(1,498)
Other income, net	(2,712)	(2,268)	(4,980)
Total non-operating expense (income), net	1,607	(2,268)	(661)
Loss before income taxes	(86,350)	4,541	(81,809)
Provision for income taxes	81	(25)	56
Net loss	$(86,431)	$4,566	$(81,865)

Basic and diluted net loss per common share	$(7.89)	$0.42	$(7.47)

Other comprehensive loss:
Net loss	$(86,431)	$4,566	$(81,865)
Change in foreign currency translation adjustment	(2,637)	(777)	(3,414)
Comprehensive loss	$(89,068)	$3,789	$(85,279)

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
(in thousands)

	Three months ended March 31, 2023
	As Previously	Restatement
	Reported	Adjustments	As Restated

Cash flows from operating activities:
Net loss	$(86,431)	$4,566	$(81,865)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	7,048	—	7,048
Stock-based compensation	12,180	(1,380)	10,800
Amortization of operating lease ROU assets	45,627	—	45,627
Gain on foreign exchange	(2,311)	—	(2,311)
Capitalization of paid-in-kind interest on long-term debt	6,345	—	6,345
Amortization of debt issuance costs	2	—	2
Amortization of debt discounts	368	—	368
Change in fair value of SPAC Warrants	110	—	110
Change in fair value of Earn Out Liability	(1,498)	—	(1,498)
Other operating activities	622	—	622
Changes in:
Accounts receivable, net	(1,962)	675	(1,287)
Prepaid expenses	3,055	—	3,055
Other current and non-current assets	332	—	332
Accounts payable	(2,026)	(389)	(2,415)
Accrued liabilities	(2,060)	1,317	(743)
Taxes payable	2,020	(31)	1,989
Deferred revenue	16,703	—	16,703
Operating lease ROU assets and operating lease liabilities, net	(33,695)	(4,607)	(38,302)
Other current and non-current liabilities	79	(2)	77
Net cash used in operating activities	(35,492)	149	(35,343)
Cash flows from investing activities:
Purchase of property and equipment	(6,924)	627	(6,297)
Capitalization of internal-use software	(554)	—	(554)
Net cash used in investing activities	(7,478)	627	(6,851)
Cash flows from financing activities:
Proceeds from exercise of stock options and common stock warrants	8	—	8
Net cash provided by financing activities	8	—	8
Effects of foreign exchange on cash	180	(776)	(596)
Net change in cash, cash equivalents, and restricted cash	(42,782)	—	(42,782)
Cash, cash equivalents, and restricted cash at beginning of year	289,186	—	289,186
Cash, cash equivalents, and restricted cash at end of year	$246,404	$—	$246,404

CONDENSED CONSOLIDATED BALANCE SHEET (Unaudited)
(in thousands, except share data)

	June 30, 2023
	As Previously	Restatement
	Reported	Adjustments	As Restated
Assets
Current assets:
Cash and cash equivalents	$177,444	$—	$177,444
Restricted cash	42,069	—	42,069
Total cash, cash equivalents and restricted cash	219,513	—	219,513
Accounts receivable, net of allowance	14,042	174	14,216
Prepaid expenses	8,786	710	9,496
Other current assets	11,516	(432)	11,084
Total current assets	253,857	452	254,309
Property and equipment, net	31,616	(2,458)	29,158
Operating lease ROU assets	1,308,719	(40,764)	1,267,955
Other non-current assets	13,667	(76)	13,591
Total assets	$1,607,859	$(42,846)	$1,565,013

Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable	$19,878	$—	$19,878
Accrued liabilities	18,555	16,782	35,337
Taxes payable	15,476	(23)	15,453
Deferred revenue	59,858	—	59,858
Current operating lease liabilities	183,487	(6,976)	176,511
Total current liabilities	297,254	9,783	307,037
Non-current operating lease liabilities	1,259,207	25,971	1,285,178
Long-term debt, net	186,884	—	186,884
Other non-current liabilities	1,106	70	1,176
Total liabilities	1,744,451	35,824	1,780,275

Stockholders’ deficit:
Common stock(1)	1	—	1
Additional paid-in capital(1)	968,067	—	968,067
Cumulative translation adjustment	7,652	(1,420)	6,232
Accumulated deficit	(1,112,312)	(77,250)	(1,189,562)
Total stockholders’ deficit	(136,592)	(78,670)	(215,262)
Total liabilities and stockholders’ deficit	$1,607,859	$(42,846)	$1,565,013
(1)     Prior period balances have been adjusted to reflect the Reverse Stock Split at a ratio of 1-for-20 that became effective on September 20, 2023. See Note 1, Basis of Presentation, for additional information regarding the Reverse Stock Split.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (Unaudited)
(in thousands, except share data)

	Three months ended June 30, 2023			Six months ended June 2023
	As Previously	Restatement		As Previously	Restatement
	Reported	Adjustments	As Restated	Reported	Adjustments	As Restated

Revenue	$157,403	$—	$157,403	$278,141	$(1,235)	$276,906
Costs and operating expenses:
Cost of revenue (excluding depreciation and amortization)	93,244	1,516	94,760	185,277	1,296	186,573
Operations and support	52,208	(1,668)	50,540	108,365	(4,315)	104,050
General and administrative	30,169	(251)	29,918	62,914	(525)	62,389
Research and development	5,563	—	5,563	12,143	(198)	11,945
Sales and marketing	18,231	—	18,231	34,067	(169)	33,898
Restructuring and other charges	—	(23)	(23)	2,130	(23)	2,107
Total costs and operating expenses	199,415	(426)	198,989	404,896	(3,934)	400,962
Loss from operations	(42,012)	426	(41,586)	(126,755)	2,699	(124,056)

Interest expense, net	6,155	—	6,155	11,862	—	11,862
Change in fair value of SPAC Warrants	(508)	—	(508)	(398)	—	(398)
Change in fair value of Earn Out Liability	(435)	—	(435)	(1,933)	—	(1,933)
Other income, net	(2,079)	(531)	(2,610)	(4,791)	(2,799)	(7,590)
Total non-operating expense (income), net	3,133	(531)	2,602	4,740	(2,799)	1,941
Loss before income taxes	(45,145)	957	(44,188)	(131,495)	5,498	(125,997)
Provision for income taxes	182	(186)	(4)	263	(211)	52
Net loss	$(45,327)	$1,143	$(44,184)	$(131,758)	$5,709	$(126,049)

Basic and diluted net loss per common share	$(4.16)	$0.11	$(4.05)	$(12.11)	$0.53	$(11.58)

Other comprehensive loss:
Net loss	$(45,327)	$1,143	$(44,184)	$(131,758)	$5,709	$(126,049)
Change in foreign currency translation adjustment	(2,696)	(685)	(3,381)	(5,333)	(1,462)	(6,795)
Comprehensive loss	$(48,023)	$458	$(47,565)	$(137,091)	$4,247	$(132,844)

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
(in thousands)

	Six months ended June 30, 2023
	As Previously	Restatement
	Reported	Adjustments	As Restated

Cash flows from operating activities:
Net loss	$(131,758)	$5,709	$(126,049)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	13,026	—	13,026
Stock-based compensation	20,438	(1,380)	19,058
Amortization of operating lease ROU assets	82,999	—	82,999
Gain on foreign exchange	(4,378)	—	(4,378)
Capitalization of paid-in-kind interest on long-term debt	13,135	—	13,135
Amortization of debt issuance costs	4	—	4
Amortization of debt discounts	797	—	797
Change in fair value of SPAC Warrants	(398)	—	(398)
Change in fair value of Earn Out Liability	(1,933)	—	(1,933)
Other operating activities	1,028	—	1,028
Changes in:
Accounts receivable, net	(9,274)	675	(8,599)
Prepaid expenses	(538)	—	(538)
Other current and non-current assets	1,976	(878)	1,098
Accounts payable	3,637	(389)	3,248
Accrued liabilities	(1,920)	3,017	1,097
Taxes payable	1,161	(213)	948
Deferred revenue	17,963	—	17,963
Operating lease ROU assets and operating lease liabilities, net	(66,710)	(5,218)	(71,928)
Other current and non-current liabilities	(127)	—	(127)
Net cash used in operating activities	(60,872)	1,323	(59,549)
Cash flows from investing activities:
Purchase of property and equipment	(8,799)	138	(8,661)
Capitalization of internal-use software	(689)	—	(689)
Net cash used in investing activities	(9,488)	138	(9,350)
Cash flows from financing activities:
Proceeds from exercise of stock options and common stock warrants	8	—	8
Net cash provided by financing activities	8	—	8
Effects of foreign exchange on cash	679	(1,461)	(782)
Net change in cash, cash equivalents, and restricted cash	(69,673)	—	(69,673)
Cash, cash equivalents, and restricted cash at beginning of year	289,186	—	289,186
Cash, cash equivalents, and restricted cash at end of year	$219,513	$—	$219,513

CONDENSED CONSOLIDATED BALANCE SHEET (Unaudited)
(in thousands, except share data)

	September 30, 2023
	As Previously	Restatement
	Reported	Adjustments	As Restated
Assets
Current assets:
Cash and cash equivalents	$166,045	$—	$166,045
Restricted cash	41,188	—	41,188
Total cash, cash equivalents and restricted cash	207,233	—	207,233
Accounts receivable, net of allowance	9,105	251	9,356
Prepaid expenses	6,388	710	7,098
Other current assets	10,532	(3)	10,529
Total current assets	233,258	958	234,216
Property and equipment, net	28,462	(1,989)	26,473
Operating lease ROU assets	1,439,572	(52,819)	1,386,753
Other non-current assets	15,045	(177)	14,868
Total assets	$1,716,337	$(54,027)	$1,662,310

Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable	$20,514	$—	$20,514
Accrued liabilities	24,694	4,420	29,114
Taxes payable	15,894	(503)	15,391
Deferred revenue	67,819	77	67,896
Current portion of long-term debt	1,000	—	1,000
Current operating lease liabilities	199,345	(10,107)	189,238
Total current liabilities	329,266	(6,113)	323,153
Non-current operating lease liabilities	1,382,693	23,748	1,406,441
Long-term debt, net	196,398	—	196,398
Other non-current liabilities	668	71	739
Total liabilities	1,909,025	17,706	1,926,731

Stockholders’ deficit:
Common stock(1)	1	—	1
Additional paid-in capital(1)	972,991	—	972,991
Cumulative translation adjustment	10,908	(1,129)	9,779
Accumulated deficit	(1,176,588)	(70,604)	(1,247,192)
Total stockholders’ deficit	(192,688)	(71,733)	(264,421)
Total liabilities and stockholders’ deficit	$1,716,337	$(54,027)	$1,662,310
(1)     Prior period balances have been adjusted to reflect the Reverse Stock Split at a ratio of 1-for-20 that became effective on September 20, 2023. See Note 1, Basis of Presentation, for additional information regarding the Reverse Stock Split.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (Unaudited)
(in thousands, except share data)

	Three months ended September 30, 2023			Nine months ended September 30, 2023
	As Previously	Restatement		As Previously	Restatement
	Reported	Adjustments	As Restated	Reported	Adjustments	As Restated

Revenue	$160,896	$—	$160,896	$439,037	$(1,235)	$437,802
Costs and operating expenses:
Cost of revenue (excluding depreciation and amortization)	110,711	(7,337)	103,374	295,988	(6,041)	289,947
Operations and support	52,137	(1,761)	50,376	160,502	(6,076)	154,426
General and administrative	27,551	2,997	30,548	90,465	2,472	92,937
Research and development	5,344	—	5,344	17,487	(198)	17,289
Sales and marketing	20,996	—	20,996	55,063	(169)	54,894
Impairment losses	1,087	—	1,087	1,087	—	1,087
Restructuring and other charges	—	12	12	2,130	(11)	2,119
Total costs and operating expenses	217,826	(6,089)	211,737	622,722	(10,023)	612,699
Loss from operations	(56,930)	6,089	(50,841)	(183,685)	8,788	(174,897)

Interest expense, net	6,423	—	6,423	18,285	—	18,285
Change in fair value of SPAC Warrants	(276)	—	(276)	(674)	—	(674)
Change in fair value of Earn Out Liability	(209)	—	(209)	(2,142)	—	(2,142)
Other expense (income), net	1,032	(256)	776	(3,759)	(3,055)	(6,814)
Total non-operating expense, net	6,970	(256)	6,714	11,710	(3,055)	8,655
Loss before income taxes	(63,900)	6,345	(57,555)	(195,395)	11,843	(183,552)
Provision for income taxes	376	(301)	75	639	(512)	127
Net loss	$(64,276)	$6,646	$(57,630)	$(196,034)	$12,355	$(183,679)

Basic and diluted net loss per common share	$(5.86)	$0.60	$(5.26)	$(17.97)	$1.13	$(16.84)

Other comprehensive loss:
Net loss	$(64,276)	6,646	(57,630)	$(196,034)	12,355	$(183,679)
Change in foreign currency translation adjustment	3,256	291	3,547	(2,078)	(1,171)	(3,249)
Comprehensive loss	$(61,020)	$6,937	$(54,083)	$(198,112)	$11,184	$(186,928)

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
(in thousands)

	Nine months ended September 30, 2023
	As Previously	Restatement
	Reported	Adjustments	As Restated

Cash flows from operating activities:
Net loss	$(196,034)	$12,355	$(183,679)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	18,908	—	18,908
Stock-based compensation	25,362	(1,380)	23,982
Amortization of operating lease ROU assets	130,192	—	130,192
Impairment losses	1,087	—	1,087
Gain on foreign exchange	(2,445)	—	(2,445)
Capitalization of paid-in-kind interest on long-term debt	20,418	—	20,418
Amortization of debt issuance costs	6	—	6
Amortization of debt discounts	1,274	—	1,274
Change in fair value of SPAC Warrants	(674)	—	(674)
Change in fair value of Earn Out Liability	(2,142)	—	(2,142)
Other operating activities	897	—	897
Changes in:
Accounts receivable, net	(4,817)	598	(4,219)
Prepaid expenses	1,885	—	1,885
Other current and non-current assets	1,177	(1,206)	(29)
Accounts payable	4,433	(389)	4,044
Accrued liabilities	3,911	(9,345)	(5,434)
Taxes payable	1,706	(693)	1,013
Deferred revenue	25,651	77	25,728
Operating lease ROU assets and operating lease liabilities, net	(105,422)	1,483	(103,939)
Other current and non-current liabilities	589	1	590
Net cash used in operating activities	(74,038)	1,501	(72,537)
Cash flows from investing activities:
Purchase of property and equipment	(10,988)	(331)	(11,319)
Capitalization of internal-use software	(1,117)	—	(1,117)
Net cash used in investing activities	(12,105)	(331)	(12,436)
Cash flows from financing activities:
Repayment of debt and payment of early termination fees	(250)	—	(250)
Proceeds from issuance of debt	3,000	—	3,000
Proceeds from exercise of stock options and common stock warrants	8	—	8
Net cash provided by financing activities	2,758	—	2,758
Effects of foreign exchange on cash	1,432	(1,170)	262
Net change in cash, cash equivalents, and restricted cash	(81,953)	—	(81,953)
Cash, cash equivalents, and restricted cash at beginning of year	289,186	—	289,186
Cash, cash equivalents, and restricted cash at end of year	$207,233	$—	$207,233

CONDENSED CONSOLIDATED BALANCE SHEET (Unaudited)
(in thousands, except share data)

	March 31, 2022
	As Previously	Restatement
	Reported	Adjustments	As Restated
Assets
Current assets:
Cash and cash equivalents	$406,348	$—	$406,348
Restricted cash	683	—	683
Total cash, cash equivalents and restricted cash	407,031	—	407,031
Accounts receivable, net of allowance	1,336	158	1,494
Prepaid rent	3,380	(3,380)	—
Prepaid expenses	14,435	(3,068)	11,367
Other current assets	18,518	(9,634)	8,884
Total current assets	444,700	(15,924)	428,776
Property and equipment, net	35,243	(374)	34,869
Operating lease ROU assets	1,133,809	(4,643)	1,129,166
Other non-current assets	15,606	(745)	14,861
Total assets	$1,629,358	$(21,686)	$1,607,672

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$16,109	$1,402	$17,511
Accrued liabilities	25,313	(11,474)	13,839
Taxes payable	11,366	928	12,294
Deferred revenue	34,068	7,574	41,642
Current operating lease liabilities	143,014	(5,372)	137,642
Total current liabilities	229,870	(6,942)	222,928
Non-current operating lease liabilities	1,070,896	(11,832)	1,059,064
Long-term debt, net	156,722	—	156,722
Other non-current liabilities	35,882	(441)	35,441
Total liabilities	1,493,370	(19,215)	1,474,155

Stockholders’ equity:
Common stock(1)	1	—	1
Additional paid-in capital(1)	930,538	(985)	929,553
Cumulative translation adjustment	9,298	—	9,298
Accumulated deficit	(803,849)	(1,486)	(805,335)
Total stockholders’ equity	135,988	(2,471)	133,517
Total liabilities and stockholders’ equity	$1,629,358	$(21,686)	$1,607,672
(1)     Prior period balances have been adjusted to reflect the Reverse Stock Split at a ratio of 1-for-20 that became effective on September 20, 2023. See Note 1, Basis of Presentation, for additional information regarding the Reverse Stock Split.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS (Unaudited)
(in thousands, except share data)

	Three months ended March 31, 2022
	As Previously	Restatement
	Reported	Adjustments	As Restated

Revenue	$80,466	$1,479	$81,945
Costs and operating expenses:
Cost of revenue (excluding depreciation and amortization)	73,896	759	74,655
Operations and support	48,267	(565)	47,702
General and administrative	36,981	(786)	36,195
Research and development	7,625	—	7,625
Sales and marketing	9,461	328	9,789
Total costs and operating expenses	176,230	(264)	175,966
Loss from operations	(95,764)	1,743	(94,021)

Interest expense, net	8,202	—	8,202
Change in fair value of SPAC Warrants	(14,895)	(441)	(15,336)
Change in fair value of Earn Out Liability	(73,177)	—	(73,177)
Change in fair value of share-settled redemption feature and gain on conversion of convertible notes	(29,512)	—	(29,512)
Other expense, net	2,624	—	2,624
Total non-operating income, net	(106,758)	(441)	(107,199)
Income before income taxes	10,994	2,184	13,178
Provision for income taxes	31	—	31
Net income	$10,963	$2,184	$13,147

Basic and diluted net income per common share	$1.24	$0.25	$1.49

Other comprehensive income:
Net income	$10,963	2,184	$13,147
Change in foreign currency translation adjustment	1,999	—	1,999
Comprehensive income	$12,962	2,184	$15,146

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
(in thousands)

	Three months ended March 31, 2022
	As Previously	Restatement
	Reported	Adjustments	As Restated

Cash flows from operating activities:
Net income	$10,963	$2,184	$13,147
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,630	—	5,630
Stock-based compensation	6,680	(985)	5,695
Amortization of operating lease ROU assets	37,646	—	37,646
Impairment of ROU assets	—	—	—
Loss on foreign exchange	2,379	—	2,379
Amortization of debt issuance costs	8,750	—	8,750
Amortization of debt discounts	(3,007)	—	(3,007)
Change in fair value of share-settled redemption feature and gain on conversion of convertible notes	(29,512)	—	(29,512)
Change in fair value of SPAC Warrants	(14,895)	(441)	(15,336)
Change in fair value of Earn Out Liability	(73,177)	—	(73,177)
Other operating activities	682	—	682
Changes in:
Accounts receivable, net	3,233	(158)	3,075
Prepaid expenses	(9,408)	7,039	(2,369)
Other current and non-current assets	4,429	5,550	9,979
Accounts payable	(22,009)	1,008	(21,001)
Accrued liabilities	4,742	(11,474)	(6,732)
Taxes payable	2,963	928	3,891
Deferred revenue	15,253	9,094	24,347
Operating lease ROU assets and operating lease liabilities, net	(5,200)	(12,561)	(17,761)
Other current and non-current liabilities	3,165	—	3,165
Net cash used in operating activities	(50,693)	184	(50,509)
Cash flows from investing activities:
Purchase of property and equipment	(10,539)	(184)	(10,723)
Capitalization of internal-use software	(1,077)	—	(1,077)
Net cash used in investing activities	(11,616)	(184)	(11,800)
Cash flows from financing activities:
Proceeds from Delayed Draw Notes	159,225	—	159,225
Repayment of debt and payment of early termination fees	(27,745)	—	(27,745)
Proceeds from business combination and PIPE offering	325,928	—	325,928
Common stock issuance costs	(58,555)	—	(58,555)
Proceeds from exercise of stock options and common stock warrants	873	—	873
Net cash provided by financing activities	399,726	—	399,726
Effects of foreign exchange on cash	(327)	—	(327)
Net change in cash, cash equivalents, and restricted cash	337,090	—	337,090
Cash, cash equivalents, and restricted cash at beginning of year	69,941	—	69,941
Cash, cash equivalents, and restricted cash at end of year	$407,031	$—	$407,031

CONDENSED CONSOLIDATED BALANCE SHEET (Unaudited)
(in thousands, except share data)

	June 30, 2022
	As Previously	Restatement
	Reported	Adjustments	As Restated
Assets
Current assets:
Cash and cash equivalents	$359,500	$—	$359,500
Restricted cash	1,244	—	1,244
Total cash, cash equivalents and restricted cash	360,744	—	360,744
Accounts receivable, net of allowance	7,307	477	7,784
Prepaid rent	2,316	(2,316)	—
Prepaid expenses	9,854	591	10,445
Other current assets	18,996	(7,368)	11,628
Total current assets	399,217	(8,616)	390,601
Property and equipment, net	35,605	20	35,625
Operating lease ROU assets	1,109,208	114,484	1,223,692
Other non-current assets	15,384	(745)	14,639
Total assets	$1,559,414	$105,143	$1,664,557

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$15,423	$2,688	$18,111
Accrued liabilities	25,780	5,646	31,426
Taxes payable	12,533	961	13,494
Deferred revenue	37,749	6,615	44,364
Current operating lease liabilities	152,064	(36,409)	115,655
Total current liabilities	243,549	(20,499)	223,050
Non-current operating lease liabilities	1,050,285	136,857	1,187,142
Long-term debt, net	161,285	—	161,285
Other non-current liabilities	3,203	715	3,918
Total liabilities	1,458,322	117,073	1,575,395

Stockholders’ equity:
Common stock(1)	1	—	1
Additional paid-in capital(1)	936,223	(1,466)	934,757
Cumulative translation adjustment	14,383	—	14,383
Accumulated deficit	(849,515)	(10,464)	(859,979)
Total stockholders’ equity	101,092	(11,930)	89,162
Total liabilities and stockholders’ equity	$1,559,414	$105,143	$1,664,557
(1)     Prior period balances have been adjusted to reflect the Reverse Stock Split at a ratio of 1-for-20 that became effective on September 20, 2023. See Note 1, Basis of Presentation, for additional information regarding the Reverse Stock Split.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (Unaudited)
(in thousands, except share data)

	Three months ended June 30, 2022			Six months ended June 2022
	As Previously	Restatement		As Previously	Restatement
	Reported	Adjustments	As Restated	Reported	Adjustments	As Restated

Revenue	$121,322	$(184)	$121,138	$201,788	$1,295	$203,083
Costs and operating expenses:
Cost of revenue (excluding depreciation and amortization)	79,187	8,848	88,035	153,083	9,607	162,690
Operations and support	54,003	(808)	53,195	102,270	(1,373)	100,897
General and administrative	31,277	(796)	30,481	68,258	(1,582)	66,676
Research and development	8,088	—	8,088	15,713	—	15,713
Sales and marketing	12,414	394	12,808	21,875	722	22,597
Restructuring and other charges	4,033	—	4,033	4,033	—	4,033
Total costs and operating expenses	189,002	7,638	196,640	365,232	7,374	372,606
Loss from operations	(67,680)	(7,822)	(75,502)	(163,444)	(6,079)	(169,523)

Interest expense, net	4,382	—	4,382	12,584	—	12,584
Change in fair value of SPAC Warrants	(9,419)	1,156	(8,263)	(24,314)	715	(23,599)
Change in fair value of Earn Out Liability	(23,345)	—	(23,345)	(96,522)	—	(96,522)
Change in fair value of share-settled redemption feature and gain on conversion of convertible notes	—	—	—	(29,512)	—	(29,512)
Other expense, net	6,251	—	6,251	8,875	—	8,875
Total non-operating income, net	(22,131)	1,156	(20,975)	(128,889)	715	(128,174)
Loss before income taxes	(45,549)	(8,978)	(54,527)	(34,555)	(6,794)	(41,349)
Provision for income taxes	117	—	117	148	—	148
Net loss	$(45,666)	$(8,978)	$(54,644)	$(34,703)	$(6,794)	$(41,497)

Basic and diluted net loss per common share	$(4.25)	$(0.83)	$(5.08)	$(3.51)	$(0.69)	$(4.20)

Other comprehensive loss:
Net loss	$(45,666)	$(8,978)	$(54,644)	$(34,703)	$(6,794)	$(41,497)
Change in foreign currency translation adjustment	5,085	—	5,085	7,084	—	7,084
Comprehensive loss	$(40,581)	$(8,978)	$(49,559)	$(27,619)	$(6,794)	$(34,413)

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
(in thousands)

	Six months ended June 30, 2022
	As Previously	Restatement
	Reported	Adjustments	As Restated

Cash flows from operating activities:
Net loss	$(34,703)	$(6,794)	$(41,497)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	11,626	—	11,626
Stock-based compensation	11,734	(1,466)	10,268
Amortization of operating lease ROU assets	70,228	—	70,228
Loss on foreign exchange	6,458	—	6,458
Capitalization of paid-in-kind interest on long-term debt	4,253	—	4,253
Amortization of debt issuance costs	9,040	—	9,040
Amortization of debt discounts	(2,640)	—	(2,640)
Change in fair value of share-settled redemption feature and gain on conversion of convertible notes	(29,512)	—	(29,512)
Change in fair value of SPAC Warrants	(24,314)	715	(23,599)
Change in fair value of Earn Out Liability	(96,522)	—	(96,522)
Other operating activities	1,175	—	1,175
Changes in:
Accounts receivable, net	(2,941)	(477)	(3,418)
Prepaid expenses	(4,877)	2,316	(2,561)
Other current and non-current assets	3,317	3,284	6,601
Accounts payable	(22,382)	2,294	(20,088)
Accrued liabilities	6,895	5,646	12,541
Taxes payable	4,251	961	5,212
Deferred revenue	19,089	8,135	27,224
Operating lease ROU assets and operating lease liabilities, net	(24,264)	(14,036)	(38,300)
Other current and non-current liabilities	2,474	—	2,474
Net cash used in operating activities	(91,615)	578	(91,037)
Cash flows from investing activities:
Purchase of property and equipment	(16,145)	(578)	(16,723)
Capitalization of internal-use software	(2,236)	—	(2,236)
Net cash used in investing activities	(18,381)	(578)	(18,959)
Cash flows from financing activities:
Proceeds from Delayed Draw Notes	159,225	—	159,225
Repayment of debt and related fees	(27,745)	—	(27,745)
Proceeds from business combination and PIPE offering	325,928	—	325,928
Common stock issuance costs	(58,555)	—	(58,555)
Proceeds from exercise of stock options and common stock warrants	1,447	—	1,447
Net cash provided by financing activities	400,300	—	400,300
Effects of foreign exchange on cash	499	—	499
Net change in cash, cash equivalents, and restricted cash	290,803	—	290,803
Cash, cash equivalents, and restricted cash at beginning of year	69,941	—	69,941
Cash, cash equivalents, and restricted cash at end of year	$360,744	$—	$360,744

CONDENSED CONSOLIDATED BALANCE SHEET (Unaudited)
(in thousands, except share data)

	September 30, 2022
	As Previously	Restatement
	Reported	Adjustments	As Restated
Assets
Current assets:
Cash and cash equivalents	$317,324	$—	$317,324
Restricted cash	1,131	—	1,131
Total cash, cash equivalents and restricted cash	318,455	—	318,455
Accounts receivable, net of allowance	5,658	731	6,389
Prepaid expenses	7,530	591	8,121
Other current assets	10,435	(638)	9,797
Total current assets	342,078	684	342,762
Property and equipment, net	35,469	453	35,922
Operating lease ROU assets	1,139,713	100,787	1,240,500
Other non-current assets	15,272	(745)	14,527
Total assets	$1,532,532	$101,179	$1,633,711

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$9,236	$1,030	$10,266
Accrued liabilities	16,504	18,969	35,473
Taxes payable	14,368	984	15,352
Deferred revenue	49,431	2,080	51,511
Current operating lease liabilities	146,550	(9,220)	137,330
Other current liabilities	2,349	(2,080)	269
Total current liabilities	238,438	11,763	250,201
Non-current operating lease liabilities	1,082,412	101,332	1,183,744
Long-term debt, net	166,707	—	166,707
Other non-current liabilities	6,204	220	6,424
Total liabilities	1,493,761	113,315	1,607,076

Stockholders’ equity:
Common stock(1)	1	—	1
Additional paid-in capital(1)	942,758	(2,240)	940,518
Cumulative translation adjustment	19,216	—	19,216
Accumulated deficit	(923,204)	(9,896)	(933,100)
Total stockholders’ equity	38,771	(12,136)	26,635
Total liabilities and stockholders’ equity	$1,532,532	$101,179	$1,633,711
(1)     Prior period balances have been adjusted to reflect the Reverse Stock Split at a ratio of 1-for-20 that became effective on September 20, 2023. See Note 1, Basis of Presentation, for additional information regarding the Reverse Stock Split.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (Unaudited)
(in thousands, except share data)

	Three months ended September 30, 2022			Nine months ended September 30, 2022
	As Previously	Restatement		As Previously	Restatement
	Reported	Adjustments	As Restated	Reported	Adjustments	As Restated

Revenue	$124,526	$2,072	$126,598	$326,314	$3,367	$329,681
Costs and operating expenses:
Cost of revenue (excluding depreciation and amortization)	76,884	6,301	83,185	229,967	15,908	245,875
Operations and support	55,586	(2,571)	53,015	157,856	(3,944)	153,912
General and administrative	33,016	(1,771)	31,245	101,274	(3,353)	97,921
Research and development	6,936	—	6,936	22,649	—	22,649
Sales and marketing	13,372	40	13,412	35,247	762	36,009
Restructuring and other charges	—	—	—	4,033	—	4,033
Total costs and operating expenses	185,794	1,999	187,793	551,026	9,373	560,399
Loss from operations	(61,268)	73	(61,195)	(224,712)	(6,006)	(230,718)

Interest expense, net	4,112	—	4,112	16,696	—	16,696
Change in fair value of SPAC Warrants	495	(495)	—	(23,819)	220	(23,599)
Change in fair value of Earn Out Liability	2,223	—	2,223	(94,299)	—	(94,299)
Change in fair value of share-settled redemption feature and gain on conversion of convertible notes	—	—	—	(29,512)	—	(29,512)
Other expense, net	5,175	—	5,175	14,050	—	14,050
Total non-operating expense (income), net	12,005	(495)	11,510	(116,884)	220	(116,664)
Loss before income taxes	(73,273)	568	(72,705)	(107,828)	(6,226)	(114,054)
Provision for income taxes	416	—	416	564	—	564
Net loss	$(73,689)	$568	$(73,121)	$(108,392)	$(6,226)	$(114,618)

Basic and diluted net loss per common share	$(6.83)	$0.05	$(6.78)	$(10.70)	$(0.62)	$(11.32)

Other comprehensive loss:
Net loss	$(73,689)	$568	$(73,121)	$(108,392)	$(6,226)	$(114,618)
Change in foreign currency translation adjustment	4,833	—	4,833	11,916	—	11,916
Comprehensive loss	$(68,856)	$568	$(68,288)	$(96,476)	$(6,226)	$(102,702)

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
(in thousands)

	Nine months ended September 30, 2022
	As Previously	Restatement
	Reported	Adjustments	As Restated

Cash flows from operating activities:
Net loss	$(108,392)	$(6,226)	$(114,618)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	17,801	—	17,801
Stock-based compensation	18,139	(2,240)	15,899
Amortization of operating lease ROU assets	105,569	—	105,569
Loss on foreign exchange	13,092	—	13,092
Capitalization of paid-in-kind interest on long-term debt	12,544	—	12,544
Amortization of debt issuance costs	149	—	149
Amortization of debt discounts	3,374	—	3,374
Change in fair value of share-settled redemption feature and gain on conversion of convertible notes	(29,512)	—	(29,512)
Change in fair value of SPAC Warrants	(23,819)	220	(23,599)
Change in fair value of Earn Out Liability	(94,299)	—	(94,299)
Other operating activities	1,362	—	1,362
Changes in:
Accounts receivable, net	(1,560)	(731)	(2,291)
Prepaid expenses	(2,543)	—	(2,543)
Other current and non-current assets	10,750	(3,446)	7,304
Accounts payable	(28,401)	636	(27,765)
Accrued liabilities	2,295	18,969	21,264
Taxes payable	6,181	984	7,165
Deferred revenue	30,204	3,600	33,804
Operating lease ROU assets and operating lease liabilities, net	(58,493)	(8,675)	(67,168)
Other current and non-current liabilities	1,467	(2,080)	(613)
Net cash used in operating activities	(124,092)	1,011	(123,081)
Cash flows from investing activities:
Purchase of property and equipment	(23,579)	(1,011)	(24,590)
Capitalization of internal-use software	(2,510)	—	(2,510)
Net cash used in investing activities	(26,089)	(1,011)	(27,100)
Cash flows from financing activities:
Proceeds from Delayed Draw Notes	159,225	—	159,225
Repayment of debt and payment of early termination fees	(27,745)	—	(27,745)
Proceeds from business combination and PIPE offering	325,928	—	325,928
Common stock issuance costs	(58,555)	—	(58,555)
Proceeds from exercise of stock options and common stock warrants	1,702	—	1,702
Net cash provided by financing activities	400,555	—	400,555
Effects of foreign exchange on cash	(1,860)	—	(1,860)
Net change in cash, cash equivalents, and restricted cash	248,514	—	248,514
Cash, cash equivalents, and restricted cash at beginning of year	69,941	—	69,941
Cash, cash equivalents, and restricted cash at end of year	$318,455	$—	$318,455

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosures

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were not effective due to the existence of the material weaknesses described below to provide assurance at a reasonable level that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management to allow timely decisions regarding required disclosures.

Management’s Annual Report on Internal Control Over Financial Reporting

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on management’s evaluation, our principal executive officer and principal financial officer concluded that because of material weaknesses disclosed below, our internal control over financial reporting as of December 31, 2023 was not effective.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements would not be prevented or detected on a timely basis.

Notwithstanding the identified material weaknesses, management, including our principal executive officer and principal financial officer, believes the consolidated financial statements included in this Annual Report on Form 10-K fairly represent in all material respects our results of operations, financial condition, and cash flows at and for the periods presented in accordance with U.S. GAAP.

The following are management’s identified material weaknesses in internal control over financial reporting.

Leases

We previously identified a material weakness in our internal control over financial reporting related to the control deficiencies in the process to capture and record lease agreements timely and accurately. Management has concluded that this material weakness in internal control over financial reporting is due to the fact that the Company did not have the adequate resources with the appropriate level of experience and technical expertise to oversee the Company’s leasing business processes and related internal control. This remains a material weakness as of December 31, 2023 as changes to the relevant controls did not operate for a sufficient period of time to evidence such controls to be operating effectively.

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

Asset Impairment

Management identified a material weakness regarding the lack of design and effective controls to identify and consider relevant impairment indicators, determination of asset valuation, and possible impairment of assets, including right-of-use assets.

As discussed in Note 2, Restatement of Previously Issued Financial Statements to the consolidated financial statements, the Company restated its 2021 and 2022 consolidated financial statements.

Remediation Plans

Leases

Throughout 2023, we onboarded new team members with a greater level of experience and technical expertise to oversee key areas of our finance function, such as accounting which includes the Company’s leasing business processes and related internal controls. We also implemented improvements related to our lease process to capture and record lease agreements timely and accurately and we provided additional training to personnel responsible for the relevant controls. However, our enhancements did not operate for a sufficient period of time in 2023 to allow a reasonable period of evaluation for remediation of this material weakness to be considered complete.

To remediate our lease material weaknesses, we will continue to focus on hiring talent with an appropriate level of experience and technical expertise to oversee key areas of our finance function, which includes the performance of controls over the Company’s accounting for leases. We will also continue to implement control design changes related to our lease process to capture and record lease agreements timely and accurately, and provided additional training to personnel responsible for the relevant controls. Further, we will continue to invest in appropriate resources with the level of experience and technical expertise necessary to design and operate effectively internal controls over our accounting for leases.

Control Activities and Control Environment

Throughout 2023, we implemented improvements related to our establishment of formal policies and procedures in addition to onboarding more sufficient personnel to support our internal control objectives. However, our enhancements did not operate for a sufficient period of time in 2023 to allow a reasonable period of evaluation for remediation of this material weakness to be considered complete.

To remediate our control activities and control environment material weaknesses, we have and are implementing improvements related to our establishment of formal policies and procedures in addition to hiring more sufficient personnel to support our internal control objectives. We will continue developing and maintaining policies and procedures. Additionally, we are committed to hiring sufficient personnel which are appropriate in both qualifications and experience for their relevant roles. We have made notable progress in this area and will continue to evaluate our organization for areas of opportunity and further enhancement in 2024.

Asset Impairment

To remediate our asset impairment material weakness, we have and are implementing control improvements for assessing and valuing asset impairments, particularly as they apply to our ROU lease assets and related items, including but not limited to the use of qualified, external subject matter professionals during our asset impairment process. We will continue to execute and evaluate operating effectiveness of adequate internal control over our asset impairment evaluation and valuation process.

As changes to the design and performance of controls are implemented, we will need a sufficient period of time to evaluate the operating effectiveness of such controls.

Changes in Internal Control over Financial Reporting

Other than as discussed above, during the period covered by this report, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

During the quarter ended December 31, 2023, none of the Company’s directors or Section 16 officers adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

On September 26, 2024, the Company entered into a Waiver Agreement (the “SVB Waiver”), by and among the Company, certain of its domestic subsidiaries party thereto, as co-borrowers (together with the Company, the “Borrowers”), and Silicon Valley Bank, a division of First-Citizens Bank & Trust Company (“SVB”), as lender, in which SVB waived any Default or Event of Default each as defined in the Loan and Security Agreement dated as of December 21, 2022, as amended by the First Amendment to Loan and Security Agreement dated as of April 28, 2023, the Second Amendment to Loan and Security Agreement dated as of November 6, 2023, the Waiver and Third Amendment to Loan and Security Agreement dated as of June 10, 2024 and the Fourth Amendment to Loan and Security Agreement dated July 12, 2024 (the “Loan Agreement”), by and among the Borrowers and SVB related to the going concern explanatory paragraph. The going concern explanatory paragraph also constitutes a default under the Delayed Draw Note Purchase Agreement, subject to a 30 day cure period. We are in discussions with the Purchasers under the Delayed Draw Note Purchase Agreement to obtain a waiver for this default. SVB and its affiliates have engaged in, and may in the future engage in, banking and other commercial dealings in the ordinary course of business with Borrowers or their affiliates. They have received, or may in the future receive, customary fees and commissions for these transactions.

The foregoing description of the SVB Waiver does not purport to be complete and is qualified in its entirety by reference to the copy of the Waiver Agreement filed as Exhibit 10.32 to this Annual Report on Form 10-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

The following table sets forth certain information regarding our executive officers and directors, as of September 16,
2024:

Name	Age	Position(s) with the Company
Francis Davidson	32	Chief Executive Officer and Director (Chairperson of the Board)
Dominique Bourgault	52	Chief Financial Officer
Martin Picard	38	Chief Real Estate Officer
Katherine E. Potter	48	Chief Legal and Administrative Officer and Secretary
Adam K. Bowen	42	Chief Accounting Officer
Frits Dirk van Paasschen	63	Director
Janice Sears	64	Director
Sanjay Banker	49	Director
Nabeel Hyatt	48	Director
Prashant (Sean) Aggarwal	59	Director
Michelle Frymire	58	Director
Simon Turner	63	Director

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

Dominique Bourgault

Dominique Bourgault has served as our Chief Financial Officer since March 2023. Mr. Bourgault joined the Company from Blue Nile, Inc. (“Blue Nile”), a pioneer retailer in online diamonds and fine jewelry, where he served as the Chief Financial Officer from March 2020 to October 2022. Before Blue Nile, Mr. Bourgault was at Expedia Group, Inc. (“Expedia”). He joined Expedia in October 2002 and served in a variety of finance roles of increasing responsibility, including serving as Chief Financial Officer, Retail from November 2019 to March 2020, Interim Head of Division, Brand Expedia Group from July 2019 to October 2019, Chief Financial Officer, Brand Expedia Group, from September 2016 to October 2019, Senior Vice President of Corporate Finance from January 2012 to September 2016, interim CFO of Hotels.com LP from October 2014 to August 2015, Vice President of Finance, Partner Services Group from June 2010 to January 2012, Senior Director, Financial Planning and Analysis Expedia Worldwide from February 2009 to July 2010, and held various financial planning and analysis leadership roles from 2002 until 2010. Mr. Bourgault holds a Bachelor of Business Administration from HEC Montréal and is a Canadian Chartered Professional Accountant.

Martin Picard

Martin Picard is one of Sonder’s founders and has served as our Chief Real Estate Officer since August 2022. Prior to this, Mr. Picard served as our Global Head of Real Estate since January 2022, and as Legacy Sonder’s Global Head of Real Estate since February 2019. He previously served as Legacy Sonder’s Vice President of Finance from May 2015 to

February 2019. From September 2013 to March 2015, Mr. Picard was the Chief Executive Officer of Adzura Inc., an online advertising marketplace that he co-founded. Mr. Picard holds a Bachelor of Commerce in Accounting from Concordia University.

Katherine E. Potter

Katherine E. Potter has served as our Chief Legal and Administrative Officer and Secretary since April 2024 and was General Counsel and Secretary from September 2023 to April 2024. After serving as its General Counsel from February 2012 to January 2019, Ms. Potter was most recently Chief Executive Officer at AlerisLife Inc., a national provider of health and wellness services to older adults, where she guided the organization through the pandemic and diversified revenue while improving the customer experience. Ms. Potter also held executive leadership positions at The RMR Group LLC, a leading U.S. alternative asset management company uniquely focused on commercial real estate and related businesses, from October 2016 to December 2022. In addition, Ms. Potter is a frequent advisor for organizations across the health and wellness, hospitality, and travel and leisure industries. Ms. Potter holds a Bachelor’s degree in Government & Politics from the University of Maryland at College Park, a Juris Doctorate from Syracuse University College of Law and a LL.M. in Banking and Financial Law from Boston University Law School.

Adam K. Bowen

Adam K. Bowen has served as our Chief Accounting Officer since October 2023. Prior to joining Sonder, Mr. Bowen served as the Vice President & Chief Accounting Officer of BlueLinx Holdings Inc. (“BlueLinx”), a wholesale distributor of residential and commercial building products, from March 2022 to August 2023, where he was responsible for the company’s record to report functions including consolidations and financial reporting, SEC reporting, corporate tax, financial systems, internal controls, and enterprise risk management. Before serving as Vice President & Chief Accounting Officer, Mr. Bowen held roles of increasing responsibility at BlueLinx, including Senior Director of Accounting & Corporate Controller from January 2021 to March 2022, Director of Accounting & Corporate Controller from May 2020 to January 2021, and Director of Internal Audit & Enterprise Risk Management from April 2019 to May 2020. Prior to BlueLinx, from June 2015 to March 2019, Mr. Bowen served in various internal audit roles of increasing responsibility with Abbott Laboratories, and its acquired subsidiary, Alere, Inc. Mr. Bowen has held various accounting roles both in-house and in private practice from 2005 to 2015, including at KPMG LLP and Southern Company. Mr. Bowen also currently serves as an Instructor of Accounting at Kennesaw State University. Mr. Bowen is a Certified Public Accountant and holds a B.S.B.A. in Accounting and M.Acc. from the University of West Florida, and an M.B.A. from Florida State University.

Frits Dirk van Paasschen

Frits Dirk van Paasschen has served as one of Sonder’s directors since the closing of the Business Combination in January 2022 and previously served as one of Legacy Sonder’s directors since February 2020. From September 2007 to February 2015, Mr. van Paasschen served as the President and Chief Executive Officer of Starwood Hotels and Resorts Worldwide, LLC, a hotel company acquired by Marriott International, Inc. Prior to joining Starwood, he was the President and Chief Executive Officer of Coors Brewing Company from February 2005 to September 2007. He serves on the board of directors at dsm-firmenich, a Netherlands-based science company specializing in nutrition and health, and Williams-Sonoma, Inc., a consumer retail company specializing in kitchen-wares and home furnishings. Mr. van Paasschen also serves on the board of directors of Amadeus, a provider of digital services to the travel industry. He also serves on the board of two private companies and is an advisor to a global investment firm. Mr. van Paasschen holds a B.A. in Economics and Biology from Amherst College and an M.B.A. from Harvard Business School.

Mr. van Paasschen brings to the Board his extensive knowledge of the real estate and hospitality industries and his international experience.

Janice L. Sears

Janice L. Sears has served as one of Sonder’s directors since the closing of the Business Combination in January 2022 and as Lead Independent Director since December 2023, and previously served as one of Legacy Sonder’s directors since August 2021. From April 1988 to January 2009, Ms. Sears served in a variety of positions at Banc of America Securities, an investment bank, including as Managing Director, Western Region Head in the Real Estate, Gaming & Lodging Investment Banking Group. She concurrently served as the San Francisco Market President for Bank of America, a financial services company. Prior to this, Ms. Sears was a Real Estate Economist at both Chemical Bank and Citicorp. She serves on the board of directors as a member of the Compensation Committee and Audit Committee at Invitation Homes Inc. (NYSE: INVH), a single-family home rental business. Ms. Sears also serves on the board of directors as Audit Committee Chair and a member of the Compensation Committee at IQHQ, Inc., a life sciences real estate investment trust. Ms. Sears previously served on the board and as Audit Committee Chair of both Essex Property Trust Inc. (NYSE: ESS), a multi-family real estate investment trust, and BioMed Realty Trust (acquired by Blackstone, 2016), a life sciences real estate investment trust. She has also served on the board of several non-profit organizations and private companies, including Board Chair of The Swig Company, an owner of office buildings in New York and California. Ms. Sears holds a B.A. in both Economics and Marketing from the University of Delaware.

Ms. Sears brings to the Board her extensive financial background and experience working in the commercial real estate industry.

Sanjay Banker

Sanjay Banker has served as one of Sonder’s directors Sonder since January 2023. Mr. Banker has served as the Chief Executive Officer of Private Medical, a leading high-end concierge medicine provider, since June 2024. Mr. Banker previously served as the Company’s President and Chief Financial Officer from January 2022 to December 2022, and prior to this, served the Company’s predecessor company as Chief Financial Officer since January 2019 and also its President since September 2020. Prior to joining the Company, Mr. Banker was with TPG Growth, an investment firm, from March 2013 to January 2019, where he served most recently as a Partner. From September 2004 to March 2013, he was with Bain Capital, an investment firm, where he served most recently as a Principal. Prior to that, Mr. Banker was with McKinsey & Company, a management consulting firm, from September 1996 to August 2004, where he served most recently as an Engagement Manager. Mr. Banker holds a B.S. in Economics from the Wharton School at the University of Pennsylvania and an M.B.A. from Harvard Business School.

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

Prashant (Sean) Aggarwal

Prashant (Sean) Aggarwal has served as one of Sonder’s directors since October 2022. Since February 2022, Mr. Aggarwal has served as Co-Founder and Chairman of Borderless AI, an artificial intelligence-powered human resource management platform. Since March 2016, Mr. Aggarwal has served as the Chief Executive Officer of Soar Capital, LLC, where he focuses on investments in early-stage technology companies. Previously, Mr. Aggarwal served as the Chief Financial Officer at Trulia, Inc., an online real estate company. Prior to Trulia, Mr. Aggarwal served as the Vice President of Finance at PayPal, Inc., an online payments company, and at eBay Inc. in various finance roles including as Vice President of Finance. Prior to eBay Inc., Mr. Aggarwal served as Director of Finance at Amazon.com, Inc., an e-commerce company. Mr. Aggarwal started his career in investment banking with Merrill Lynch, Pierce, Fenner & Smith Incorporated, a financial services company. Mr. Aggarwal also serves as a member of the board of directors of Arlo Technologies, Inc., a home security company, and Lyft, Inc., a transportation company. In addition, in the past five years, he served on the board of directors of Yatra Online, Inc., an online travel company. Mr. Aggarwal holds a Master of Management from Northwestern University, Kellogg School of Management.

Mr. Aggarwal brings to the Board his significant operational experience as an executive with technology companies, and his deep understanding of finance, financial reporting, strategy, operations and risk management.

Michelle Frymire

Michelle Frymire has served as one of Sonder’s directors since September 2022. Ms. Frymire most recently served as Chief Executive Officer of CWT (formerly Carlson Wagonlit Travel), a travel management platform, from May 2021 to May 2022. Ms. Frymire was responsible for leading the company through and beyond the impact of the pandemic, driving the company’s global strategy and overseeing significant investment in the company’s product and technology platforms. As a travel management platform, CWT was heavily impacted by the COVID-19 pandemic and with the support of nearly all of its debtholders the company filed a pre-packaged Chapter 11 bankruptcy on November 11, 2021 in the U.S. Bankruptcy Court for the Southern District of Texas. CWT’s plan of reorganization was approved by the Bankruptcy Court the following day, on November 12, 2021, and CWT was able to exit Chapter 11 on November 19, 2021. Previous to serving as the CEO, Ms. Frymire was President and CFO and was responsible for driving global business strategy and transformation by building an integrated and collaborative approach to business support and change across CWT. She oversaw the accounting and finance, procurement, real estate, enterprise strategy and planning, human resources and technology functions globally for CWT. Prior to joining CWT in January 2019, Ms. Frymire was Chief Financial Officer for U.S. Risk Insurance Group, LLC, a privately owned specialty lines underwriting manager and wholesale broker, from 2017 to 2019. From 2015 to 2017 she served as Chief Financial Officer for Service King Collision Repair Centers. From 2009 to 2015 she served in a variety of roles for The Service Master Companies, Inc., most recently as Vice President, Corporate FP&A and Strategy. From 2009 to 2013, Ms. Frymire was Chief Financial Officer for TruGreen and from 2005 to 2009, Ms. Frymire was Chief Financial Officer, Vacation Ownership for Starwood Hotels & Resorts Worldwide, Inc. From 1998 to 2005, Ms. Frymire served in a variety of roles for Delta Air Lines, Inc., including Vice President, Finance, Marketing, International, Network and Technology. Prior to this, Ms. Frymire was the Managing Director, Financial Planning, Analysis and Systems for Continental Airlines from 1994 to 1998. Lastly, from 1991 to 1994, Ms. Frymire was Senior Financial Analyst, FP&A with American Airlines Group, Inc. Ms. Frymire serves as a member of the audit committee of Six Flags Entertainment Corporation (NYSE: FUN), an owner and operator of amusement parks, water parks and hotels located in the U.S. and Canada. Ms. Frymire also serves as a director on the board of directors of NCR Atleos (NYSE: NATL), a provider of ATMs and ATM servicing, where she is the chair of the audit committee and a member of the compensation committee. Ms. Frymire previously served on the board of directors and as a member of the audit and nominating & governance committees of Spirit Realty Capital, Inc. (NYSE: SRC), a real estate investment trust, until January 2024 when Spirit Realty Capital, Inc. was acquired. Ms. Frymire received a B.A. in Economics from Austin College and an M.B.A. from the University of Texas at Austin McCombs School of Business.

Ms. Frymire brings to the Board her extensive experience in finance and financial expertise, knowledge and experience in internal and external risk oversight, and executive leadership and management experience in the travel industry.

Simon Turner

Simon Turner has served as one of Sonder’s directors since October 2023. Mr. Turner has over 35 years of experience in the hospitality and real estate sectors, having held senior executive roles and board seats in both public and private enterprises. In 2017, he formed Alpha Lodging Partners to make selective investments, and to provide strategic and transactional advisory services to hospitality sector companies and investors. From 2008 to 2016, he served as President, Global Development of Starwood Hotels & Resorts Worldwide, where he was responsible for all global development and real estate transactional activities. Prior to that, he served as a Principal of Hotel Capital Advisers, Inc., a hotel investment advisory firm overseeing Four Seasons and Fairmont brand and property investments in North America and Europe. His past board service has included Fairmont Raffles Hotels International and Four Seasons Hotels. Additionally, Mr. Turner previously served as an independent director of ESH Hospitality, Inc., FRHI Hotels & Resorts, Four Seasons Hotels Limited, ClubCorp Holdings, Watermark Lodging Trust, and Steigenberger Hotels. He currently serves as a director of Goldman Sachs Real Estate Income Trust, Purchase Senior Learning Community and Collective Retreats. Mr. Turner received a B.S. in Hotel Administration from Cornell University.

Mr. Turner brings to the Board his extensive experience as an executive and board member in the hospitality and real estate sectors.

Family Relationships
There are no family relationships between any director or executive officer.
Involvement in Certain Legal Proceedings

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

Code of Business Conduct and Ethics

The Board has adopted a Code of Business Conduct and Ethics that applies to all employees and directors, including our principal executive officer, principal financial officer, principal accounting officer, other executive officers, and other senior financial personnel. A copy of our Code of Business Conduct and Ethics is available in the Investor Relations section of our website at investors.sonder.com under “Corporate Governance—Document & Charters—Governance Documents.” Information on or accessible through our website is not incorporated by reference in this Annual Report. If we make any substantive amendment to a provision of our Code of Business Conduct and Ethics that applies to, or grant any waiver from a provision of our Code of Business Conduct and Ethics to, our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, we will promptly disclose the date and nature of the amendment or waiver (including the name of the person to whom the waiver was granted) on our website in accordance with the requirements of Item 5.05 of Current Report on Form 8-K.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our officers, directors and persons who beneficially own more than ten percent of our common stock to file reports of ownership and changes in ownership with the SEC. These reporting persons are also required to furnish us with copies of all Section 16(a) forms they file. To our knowledge, based solely upon a review of such reports filed with the SEC and written representations that no other reports were required, during the fiscal year ended December 31, 2023, we believe that no other reports were required and that all required reports were timely filed.

Corporate Governance

Board Composition

Our Board currently consists of eight members. In accordance with our Amended and Restated Certificate of Incorporation (the “Restated Certificate”) and our Bylaws, our Board is divided into three classes with staggered terms. At each annual meeting of stockholders, the successors to directors whose terms then expire will be elected to serve from the time of election and qualification until the third annual meeting following election. The authorized number of directors may be changed by resolution of the Board. Our directors are divided among the three classes as follows:

• Class I directors consist of Francis Davidson, Nabeel Hyatt and Prashant (Sean) Aggarwal, whose terms expire at the 2025 annual meeting of stockholders;
• Class II directors consist of Michelle Frymire and Simon Turner, whose terms expire at the 2026 annual meeting of stockholders; and
• Class III directors consist of Janice Sears, Frits Dirk van Paasschen, and Sanjay Banker, whose terms expire at the 2024 annual meeting of stockholders.

Only one class of directors will be elected at each annual meeting of our stockholders, with the other classes continuing for the remainder of their respective terms. Each director’s term continues until the election and qualification of their successor, or their earlier death, resignation or removal.

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

Board Diversity Matrix (As of September 16, 2024)
Total Number of Directors	8
	Female	Male
Part I: Gender Identity
Directors	2	6
Part II: Demographic Background
Asian	—	2
Hispanic or Latinx	—	—
White	2	4

Audit Committee of the Board of Directors

The Audit Committee was established by the Board to assist the Board in its oversight of:

• the quality and integrity of the Company’s accounting and financial reporting processes and internal controls;
• the Company’s financial statement audits and the integrity of the Company’s financial statements;
• the Company’s compliance with laws applicable to the financial statement and accounting and financial         reporting processes;
• the Company’s compliance with ethical standards adopted by the Company;
• the Company’s systems of disclosure controls and procedures;
• the implementation and performance of the Company’s internal audit function;
• disclosures related to ESG matters; and
• the Company’s enterprise-wide risk assessment, focusing on material risks.

The Audit Committee also assists the Board in its oversight of the qualification, independence and performance of our independent registered public accounting firm and recommends to the Board the appointment of our independent registered public accounting firm and approval of audit and non-audit services provided by our independent registered public accounting firm. In addition, the Company’s Internal Audit function, together with the Audit Committee, has developed and maintains an enterprise risk management platform.

The Audit Committee currently consists of three directors: Mses. Sears (Chair) and Frymire and Mr. van Paasschen. The Board annually reviews the Nasdaq listing standards’ definition of independence for Audit Committee members and has determined that all members of the Audit Committee are “independent” and comply with all financial literacy requirements of Nasdaq. The Board has determined that Ms. Sears qualifies as an “audit committee financial expert,” as defined in applicable SEC rules. In making that determination, the Board relied on the past business experience of Ms. Sears, as described above under the heading “—Directors and Executive Officers”.

As required by its charter, the Audit Committee conducts a self-evaluation at least annually. The Audit Committee also reviews and assesses the adequacy of its charter at least annually and recommends any proposed changes to the Board for its consideration.

Insider Trading Policy

We have adopted an Insider Trading Policy governing the purchase, sale, and other dispositions of our securities by directors, officers and employees that is reasonably designed to promote compliance with insider trading laws, rules and regulations.

We believe it is improper and inappropriate for any person associated with Sonder to engage in short-term or speculative transactions involving the Company’s securities. Our Insider Trading Policy prohibits directors, officers and employees of the Company from (a) engaging in short sales involving the Company’s securities, and (b) directly or indirectly, (i) trading in publicly-traded options, such as puts and calls, and other derivative securities with respect to the Company’s securities (other than stock options, restricted stock units and other compensatory awards issued to them by the Company) or (ii) purchasing financial instruments (including prepaid variable forward contracts, equity swaps, collars and exchange funds), or otherwise engaging in transactions, that hedge or offset, or are designed to hedge or offset, any decrease in the market value of equity securities either granted to them by the Company as part of their compensation or held, directly or indirectly, by them.

Item 11. Executive Compensation

As a company operating in a highly competitive market at the intersection of the hospitality and technology industries, Sonder views its people as key drivers of its success. Sonder’s compensation program is designed to attract, retain and motivate talented leaders, who enable us to succeed in a rapidly evolving competitive environment and achieve Sonder’s mission of revolutionizing the hospitality industry. Sonder expects its executive team to demonstrate strong leadership and management capabilities and to strengthen its culture, in order to achieve competitive advantage and speed of innovation.

Sonder’s executive compensation program is oriented towards long-term retention and value creation objectives, and structured to ensure that a significant portion of an executive’s compensation opportunity is tied to performance and the delivery of stockholder value.

Sonder’s compensation philosophy strives to achieve the following objectives:

• Provide market-competitive compensation opportunities to hire, motivate, and retain high performing executives whose experience, skills and impact are critical to our success;
• Provide fixed cash compensation and long-term incentives that encourage appropriate levels of risk-taking by the executive team and align their interests with those of company stakeholders;
• Ensure that Sonder’s compensation program is equitable for similarly-situated executives to drive collaboration towards achievement of its long-term business goals; and
• For executives other than Sonder’s CEO, Sonder’s compensation program has two basic components: base salaries and initial and periodic grants of stock options with four-year vesting.

This section provides an overview of Sonder’s executive compensation programs, including a narrative description of the material factors necessary to understand the information disclosed in the summary compensation table below.

Summary Compensation Table

The following table sets forth information regarding the compensation awarded to, earned by or paid to (i) each person who served as our principal executive officer at any time during 2023 and (ii) the two other most highly compensated persons serving as our executive officers at December 31, 2023 (together, “our named executive officers”), for the fiscal years ended December 31, 2023, and 2022, except in the case of Mr. Bourgault, who joined Sonder in March 2023.

Name and Principal Position	Year	Salary(1)	Stock Awards(2)	Option Awards(3)(4)	All Other Compensation(5)	Total
Francis Davidson Chief Executive Officer	2023	$360,000	$—	$1,199,990	$—	$1,559,990
	2022	$360,000	$20,132,605	$1,119,110	$—	$21,611,715
Dominique Bourgault Chief Financial Officer(6)	2023	$390,288	$—	$1,340,690	$—	$1,730,978
Martin Picard Chief Real Estate Officer	2023	$355,635	$—	$504,990	$800	$861,425
	2022	$359,534	$2,109,992	$1,152,688	$—	$3,622,214

(1) The amounts in this column for Mr. Picard for fiscal year 2023 were converted into USD using the Bank of Canada annual CAD to USD 2023 exchange rate of US$1.00 = CAD 1.3497 or CAD 1.00 = US$0.7409. The amounts in this column for Mr. Picard for fiscal year 2022 were converted into USD using the Bank of Canada annual CAD to USD 2022 exchange rate of US$1.00 = CAD 1.3013 or CAD 1.00 = US$0.7685.
(2) The amounts in this column represent the aggregate grant-date fair value of performance stock awards granted to Messrs. Davidson and Picard in 2022 under the 2021 Management Equity Incentive Plan, computed in accordance with FASB ASC Topic 718. For Mr. Davidson, the amounts in this column also represent $509,609 in incremental fair value attributable to the modification of Mr. Davidson’s equity awards in December 2022. For more information relating to the modification of Mr. Davidson’s equity awards, see the section entitled “Repricing or Material Modification of Outstanding Equity Awards - Modification to CEO Performance Restricted Stock Award” in Sonder’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2022 filed with the SEC on March 22, 2024 (the “2022 Annual Report”).
(3) The amounts in this column represent the aggregate grant-date fair value of awards granted to each named executive officer in 2023, 2022 and 2021 (where applicable), computed in accordance with FASB ASC Topic 718. See Note 11, Equity Incentive Plans and Stock-Based Compensation, to the consolidated financial statements included within Part II, Item 8 of this Annual Report on Form 10-K for additional information regarding the assumptions made by Sonder in determining the grant-date fair value of Sonder’s equity awards. For fiscal year 2022, the amounts in this column also represent the incremental fair value, computed as of the repricing date in accordance with FASB ASC Topic 718, with respect to the one-time repricing of eligible stock option awards pursuant to the Company’s tender offer on Schedule TO, which closed in December 2022. The incremental fair value, computed as of the repricing date in accordance with FASB ASC Topic 718, for the repriced options held by Messrs. Davidson and Picard, totaled $157,621 and $376,765, respectively. For more information relating to the one-time repricing of eligible stock option awards, see the section entitled “Repricing or Material Modification of Outstanding Equity Awards - Repricing of Eligible Outstanding Option Awards” in the 2022 Annual Report.
(4) The amount in this column for Mr. Davidson in fiscal year 2022 also reflects $961,489 in incremental fair value attributable to the modification of Mr. Davidson’s equity awards in December 2022. For more information relating to the modification of Mr. Davidson’s equity awards, see the section entitled “Repricing or Material Modification of Outstanding Equity Awards - Modification to CEO Performance Stock Option Award” in the 2022 Annual Report.
(5) Consists of amount paid to Mr. Picard for cell phone reimbursement.
(6) Mr. Bourgault joined the Company as Chief Financial Officer effective March 6, 2023. The amount shown in the salary column for 2023 represents a partial year’s salary based on his March 6, 2023 start date. Mr. Bourgault’s annual salary is $495,000.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information regarding outstanding equity awards held by our named executive officers as of December 31, 2023, after the application of adjustments to reflect the impact of the Business Combination (for awards granted prior to January 18, 2022) and further adjustments to reflect the impact of the Reverse Stock Split (for awards granted prior to September 20, 2023).

	Option Awards(1)(2)						Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)		Option Exercise Price ($)		Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)(3)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested(4)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)(3)
Francis Davidson	—	236,431	(5)(6)	$34.80	(7)	2/19/2031	74,942	(8)	$200,095	—	—
	23,399	101,600	(9)	18.09	(10)	3/16/2033	—		—	464,999	$1,241,547
Dominique Bourgault	—	137,051	(11)	18.09	(10)	3/16/2033	—		—	—	—
	390	5,860	(12)	34.80	(10)	9/12/2033	—		—	—	—
Martin Picard	1,287	—	(13)	13.40	(14)	8/3/2027	—		—	999,996	$1,239,995
	1,415	—	(15)	13.40	(14)	11/9/2027	—		—	—	—
	8,254	—	(16)	27.80	(14)	1/28/2029	—		—	—	—
	12,162	—	(17)	27.80	(14)	1/28/2029	—		—	—	—
	7	—	(18)	27.80	(14)	1/28/2029	—		—	—	—
	77	—	(19)	27.80	(14)	1/28/2029	—		—	—	—
	3	—	(20)	57.00	(14)	11/15/2029	—		—	—	—
	8,510	369	(5)(21)	34.80	(7)	2/7/2030	—		—	—	—
	68	—	(5)(22)	34.80	(7)	2/7/2030	—		—	—	—
	74	—	(5)(23)	34.80	(7)	8/18/2030	—		—	—	—
	2,382	706	(5)(24)	34.80	(7)	11/5/2030	—		—	—	—
	8,606	3,563	(5)(25)	34.80	(7)	2/19/2031	—		—	—	—
	651	507	(5)(26)	34.80	(7)	11/11/2031	—		—	—	—
	17,499	34,978	(5)(27)	34.80	(7)	8/16/2032	—		—	—	—
	9,360	40,639	(28)	18.09	(10)	3/16/2033	—		—	—	—
	390	5,860	(29)	7.40	(10)	9/12/2033	—		—	—	—

(1) All stock options granted prior to 2020 were granted pursuant to the Sonder Canada Inc. Stock Option Plan. All stock options granted in 2020 and 2021 were granted pursuant to the Legacy Sonder 2019 Equity Incentive Plan, as amended (the “2019 Plan”). Unless otherwise indicated in the footnotes, all stock options granted in 2022 and 2023 were granted pursuant to the 2021 Equity Incentive Plan.
(2) In connection with the Reverse Stock Split, each then-outstanding stock option then held by our named executive officers was adjusted as follows: (a) the number of shares subject to each such option was divided by twenty, with the resulting number rounded down to the nearest whole share; and (b) the exercise price applicable to each such outstanding option was multiplied by twenty, with the resulting price rounded up to the nearest whole cent. The amounts set forth in the table above with respect to options granted prior to September 21, 2023 reflect such adjustments.
(3) The amounts in this column represent the aggregate grant-date fair value of awards granted to each named executive officer, computed in accordance with FASB’s ASC Topic 718. See Note 11, Equity Incentive Plans and Stock-Based Compensation, to the consolidated financial statements included within Part II, Item 8 of this Annual Report on Form 10-K for additional information regarding the assumptions used in the valuation of these awards.
(4) The amounts in this column represent the performance-based RSU awards granted on May 15, 2022 under the 2021 Management Equity Incentive Plan (the “MEIP”), which vest (i) 1/6th on the date on which the Common Share Price (as defined in the MEIP) is equal to or greater than $260.00 (as adjusted for the Reverse Stock Split, Triggering Event I (as defined in the Merger Agreement)), (ii) 1/6th on the date on which the Common Share Price is equal to or greater than $310.00 (as adjusted for the Reverse Stock Split, Triggering Event II (as defined in the Merger Agreement)), (iii) 1/6th on the date on which the Common Share Price is equal to or greater than $360.00 (as adjusted for the Reverse Stock Split, Triggering Event III (as defined in the Merger Agreement)), (iv) 1/6th on the date on which the Common Share Price is equal to or greater than $410.00 (as adjusted for the Reverse Stock Split, Triggering Event IV (as defined in the Merger Agreement)), (v) 1/6th on the date on which the Common Share Price is equal to or greater than $460.00 (as adjusted for the Reverse Stock Split, Triggering Event V (as defined in the Merger Agreement)), and (vi) 1/6th on the date on which the Common Share Price is equal to or greater than $510.00 (as adjusted for the Reverse Stock Split, Triggering Event VI (as defined in the Merger Agreement)), subject in each case to the executive officer’s continued employment through the applicable vesting date. The performance period for the RSUs expires on July 17, 2027.

(5) On December 1, 2022, certain of the Company’s named executive officers along with other employees participated in the Company’s one-time offer to reprice eligible stock options (the “Offer”), which expired on December 1, 2022 (the “Repricing Date”). The executive officer elected to tender this option for repricing pursuant to the Offer. On the Repricing Date, pursuant to the terms of the Offer, this option (i) had its per share exercise price repriced, (ii) became 100% unvested, and (iii) received a modified vesting schedule (with a 1-year vesting cliff which expired on December 1, 2023 (the “Vesting Cliff Date”)). On the Vesting Cliff Date, a number of shares subject to the option vested equal to the number of shares subject to the option that would have been vested on the Vesting Cliff Date if the option had not been tendered for repricing (including shares subject to the option that were vested as of the Repricing Date and shares subject to the option which would have vested during the period commencing on the Repricing Date and ending on the Vesting Cliff Date). Following the Vesting Cliff Date, the option will continue to vest according to the vesting schedule applicable to the option prior to the Repricing Date.
(6) Represents an option to purchase stock granted on February 19, 2021 subject to performance-based vesting conditions with an original strike price of $121.80, after the application of adjustments to reflect the impact of the Business Combination and the Reverse Stock Split. Subject to Mr. Davidson remaining an employee through the applicable measurement date, the shares subject to the option will vest in three equal tranches if Sonder achieves certain market capitalization targets prior to December 31, 2025, December 31, 2026, and December 31, 2027, respectively. If an applicable market capitalization target is not achieved by the applicable deadline date, the shares subject to such target will be forfeited at no cost to the Company. The market value targets may be equitably adjusted for any capitalization adjustments pursuant to the 2019 Plan as determined by the Board in its sole and absolute discretion. Mr. Davidson elected to tender this option for repricing pursuant to the Offer. On the Repricing Date, pursuant to the terms of the Offer, the option (i) had its per share exercise price repriced, and (ii) received a modified vesting schedule (with a 1-year vesting cliff which expired on December 1, 2023).
(7) Represents the closing price of one share of the Company’s common stock on the Nasdaq Global Select Market on the Repricing Date, as adjusted for the Reverse Stock Split.
(8) Represents shares subject to performance-based vesting conditions. These shares were issued upon the exercise of an option granted on November 15, 2019, which was fully exercised for 8,243,677 shares by Mr. Davidson on December 2, 2019 through the issuance of a promissory note to Sonder in the amount of $24.6 million. On January 14, 2022, prior to the closing of the Business Combination, Legacy Sonder repurchased 1,855,938 shares of common stock of Legacy Sonder held by Mr. Davidson (the equivalent of 136,281 shares of the Company’s common stock after adjusting for the impact of the Business Combination and the Reverse Stock Split), and the proceeds of such sale were used to completely extinguish Mr. Davidson’s promissory note to the Company, which had a total principal and accrued interest amount of $25,704,735.34 as of the date of the transaction. 149,885 of the shares subject to the award vested in 72 equal monthly installments starting on October 1, 2017, generally subject to Mr. Davidson’s continued employment through each applicable vesting date. 262,298 shares subject to the award vest upon the achievement of performance-based vesting conditions: 112,414 shares vest upon a liquidity event, 74,942 shares vest upon a financing event, and 74,942 shares vest if Sonder achieves a target stock price of $105.40 (as adjusted for the Reverse Stock Split) on or prior to November 15, 2026, subject to Mr. Davidson remaining an employee through such vesting date. The shares subject to the liquidity event vesting condition and financing event vesting condition vested in February 2021. The shares subject to time-based vesting fully vested in September 2023. This award is subject to certain acceleration benefits pursuant to the underlying option agreement as described below under “Potential Payments Upon Termination or Change in Control.” 149,885 of the shares subject to the award vested in 72 equal monthly installments starting on October 1, 2017, generally subject to Mr. Davidson’s continued employment through each applicable vesting date. 262,298 shares subject to the award vest upon the achievement of performance-based vesting conditions: 112,414 shares vest upon a liquidity event, 74,942 shares vest upon a financing event, and 74,942 shares vest if Sonder achieves a target stock price of $105.40 (as adjusted for the Reverse Stock Split) on or prior to November 15, 2026, subject to Mr. Davidson remaining an employee through such vesting date. The shares subject to the liquidity event vesting condition and financing event vesting condition vested in February 2021. The shares subject to time-based vesting fully vested in September 2023. This award is subject to certain acceleration benefits pursuant to the underlying option agreement as described below under “Potential Payments Upon Termination or Change in Control.”
(9) Represents an option to purchase common stock granted on March 16, 2023, which vests in equal monthly installments over a period of 4 years beginning on April 13, 2023, generally subject to Mr. Davidson’s continued employment through each vesting date.
(10) Represents the closing price of one share of the Company’s common stock on the Nasdaq Global Select Market on the date of the grant, as adjusted for the Reverse Stock Split (where applicable).
(11) Represents an option to purchase common stock granted pursuant to the 2023 Inducement Plan on March 16, 2023, which vests 25% on March 6, 2024 and vests in equal monthly installments on the 6th day of the month over a period of 36 months thereafter, generally subject to Mr. Bourgault’s continued employment through each applicable vesting date.
(12) Represents an option to purchase common stock granted on September 12, 2023, which vests in equal monthly installments over a period of 4 years beginning on October 1, 2023, generally subject to Mr. Bourgault’s continued employment through each vesting date.
(13) Represents an option to purchase common stock granted on August 3, 2017, after the application of adjustments to reflect the impact of the Business Combination and the Reverse Stock Split. This option vested 1/48th monthly beginning on May 1, 2017 and is 100% vested.
(14) Represents the fair market value of a share of Legacy Sonder common stock on the date of the grant, as determined by the Legacy Board, as adjusted to reflect the impact of the Business Combination and the Reverse Stock Split.
(15) Represents an option to purchase common stock granted on November 9, 2017, after the application of adjustments to reflect the impact of the Business Combination and the Reverse Stock Split. This option vested 1/48th monthly beginning on August 1, 2017 and is 100% vested.
(16) Represents an option to purchase common stock granted on January 28, 2019, after the application of adjustments to reflect the impact of the Business Combination and the Reverse Stock Split. The option vested 25% on January 28, 2020, 1/48th on January 31, 2020, and thereafter vested 1/48th in equal monthly installments on the last day of the month. This option is 100% vested.
(17) Represents an option to purchase common stock granted on January 28, 2019, after the application of adjustments to reflect the impact of the Business Combination and the Reverse Stock Split. This option vested 1/48th monthly beginning on February 1, 2018 and is 100% vested.
(18) Represents an option to purchase common stock granted on January 28, 2019, after the application of adjustments to reflect the impact of the Business Combination and the Reverse Stock Split. This option vested 25% on December 14, 2019, 1/48th on December 31, 2019, and thereafter vested 1/48th in equal monthly installments on the last day of the month. This option is 100% vested.
(19) Represents an option to purchase common stock granted on January 28, 2019, after the application of adjustments to reflect the impact of the Business Combination and the Reverse Stock Split. This option vested 25% on March 27, 2018, 1/48th on March 31, 2018, and thereafter vested 1/48th in equal monthly installments on the last day of the month. This option is 100% vested.
(20) Represents an option to purchase common stock granted on November 15, 2019, after the application of adjustments to reflect the impact of the Business Combination and the Reverse Stock Split. This option vested 25% on August 13, 2020 and thereafter vested 1/48th in equal monthly installments. This option is 100% vested.
(21) Represents an option to purchase common stock granted on February 7, 2020 with an original strike price of $57.00, after the application of adjustments to reflect the impact of the Business Combination and the Reverse Stock Split. Mr. Picard elected to tender this option for repricing pursuant to the Offer. This option vests 1/48th monthly beginning on March 4, 2020 (subject to a 12-month pause in vesting following the Repricing Date, which expired on the Vesting Cliff Date), generally subject to Mr. Picard’s continued employment through each vesting date.

(22) Represents an option to purchase common stock granted on February 7, 2020 with an original strike price of $57.00, after the application of adjustments to reflect the impact of the Business Combination and the Reverse Stock Split. Mr. Picard elected to tender this option for repricing pursuant to the Offer. This option vested 25% on May 5, 2016, 1/48 on June 30, 2016, and thereafter vested 1/48th in equal monthly installments over a period of 36 months (subject to a 12 month pause in vesting following the Repricing Date, which expired on the Vesting Cliff Date). This option is 100% vested.
(23) Represents an option to purchase common stock granted on June 18, 2020 with an original strike price of $60.00, after the application of adjustments to reflect the impact of the Business Combination and the Reverse Stock Split. Mr. Picard elected to tender this option for repricing pursuant to the Offer. This option was originally 100% vested on the grant date. Pursuant to the terms of the Offer, this option became 100% unvested on the Repricing Date and became 100% vested again on the Vesting Cliff Date.
(24) Represents an option to purchase common stock granted on November 5, 2020 with an original strike price of $58.60, after the application of adjustments to reflect the impact of the Business Combination and the Reverse Stock Split. Mr. Picard elected to tender this option for repricing pursuant to the Offer. This option vested 25% on November 5, 2021 and thereafter vests in equal monthly installments over a period of 36 months (subject to a 12-month pause in vesting following the Repricing Date, which expired on the Vesting Cliff Date).
(25) Represents an option to purchase common stock granted on February 19, 2021 with an original strike price of $121.80, after the application of adjustments to reflect the impact of the Business Combination and the Reverse Stock Split. Mr. Picard elected to tender this option for repricing pursuant to the Offer. This option vests 1/48th in equal monthly installments over a period of 48 months starting on March 1, 2021 (subject to a 12-month pause in vesting following the Repricing Date, which expired on the Vesting Cliff Date).
(26) Represents an option to purchase common stock granted on November 11, 2021 with an original strike price of $164.60, after the application of adjustments to reflect the impact of the Business Combination and the Reverse Stock Split. Mr. Picard elected to tender this option for repricing pursuant to the Offer. This option vests 1/48th in equal monthly installments over a period of 48 months starting on October 1, 2021 (subject to a 12-month pause in vesting following the Repricing Date, which expired on the Vesting Cliff Date).
(27) Represents an option to purchase common stock granted on August 16, 2022 with an original strike price of $51.00, after the application of adjustments to reflect the Reverse Stock Split. Mr. Picard elected to tender this option for repricing pursuant to the Offer. This option vests 1/48th in equal monthly installments over a period of 48 months starting on September 16, 2022 (subject to a 12-month pause in vesting following the Repricing Date, which expired on the Vesting Cliff Date).
(28) Represents an option to purchase common stock granted on March 16, 2023. This option vests 1/48th in equal monthly installments over a period of 48 months starting on April 13, 2023, generally subject to Mr. Picard’s continued employment through each vesting date.
(29) Represents an option to purchase common stock granted on September 12, 2023. This option vests 1/48th in equal monthly installments over a period of 48 months starting on October 1, 2023, generally subject to Mr. Picard’s continued employment through each vesting date.

Named Executive Officer Employment Arrangements

We have entered into employment agreements or confirmatory offer letters setting forth the material terms and conditions of employment for each of Sonder’s named executive officers, as described below.

Francis Davidson

Legacy Sonder entered into a confirmatory offer letter with Mr. Davidson, its Chief Executive Officer, on September 14, 2021. Mr. Davidson’s offer letter provides for an annual base salary and eligibility to participate in Sonder’s employee benefit plans. Since September 14, 2021, Mr. Davidson’s annual base salary has been $360,000.

Dominique Bourgault

Mr. Bourgault signed an offer letter with Sonder on February 23, 2023 in connection with his appointment as the Company’s Chief Financial Officer, effective March 6, 2023. Mr. Bourgault’s offer letter provides for (a) an annual base salary of $495,000, (b) an initial grant of options to purchase 137,051 shares of the Company’s common stock (after adjusting for the Reverse Stock Split), which was granted on March 16, 2023, vesting over four years (vesting 25% after a one-year cliff and monthly thereafter), subject to Mr. Bourgault’s continued service, (c) participation in the Company’s Key Executive Change in Control and Severance Plans, and (d) eligibility to participate in Sonder’s employee benefit plans.

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

Directors who are employees of the Company do not receive additional compensation for their service as directors. The Board has adopted a compensation policy that governs the cash and equity compensation for our non-employee directors, which was amended in September 2023 and May 2024 as described below (as amended from time to time, the “Outside Director Compensation Policy”). The Outside Director Compensation Policy was developed with input from an independent compensation consultant regarding practices and compensation levels at comparable companies. It is designed to attract, retain, and reward non-employee directors. Under the Outside Director Compensation Policy, each of our non-employee directors receives the cash and equity compensation for services described below. We will also continue to reimburse our non-employee directors for reasonable, customary, and documented travel expenses to Board or committee meetings.

The Outside Director Compensation Policy provides for a maximum annual limit of $750,000 of aggregate compensation (cash retainers and fees and equity awards) that may be paid, issued or granted to a non-employee director in any fiscal year, and this limit is increased to $1,000,000 in an individual’s first year of service as a non-employee director. For purposes of this limitation, the value of equity awards is based on the grant date fair value (determined in accordance with generally accepted accounting principles in the United States of America (“GAAP”)). Any cash compensation paid or equity awards granted to a person for their services as an employee, or for their services as a consultant (other than as a non-employee director), does not count towards such limitation. The maximum limit does not reflect the intended size of any potential compensation or equity awards to our non-employee directors.

In September 2023, the Board reduced the grant date fair value of the Initial Award (as defined below) under the Outside Director Compensation Policy from $320,000 to $160,000. In May 2024, the Board increased the annual cash retainer payable to the Lead Independent Director under the Outside Director Compensation Policy from $15,000 to $35,000.

Cash Compensation

Our non-employee directors are entitled to receive the following in cash compensation for their services under the Outside Director Compensation Policy:

•$35,000 per year for service as a board member;
•$35,000 per year for service as a lead independent director ($15,000 per year prior to May 2024);
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

Under the Outside Director Compensation Policy, each non-employee director who serves as the chair of a committee is entitled to receive only the annual cash fee as the chair of the committee, and not the annual cash fee as a member of the committee, provided that each non-employee director who serves as the lead independent director is entitled to receive the annual cash fee for service as a board member and the additional annual cash fee for service as the lead independent director. All cash payments to non-employee directors are paid by us quarterly in arrears on a pro-rated basis.

Equity Compensation

Initial Award

Pursuant to the Outside Director Compensation Policy, each non-employee director receives, on the first trading date on or after the date on which such person is or was first elected as a non-employee director (the “Initial Start Date”), an initial award of restricted stock units (the “Initial Award”) covering a number of shares of our common stock having a grant date fair value (determined in accordance with GAAP) equal to $160,000 (or $320,000 for non-employee directors who were appointed or elected prior to September 28, 2023); provided that any resulting fraction of a share will be rounded down to the nearest whole share. Initial Awards vest as follows: one-third of the shares subject to the Initial Award vest annually following the Initial Start Date on the same day of the month as the Initial Start Date (or, if there is no corresponding day in a particular month, then the last day of that month), in each case subject to the non-employee director continuing to be a non-employee director through the applicable vesting date. An employee-director does not become entitled to receive an Initial Award if such director ceases to be an employee but remains on the Board as a non-employee director.

Annual Award

Each non-employee director, other than the excluded directors, automatically receives, on the date of each annual meeting of our stockholders, an annual award of restricted stock units (an “Annual Award”) covering a number of shares of our common stock having a grant date fair value (determined in accordance with GAAP) of $160,000; provided that the first Annual Award granted to an individual following his or her initial election to the Board as a non-employee director will have a grant date fair value equal to the product of (A) $160,000 multiplied by (B) a fraction, (i) the numerator of which is equal to the number of fully completed days between the non-employee director’s Initial Start Date and the date of the first annual meeting of our stockholders to occur after such individual first becomes a non-employee director, and (ii) the denominator of which is 365; and provided further that any resulting fraction will be rounded down to the nearest whole share. Each Annual Award will be scheduled to vest in full on the earlier of (i) the one-year anniversary of the grant date or (ii) the date of the next annual meeting of our stockholders following the grant date, in each case, subject to the non-employee director continuing to be a non-employee director through the applicable vesting date.

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

2023 Director Compensation Table

The following table lists actual compensation paid to each of our non-employee directors for the year ended December 31, 2023. Mr. Davidson, our CEO, does not receive additional compensation for his service as a director. All compensation paid to Mr. Davidson is reported in the “Summary Compensation Table” appearing earlier in this Annual Report.

Name	Fees Earned or Paid in Cash ($)(1)	Stock Awards ($)(2)(3)	All Other Compensation ($)	Total ($)
Nabeel Hyatt	$39,000	$159,967	$—	$198,967
Frits Dirk van Paasschen(4)	72,000	159,967	—	231,967
Janice Sears	61,000	159,967	—	220,967
Gilda Perez-Alvarado(5)	29,250	159,967	—	189,217
Michelle Frymire	53,000	133,308	—	186,308
Prashant (Sean) Aggarwal	45,000	119,979	—	164,979
Sanjay Banker(6)	35,000	399,966	509,367	944,333
Simon Turner(7)	10,250	218,567	—	228,817
Tom Buoy(8)	7,207	218,567	—	225,774

(1) Includes annual retainer, committee and chair fees and the lead independent director fee paid to our non-employee directors under the Outside Director Compensation Policy. Director fees are generally paid quarterly in arrears. Accordingly, director fees earned in the fourth quarter of 2022 were paid in early 2023.
(2) Amounts shown in this column represent the grant date fair value, calculated in accordance with FASB ASC Topic 718, of the following grants of time-based restricted stock units granted to our non-employee directors under the Outside Director Compensation Policy: (i) for Mr. van Paasschen and Ms. Sears, an annual director grant of 12,517 restricted stock units on June 7, 2023; (ii) for Mr. Hyatt, an annual director grant of 12,517 restricted stock units on June 7, 2023, which units were forfeited on April 23, 2024; (iii) for Ms. Frymire and Mr. Aggarwal, a prorated annual director grant of 10,431 and 9,388 restricted stock units on June 7, 2023, respectively; (iv) for Mr. Banker, an initial director grant of 12,598 restricted stock units on January 3, 2023 and a prorated annual director grant of 6,258 restricted stock units on June 7, 2023; (v) for Mr. Turner, an initial director grant of 26,622 restricted stock units on October 1, 2023; (vi) for Ms. Perez-Alvarado, an annual director grant of 12,517 restricted stock units on June 7, 2023, which units were forfeited in September 2023 upon her resignation from the Board; and (vii) for Mr. Buoy, an initial director grant of 26,622 restricted stock units on October 1, 2023, which were forfeited in December 2023 upon his resignation from the Board. For further information, see the section above titled “Director Compensation — Equity Compensation”. See Note 11, Equity Incentive Plans and Stock-Based Compensation, to the Consolidated Financial Statements included within Part II, Item 8 of this Annual Report on Form 10-K for additional information regarding the assumptions used in the valuation of these awards.
(3) Each current non-employee director had the following number of stock awards and/or options outstanding as of December 31, 2023:

Name	Unvested Restricted Stock Units	Outstanding Option Awards
Nabeel Hyatt	12,517	—
Frits Dirk van Paasschen	12,517	10,424
Janice Sears	13,104	—
Michelle Frymire	15,193	—
Prashant (Sean) Aggarwal	15,031	—
Sanjay Banker	18,856	182,266
Simon Turner	26,622	—

(4) Mr. van Paasschen resigned as lead independent director and Ms. Sears was appointed as the new lead independent director on December 8, 2023.
(5) Ms. Perez-Alvarado resigned from the Board effective September 30, 2023. Ms. Perez-Alvarado forfeited her annual director grant of 12,517 restricted stock units upon her resignation from the Board.
(6) Mr. Banker served as the Company’s President and Chief Financial Officer until December 31, 2022 and joined the Board effective January 1, 2023. Amount reflected consists of: (i) $473,680 paid to Mr. Banker in 2023 pursuant to an agreement by and between Mr. Banker and an U.S. subsidiary of the Company, dated October 15, 2022, in connection with his transition from the Company’s President and Chief Financial Officer to a member of the Board and a Senior Advisor;(ii) a $21,133.80 lump sum COBRA payment; and (iii) a $14,553 lump sum tax gross up in connection with the COBRA payment.
(7) Mr. Turner was elected as non-employee director on October 1, 2023.
(8) Mr. Buoy was elected as non-employee director on October 1, 2023 and resigned from the Board effective December 11, 2023 in connection with his appointment as our Chief Commercial Officer.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners and Management

The following tables set forth certain information known to us regarding beneficial ownership of our voting securities as of September 16, 2024 by:

• each person known by us to be the beneficial owner of more than 5% of any class of our voting securities;
• each of our named executive officers;
• each of our directors; and
• all current executive officers and directors as a group.

Beneficial ownership is determined according to the rules of the SEC, which generally provide that a person has beneficial ownership of a security if they possess the sole or shared voting or investment power over that security, including options and warrants that are currently exercisable or exercisable within 60 days of September 16, 2024.

Percentage ownership of our voting securities is based on 11,585,625 shares of our common stock issued and outstanding as of September 16, 2024, assumes that none of the up to 725,000 shares of common stock in potential Earn Out Shares (as defined below) will be earned within 60 days of September 16, 2024 and are therefore excluded, and is adjusted for the Reverse Stock Split. In connection with the Business Combination, holders of Legacy Sonder’s common stock and certain other securityholders are entitled to receive their pro rata share of up to an aggregate of 725,000 additional shares of our common stock (after adjusting for the Reverse Stock Split, referred to as the “Earn Out Shares”) as consideration, if our common stock achieves certain benchmark share prices (each achievement of such a benchmark being referred to as a “Triggering Event”) as contemplated by the Agreement and Plan of Merger for the Business Combination (the “Merger Agreement”). If no Triggering Event occurs prior to July 17, 2027, no Earn Out Shares will be issued.

Unless otherwise indicated, we believe that all persons named in the table below have sole voting and investment power with respect to all of the securities beneficially owned by them. To our knowledge, no shares beneficially owned by any executive officer or director have been pledged as security, other than certain shares of Sonder Canada Inc. (which are exchangeable into shares of common stock) held by our CEO that are pledged to the Canada Revenue

Agency as a security for payment of tax obligations. Unless otherwise indicated, the mailing address of each of person below is c/o Sonder Holdings Inc., 447 Sutter Street Suite 405 #542, San Francisco, CA 94108.

Principal Stockholders

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Common Stock
5% stockholders
Entities affiliated with Atreides(1)	1,841,918	8.2%
Entities affiliated with Spark Capital(2)	733,927	6.3%
iNovia Growth Capital Inc.(3)	630,946	5.3%
Directors and named executive officers
Francis Davidson(4)	626,078	5.4%
Dominique Bourgault(5)	63,925	*
Martin Picard(6)	101,171	*
Nabeel Hyatt	—	*
Frits Dirk van Paasschen(7)	30,809	*
Janice Sears(8)	18,650	*
Michelle Frymire(9)	15,192	*
Prashant (Sean) Aggarwal(10)	15,032	*
Sanjay Banker(11)	192,724	1.6%
Simon Turner(12)	8,874	*
All directors and executive officers as a group (12 persons)	1,132,143	9.7%
* Represents less than 1% of our outstanding common stock.
(1) Beneficial ownership is as of December 31, 2023, and is based on information contained in the Schedule 13G/A filed with the SEC on February 14, 2024 by Atreides Management, LP, Atreides Management, LLC and Gavin Baker (as managing member of Atreides Management, LLC with respect to the shares of common stock held by Atreides Foundation Master Fund LP and certain separately managed accounts managed by Atreides Management, LP) (collectively, the “Atreides Filers”). Beneficial ownership also includes 802,297 shares of common stock issuable upon conversion of 802,297 shares of Preferred Stock held by the Atreides Filers. The shares of Preferred Stock do not have voting rights until the Company receives the Stockholder Approval. The Atreides Filers each had shared voting power and dispositive power with respect to 1,012,621 shares of common stock. The shares are held directly by Atreides Foundation Master Fund LP and certain separately managed accounts managed by Atreides Management, LP. Atreides Foundation Master Fund LP has the right to receive and/or the power to direct the receipt of dividends from, or the proceeds from the sale of, more than five percent of our common stock. The business address of the Atreides Filers is One International Place, Suite 4410, Boston, MA 02110.
(2) Beneficial ownership is as of December 31, 2023, and is based solely on information contained in the Schedule 13G/A filed with the SEC on February 6, 2024 by Spark Capital IV, L.P. (“Spark IV”), Spark Capital Founders’ Fund IV, L.P. (“Spark IV FF” and together with Spark IV, the “Spark Entities”) and Spark Management Partners IV, LLC (“Spark IV GP”). Consists of (i) 726,737 shares of common stock held of record by Spark IV and (ii) 7,190 shares of common stock held of record by Spark IV FF. Spark IV GP is the general partner of each of the Spark Entities and may be deemed to have voting, investment and dispositive power with respect to these securities. Paul Conway, Alex Finkelstein and Santo Politi are the managing members of Spark IV GP and may be deemed to share voting, investment and dispositive power with respect to these securities. Nabeel Hyatt, a member of the Board, holds an interest in Spark IV GP but does not share voting, investment or dispositive power with respect to these securities. Mr. Hyatt disclaims beneficial ownership of the shares held by the Spark Entities, except to the extent of his pecuniary interest therein. The business address of the Spark Entities is 137 Newbury St., 8th Floor, Boston, Massachusetts 02116.
(3) Beneficial ownership is as of August 23, 2024, and is based solely on information contained in the Schedule 13G filed with the SEC on August 23, 2024 by iNovia Growth Capital Inc. Includes (i) 306,897 shares of common stock, of which 152,964 shares are owned directly by iNovia Growth Fund, L.P., 17,534 shares are owned directly by iNovia Growth Fund-A, L.P. and 136,399 shares are owned directly by iNovia Growth SPV - Quebec, L.P., (ii) 219,110 shares of common stock issuable upon conversion of 219,110 shares of Preferred Stock, of which 196,751 shares are owned directly by iNovia Growth Fund, L.P. and 22,359 shares are owned directly by iNovia Growth Fund-A, L.P., and (iii) 104,939 shares of common stock issuable upon the exchange of exchangeable shares (the “Exchangeable Shares”) of Sonder Canada Inc., a subsidiary of the Company, corresponding to 104,939 shares of post-combination special voting common stock, par value $0.0001 per share, of the Company, of which 95,835 shares are owned directly by iNovia Growth Fund, L.P. and 9,104 shares are owned directly by iNovia Growth Fund-A, L.P. Excludes 29,508 shares of common stock to be issued upon the achievement of certain share price targets, of which 17,826 shares, 1,909 shares and 9,773 shares will be issued to iNovia Growth Fund, L.P., iNovia Growth Fund-A, L.P. and iNovia Growth SPV - Quebec, L.P., respectively. iNovia Growth Capital Inc. is the general partner of each of iNovia Growth Fund, L.P., iNovia Growth Fund-A, L.P. and iNovia Growth SPV - Quebec, L.P., and may be deemed to share beneficial ownership of the shares of Common Stock of which each of iNovia Growth Fund, L.P., iNovia Growth Fund-A, L.P. and iNovia Growth SPV - Quebec, L.P. is the record owner. iNovia Growth Capital Inc. is the general partner of each of iNovia Growth Fund, L.P., iNovia Growth Fund-A, L.P. and iNovia Growth SPV - Quebec, L.P. In such capacities, iNovia Growth Capital Inc. may be deemed to beneficially own the securities owned directly by iNovia Growth Fund, L.P., iNovia Growth Fund-A, L.P. and Inovia Growth SPV - Quebec, L.P., but disclaims beneficial ownership of the securities reported herein except to the extent of its pecuniary interest therein. The address of the principal business office of iNovia Growth Capital Inc. is 3 Place Ville-Marie, Suite, 12350, Montreal, Quebec, Canada 1H3B 0E7.
(4) Consists of (a) 203,010 shares of common stock held beneficially by Mr. Davidson, of which 74,942 shares are subject to a Company repurchase right that will terminate unless Sonder achieves a stock price of $105.40 by November 15, 2026, (b) 371,069 shares of Special Voting common stock, and (c) 51,999 shares of common stock subject to outstanding options which are exercisable within 60 days of September 16, 2024. Excludes 1,000,000 shares of common stock issuable upon conversion of 1,000,000 shares of Preferred Stock held by Mr. Davidson. Mr. Davidson has agreed that he may not convert any shares of Preferred Stock to common stock prior to the Company’s receipt of the Stockholder Approval. The shares of Preferred Stock do not have voting rights until the Company receives the Stockholder Approval.
(5) Consists of (a) 5,000 shares of common stock held beneficially by Mr. Bourgault and (b) 58,925 shares of common stock subject to outstanding options which are exercisable within 60 days of September 16, 2024.
(6) Consists of (a) 2,570 shares of common stock held beneficially by Mr. Picard and (b) 98,601 shares of common stock subject to outstanding options which are exercisable within 60 days of September 16, 2024.
(7) Consists of (a) 7,868 shares of common stock held directly by Mr. van Paasschen and (b) 10,424 shares of common stock subject to outstanding options and 12,517 shares of common stock subject to outstanding RSUs which are exercisable within 60 days of September 16, 2024.
(8) Consists of (a) 5,546 shares of common stock held directly by Ms. Sears and (b) 13,104 shares of common stock subject to outstanding RSUs which will vest within 60 days of September 16, 2024.
(9) Consists of (a) 2,380 shares of common stock held directly by Ms. Frymire and (b) 12,812 shares of common stock subject to outstanding RSUs which will vest within 60 days of September 16, 2024.
(10) Consists of (a) 2,822 shares of common stock held directly by Mr. Aggarwal and (b) 12,210 shares of common stock subject to outstanding RSUs which will vest within 60 days of September 16, 2024.
(11) Consists of (a) 4,200 shares of common stock held directly by Mr. Banker and (b) 182,266 shares of common stock subject to outstanding options and 6,258 shares of common stock subject to outstanding RSUs which are exercisable or will vest within 60 days of September 16, 2024. Excludes 29,000 shares of common stock issuable upon conversion of 29,000 shares of Preferred Stock held by Mr. Banker. Mr. Banker has agreed that he may not convert any shares of Preferred Stock to common stock prior to the Company’s receipt of the Stockholder Approval. The shares of Preferred Stock do not have voting rights until the Company receives the Stockholder Approval.
(12) Consists of 8,874 shares of common stock subject to outstanding RSUs which will vest within 60 days of September 16, 2024.

Equity Compensation Plan Information

In connection with the Business Combination, our stockholders approved the Management Equity Incentive Plan, the 2021 Equity Incentive Plan and the 2021 Employee Stock Purchase Plan. We also assumed all outstanding awards under the Legacy Sonder 2019 Equity Incentive Plan (as amended from time to time) (the “Legacy 2019 Equity Incentive Plan”) and the Legacy Sonder Stock Option Plan dated February 25, 2015 (as amended and restated from time to time) (the “Legacy Stock Option Plan”), each of which had been previously approved by the stockholders of Legacy Sonder. Additionally, in January 2023, the Board adopted the 2023 Inducement Equity Incentive Plan, which was amended in August 2023 (the “2023 Inducement Plan”), to provide for inducement grants to new hires or re-hires as material inducements to their acceptance of employment with the Company which grants are intended to comply the exemption provided by Nasdaq Listing Rule 5635(c)(4).

The following table summarizes our equity compensation plan information as of December 31, 2023 (as adjusted for the 1-for-20 Reverse Stock Split, effective September 20, 2023).

	(a) Number of securities to be issued upon exercise of outstanding options, warrants, and rights	(b) Weighted-average exercise price of outstanding options(3)	(c) Number of securities remaining available for issuance under equity compensation plans (excluding securities reflected in column (a))(4)(5)
Equity compensation plans approved by stockholders(1)	3,254,384	$27.32	1,080,246
Equity compensation plans not approved by stockholders(2)	358,200	$12.02	141,800

(1) Includes options to purchase 304,908 shares of common stock outstanding under the Legacy Stock Option Plan, options to purchase 51,782 shares of common stock and 587 unvested restricted stock units outstanding under the Legacy 2019 Equity Incentive Plan, and options to purchase 2,330,201 shares of common stock and 358,582 unvested restricted stock units outstanding under the 2021 Equity Incentive Plan. This number also includes a maximum of 567,493 shares of common stock issuable pursuant to outstanding performance share awards under the 2021 Management Equity Incentive Plan.
(2) Reflects options to purchase shares of common stock outstanding under the 2023 Inducement Plan.
(3) Does not reflect shares of common stock underlying outstanding unvested restricted stock units or performance share awards included in column (a) because these units and awards have no exercise price.
(4) Includes 569,715 shares of common stock available for future issuance under the 2021 Equity Incentive Plan, 157,507 shares of common stock available for future issuance under the 2021 Management Equity Incentive Plan and 353,024 shares of common stock available for future issuance under the 2021 Employee Stock Purchase Plan.
(5) The number of shares of common stock available for issuance under the 2021 Equity Incentive Plan increases automatically on the first day of each fiscal year of the Company beginning with the 2022 fiscal year and ending with the 2031 fiscal year, in an amount equal to the lesser of (i) 1,641,007 shares, (ii) 5% of the number of outstanding shares of common stock on the last day of the immediately preceding fiscal year and (iii) such number of shares determined by the Board or the Compensation Committee. The number of shares available for issuance under the 2021 Employee Stock

Purchase Plan increases automatically on the first day of each fiscal year of the Company beginning with the 2022 fiscal year and ending with the 2041 fiscal year, in an amount equal to the lesser of (i) 328,201 shares, (ii) 1% of the number of outstanding shares of common stock on the last day of the immediately preceding fiscal year or (iii) such number of shares determined by the Board or the Compensation Committee.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Director Independence

The Board has affirmatively determined that all of the director nominees and continuing directors, other than Messrs. Banker and Davidson due to their status as employees or former employees of the Company, have no relationship with the Company that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and that such individuals are independent directors within the meaning of the applicable Nasdaq listing standards and relevant securities and other laws, rules and regulations regarding the definition of “independent” (the “Independent Directors”). All members of the Audit Committee of the Board (the “Audit Committee”), the Governance Committee and the Compensation Committee of the Board (the “Compensation Committee”) are Independent Directors.

Certain Relationships and Related Party Transactions

Other than compensation arrangements for our directors and executive officers, which are described elsewhere in this Annual Report, the following is a description of each transaction since the beginning of the last two fiscal years ended December 31, 2023 and 2022 and each currently proposed transaction in which:

• we have been or are to be a participant;
• the amounts involved exceeded or exceeds the lesser of (i) $120,000 or (ii) one percent of the average of our total assets at year-end for the last two completed fiscal years; and
• any of our directors, executive officers or holders of more than 5% of our outstanding capital stock, or any immediate family member of, or person sharing the household with, any of these individuals or entities, had or will have a direct or indirect material interest.

Registration Rights Agreement

At the closing of the Business Combination on January 18, 2022, pursuant to the Merger Agreement, the (i) Company, (ii) the Sponsor, HRM Holdings II, LLC and Randall Bort, Michael Cramer and Joseph Gatto, who were GM II independent directors prior to the closing of the Business Combination (collectively, the “Initial Stockholders”) and (iii) those Legacy Sonder stockholders who are a party to that certain Voting and Support Agreement, dated April 29, 2021 (collectively, “Legacy Sonder Supporting Stockholders” and, together with the Company and the Initial Stockholders, the “Registration Rights Holders”) entered into a Registration Rights Agreement (the “Registration Rights Agreement”), pursuant to which the Registration Rights Holders are entitled to certain registration rights with respect to (a) any (1) outstanding share of common stock or any Private Placement Warrants held by the Sponsor and issued at the date of closing of the Company’s initial public offering, (2) shares of common stock issued upon the conversion of the 9,897,715 shares of Class F Stock held by the members of Sponsor, and 25,000 shares of Class F Stock held by each of Randall Bort, Michael Cramer and Joseph Gatto (after the forfeiture of 1,277,285 shares of Class F Stock by the Sponsor prior to the completion of the Business Combination) (the “Founder Shares”) and upon exercise of the Private Placement Warrants, (3) shares of common stock issued as Earn Out Shares or issuable upon the conversion of any Earn Out Shares, in each case, held by the stockholders of Legacy Sonder prior to the Business Combination, (4) common stock issued or issuable upon conversion of the convertible promissory notes issued by Legacy Sonder to certain purchasers pursuant to the Note Purchase Agreement, dated March 12, 2021, as amended (the “Legacy Sonder Convertible Notes”) or upon exercise of the warrants issued pursuant to the Note Purchase Agreement, dated on or about March 12, 2021 between Legacy Sonder and the other parties thereto and (5) any other equity security of the Company issued or issuable with respect to any such share of common stock referred to in the foregoing clauses “(1)” through “(4)” by way of a stock dividend or stock split or in connection with a combination of shares, recapitalization, merger, consolidation or other reorganization or otherwise, in each case held by such Registration Rights Holder, subject to certain limitations set forth in the Registration Rights Agreement.

Pre-Business Combination Relationships and Related Party Transactions of GM II

Registration Rights

Holders of the Founder Shares, Private Placement Warrants and Public Warrants issued upon conversion of working capital loans, if any, have registration rights pursuant to a registration rights agreement. The holders of these securities are entitled to make up to three demands that the Company register under the Securities Act the Public Warrants and the Common Stock underlying the Public Warrants and the Founder Shares. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed by the Company subsequent to its completion of a business combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. However, the registration rights agreement provides that Company will not permit any registration statement filed under the Securities Act to become effective until termination of the applicable lock-up period. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Related Party Notes

Prior to the completion of the Business Combination, GM II borrowed $1.5 million from the Sponsor to fund expenses of the Business Combination. The Company repaid this loan on the closing of the Business Combination on January 18, 2022.

Administrative Services Agreement

On January 19, 2021, GM II entered into an agreement to pay monthly recurring expenses to The Gores Group of $20,000 for office space, utilities and secretarial support. Services commenced on the date the Company securities were first listed on the Nasdaq and terminated upon the closing of the Business Combination on January 18, 2022.

Pre-Business Combination Relationships and Related Party Transactions of Legacy Sonder

Francis Davidson Promissory Note

On December 2, 2019, Legacy Sonder granted Mr. Davidson the ability to exercise an option award for an aggregate exercise price of $24.6 million with a full recourse promissory note (and security agreement) from Legacy Sonder, bearing interest at the rate of 2.00% per annum, compounding semiannually. As of September 30, 2021, December 31, 2020 and 2019, the aggregate borrowings outstanding under the note, including interest, were $25.6 million, $25.2 million and $24.7 million, respectively. The aggregate outstanding principal amount and interest under the loan was repaid in full prior to the consummation of the Business Combination on January 18, 2022.

2021 Convertible Promissory Notes

During March 2021, Legacy Sonder issued the Legacy Sonder Convertible Notes in an aggregate principal amount of $165 million to certain investors pursuant to the Note Purchase Agreement, dated March 12, 2021, for which Legacy Sonder received $165 million in exchange for Legacy Sonder’s agreement to issue the investors shares of its capital stock upon the occurrence of certain events described therein. The Legacy Sonder Convertible Notes automatically converted into shares of Legacy Sonder common stock immediately prior to the consummation of the Business Combination on January 18, 2022.

The following table summarizes the Legacy Sonder Convertible Notes issued by Legacy Sonder to holders of more than 5% of its capital stock.

Name of Stockholder	Note Principal Amount ($)
Entities affiliated with Fidelity* (1)(2)	$25,000,000
Westcap Sonder Convert Co-Invest 2021, LLC*	$10,750,000

* Together with its affiliated entities owned more than 5% of Legacy Sonder capital stock.
(1) Additional details regarding this stockholder and its equity holdings are provided under the section titled “Other Information Related to Sonder, Its Directors and Executive Officers—Security Ownership of Certain Beneficial Owners and Management.”
(2) Entities affiliated with Fidelity, including Fidelity Mt. Vernon Street Trust: Fidelity Series Growth Company Fund, Fidelity Mt. Vernon Street Trust: Fidelity Growth Company Fund, Fidelity Growth Company Commingled Pool, Fidelity Mt. Vernon Street Trust: Fidelity Growth Company K6 Fund, Fidelity Securities Fund: Fidelity Blue Chip Growth Fund, Fidelity Blue Chip Growth Commingled Pool, Fidelity Securities Fund: Fidelity Flex Large Cap Growth Fund, Fidelity Securities Fund: Fidelity Blue Chip Growth K6 Fund, Fidelity Blue Chip Growth Institutional Trust and FIAM Target Date Blue Chip Growth Commingled Pool, collectively, beneficially owned more than five percent of Legacy Sonder’s outstanding shares.

Existing PIPE Investment

Certain investors (including entities affiliated with Fidelity (3,000,000 shares), which held more than 5% of Legacy Sonder’s capital stock) entered into subscription agreements with GM II, which were consummated substantially concurrently with the consummation of the Business Combination on January 18, 2022, pursuant to which such investors subscribed for shares of Class A Stock (which became common stock upon the effectiveness of the Restated Certificate).

New PIPE Investment

On October 27, 2021, the Company entered into subscription agreements with entities affiliated with Fidelity, which held more than 5% of Legacy Sonder’s capital stock, pursuant to which such entities affiliated with Fidelity have agreed to purchase an aggregate of 2,812,148 shares of Class A Stock (which became common stock upon the effectiveness of the Restated Certificate) at a price of $8.89 per share. The subscription agreements consummated substantially concurrently with the consummation of the Business Combination on January 18, 2022.

Amended and Restated Investors’ Rights Agreement

Legacy Sonder was a party to the Amended and Restated Investors’ Rights Agreement, dated as of April 3, 2020, with certain holders of Legacy Sonder’s capital stock, including certain directors, officers and 5% holders of Legacy Sonder’s capital stock, which granted to such holders registration rights and information rights, among other things. This agreement terminated upon the consummation of the Business Combination on January 18, 2022.

Earn Out Shares

In addition to the consideration paid at the closing of the Business Combination, holders of Legacy Sonder’s common stock, Series AA Common Exchangeable Preferred Shares of Sonder Canada Inc. and warrants of Legacy Sonder immediately prior to the effective time of the Business Combination (which holders include certain directors, officers and 5% holders of the Company’s capital stock) may receive their pro rata share of the Earn Out Shares as consideration as a result of the common stock achieving a Triggering Event certain benchmark share prices as contemplated by the Merger Agreement. If no Triggering Event occurs by July 17, 2027, no Earn Out Shares will be issued.

August 2024 Preferred Stock Offering

On August 13, 2024, the Company entered into Securities Purchase Agreements (the “August 2024 Securities Purchase Agreements”), with certain qualified institutional buyers or accredited investors (each a “Purchaser” and collectively, the “Purchasers”) (the “August 2024 Private Placement”) of an aggregate of 43.3 million newly issued shares of Preferred Stock, in exchange for cash consideration in an aggregate amount of approximately $43.3 million. The sale of the Preferred Stock pursuant to the August 2024 Securities Purchase Agreements will take place in two tranches, with the first tranche, comprised of approximately 14.7 million shares of preferred stock for an aggregate purchase price of approximately $14.7 million, closed on August 13, 2024 and the second tranche, comprised of approximately 28.6 million shares of preferred stock for an aggregate purchase price of approximately $28.6 million, closing upon the satisfaction of certain closing conditions set forth in the August 2024 Securities Purchase Agreements, including the Company filing its Annual Report on Form 10-K for the year ended December 31, 2023 and its Quarterly Reports on Form 10-Q for the fiscal quarters ended March 31, 2024 and June 30, 2024 (together, the “SEC Documents”). A portion of the Preferred Stock will be immediately convertible into approximately 2.2 million shares of common stock. Following receipt of Stockholder Approval (as defined below), all 43.3 million shares of the Preferred Stock will be convertible into shares of common stock.

The August 2024 Securities Purchase Agreements require the Company to hold a special meeting of stockholders within 30 calendar days of the filing of the SEC Documents for the purpose of obtaining stockholder approval of proposals to issue shares of common stock to the Purchasers in connection with the conversion of the Preferred Stock into common stock that would, absent such approval, violate Nasdaq Rules 5635(b), (c) and (d) (the “Stockholder Approval”). The Securities Purchase Agreements require the Company to file a registration statement under the Securities Act, within 30 calendar days of the filing of the SEC Documents with respect to the resale of shares of common stock receivable upon conversion of the Preferred Stock. The August 2024 Securities Purchase Agreements grant the Purchasers the right to purchase up to 25% of any equity offering within the next five years (a “Subsequent Financing”). The Purchasers are entitled to participate on a pro-rata basis (determined by their proportionate participation in the August 2024 Private Placement) at a purchase price equal to 75% of the purchase price of any other investor in such Subsequent Financing.

Affiliates of Atreides Management, LP, the beneficial owner of 9.1% of our common stock prior to the closing on August 13, 2024, Francis Davidson, the Company’s Chief Executive Officer and Chairman of the Company’s Board of Directors, and Sanjay Banker, a member of the Company’s Board of Directors, are parties to August 2024 Securities Purchase Agreements, with commitments of approximately $15,000,000, $1,500,000, and $100,000, respectively, in the August 2024 Private Placement. Mr. Davidson and Mr. Banker have each agreed that they may not convert any shares of Preferred Stock to common stock prior to the Company’s receipt of stockholder approval pursuant to Nasdaq Rule 5635(c).

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

In considering related person transactions, the Audit Committee will take into account the following factors, to the extent relevant to the related person transaction:

• whether the related person transaction is fair to the Company and on terms no less favorable than terms generally available to an unaffiliated third-party under the same or similar circumstances;
• the extent of the related person’s interest in the transaction;
• whether there are business reasons for the Company to enter into the related person transaction;
• whether the related person transaction would impair the independence of an outside director, including the ability of any director to serve on a committee of the Board; and
• whether the related person transaction would present an improper conflict of interest for any director or executive officer of the Company, taking into account the size of the transaction, the overall financial position of the director, executive officer or Related Person, the direct or indirect nature of the director’s, executive officer’s or related person’s interest in the transaction and the ongoing nature of any proposed relationship, and any other factors the Audit Committee deems relevant.

The Related Person Transaction Policy grants standing pre-approval of certain transactions, including (1) certain compensation arrangements for our directors or executive officers, (2) transactions with another company at which a related person’s only relationship is as a non-executive employee, director or beneficial owner of less than 10% of that company’s shares, provided that the aggregate amount involved does not exceed the greater of $1,000,000 or 2% of such company’s total annual revenues and the transaction is on terms no less favorable than terms generally available to unaffiliated third parties under the same or similar circumstances, (3) charitable contributions by us to a charitable organization, foundation or university at which a related person’s only relationship is as a non-executive employee or director, provided that the aggregate amount involved does not exceed the greater of $1,000,000 or 2% of such organization’s total annual receipts, (4) transactions where a related person’s interest arises solely from the ownership of our common stock and all holders of our common stock received the same benefit on a pro rata basis and (5) any indemnification or advancement of expenses made pursuant to our organizational documents or any agreement. In addition to our Related Person Transaction Policy, our Audit Committee charter provides that our Audit Committee shall review and approve or disapprove any related person transactions.

All of the transactions described above were entered into prior to the adoption of the Related Person Transactions Policy.

Item 14. Principal Accountant Fees and Services

The fees in the table below for the years ended December 31, 2023 and 2022 were paid to Deloitte & Touche LLP, the Company’s independent registered public accounting firm.

	Fiscal Year Ended December 31,
	2023	2022
Audit Fees(1)	$4,350,315	$2,924,750
Audit-Related Fees(2)	131,000	263,600
Tax Fees(3)	—	—
All Other Fees(4)	1,895	1,895
Total	$4,483,210	$3,190,245

(1) Audit fees for 2023 and 2022 include fees associated with the annual audit of our financial statements, reviews of quarterly financial information and the review of our Quarterly Reports on Form 10-Q and Annual Report on Form 10-K.
(2) Audit-related fees for 2023 and 2022 consisted of fees for professional services rendered in connection with the submission of our Current Report on Form 8-K/A which was filed with the SEC on March 28, 2022, Registration Statement on Form S-8, and Post-Effective Amendment No. 2 to Form S-1 on Form S-3.
(3) Deloitte & Touche LLP did not perform any tax compliance, tax advice or tax planning services in the fiscal years shown.
(4) All Other Fees in 2023 and 2022 included fees associated with products and services (online research tools) provided by Deloitte & Touche LLP.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accounting Firm

Our Audit Committee has established a policy governing our use of the services of our independent registered public accounting firm. Under this policy, our Audit Committee is required to pre-approve all services performed by our independent registered public accounting firm in order to ensure that the provision of such services does not impair such accounting firm’s independence.

All of the services listed in the table above provided by Deloitte & Touche LLP were approved by our Audit Committee.

PART IV
Item 15.    Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of this Annual Report on Form 10-K:

(b) Exhibits: The exhibits listed in the accompanying index to the exhibits are filed or incorporated by reference as part of this Annual Report on Form 10-K.

EXHIBIT INDEX

		Incorporated by Reference
Exhibit No.	Exhibit	Form	File No.	Exhibit No.	Filing Date	Filed or Furnished Herewith

2.1	Agreement and Plan of Merger, dated as of April 29, 2021, by and among Gores Metropoulos II, Inc., Sunshine Merger Sub I, Inc., Sunshine Merger Sub II, LLC, and Sonder Holdings Inc.	8-K	001-39907	2.1	April 30, 2021

2.2	Amendment No. 1, dated as of October 27, 2021, by and among Gores Metropoulos II, Inc., Sunshine Merger Sub I, Inc., Sunshine Merger Sub II, LLC, and Sonder Holdings Inc.	8-K	001-39907	2.1	October 28, 2021

3.1	Amended and Restated Certificate of Incorporation of Sonder Holdings Inc.	8-K	001-39907	3.1	January 24, 2022

3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Sonder Holdings, Inc.	8-K	001-39907	3.1	September 19, 2023

3.3	Certificate of Designation of Powers, Preferences and Rights of Series A Convertible Preferred Stock	8-K	001-39907	3.1	August 19, 2024

3.4	Amended and Restated Bylaws of Sonder Holdings Inc.	8-K	001-39907	3.1	November 30, 2022

4.1	Specimen Stock Certificate of the Company	8-K	001-39907	4.1	January 24, 2022

		Incorporated by Reference
Exhibit No.	Exhibit	Form	File No.	Exhibit No.	Filing Date	Filed or Furnished Herewith
4.2	Specimen Warrant Certificate of the Company	S-1	333-251663	4.3	December 23, 2020

4.3	Warrant Agreement, dated as of January 22, 2021, by and among Gores Metropoulos II, Inc., Computershare Inc., and Computershare Trust Company, N.A., as warrant agent	8-K	001-39907	4.1	January 25, 2021

4.4	Form of Warrant Agreement by and among Sonder Holdings Inc., Computershare Inc., and Computershare Trust Company, N.A., dated January 19, 2022	S-1	333-262438	4.4	January 31, 2022

4.5	Description of Securities					X

10.1	Form of Existing Subscription Agreement	8-K	001-39907	10.1	April 30, 2021

10.2	Form of Amendment to Existing Subscription Agreement	8-K	001-39907	10.1	October 28, 2021

10.3	Form of New Subscription Agreement	8-K	001-39907	10.2	October 28, 2021

10.4	Amended and Restated Registration Rights Agreement, by and among Sonder Holdings Inc. (f/k/a Gores Metropoulos II, Inc.), Gores Metropoulos Sponsor II, LLC, the Gores Holders and the Sonder Holders	8-K	001-39907	10.4	January 24, 2022

10.5#	Management Equity Incentive Plan	S-4	333-257726	10.4	July 7, 2021

10.6#	Form of Restricted Stock Unit Agreement under Management Equity Incentive Plan	8-K	001-39907	10.7	January 24, 2022

10.7#	2021 Equity Incentive Plan	S-4/A	333-257726	10.8	December 13, 2021

10.8#	Form of Option Agreement under 2021 Equity Incentive Plan	8-K	001-39907	10.9	January 24, 2022

10.9#	Form of Restricted Stock Unit Agreement under 2021 Equity Incentive Plan	8-K	001-39907	10.10	January 24, 2022

10.10#	Legacy Sonder 2019 Equity Incentive Plan	8-K	001-39907	10.11	January 24, 2022

10.11#	Form of Option Agreement under Legacy Sonder 2019 Equity Incentive Plan	8-K	001-39907	10.12	January 24, 2022

10.12#	Legacy Sonder Stock Option Plan	8-K	001-39907	10.13	January 24, 2022

		Incorporated by Reference
Exhibit No.	Exhibit	Form	File No.	Exhibit No.	Filing Date	Filed or Furnished Herewith
10.13#	Sonder Holdings Inc. 2023 Inducement Equity Incentive Plan	8-K	001-39907	10.1	January 24, 2023

10.14#	Amendment No. 1 to Sonder Holdings Inc. Inducement Equity Incentive Plan	8-K	001-39907	10.1	August 24, 2023

10.15#	Form of Option Award Agreement under 2023 Inducement Equity Incentive Plan	8-K	001-39907	10.2	January 24, 2023

10.16#	Form of Restricted Stock Unit Agreement under 2023 Inducement Equity Incentive Plan	8-K	001-39907	10.3	January 24, 2023

10.17#	Key Executive Change in Control and Severance Plan and related forms of agreement	S-4/A	333-257726	10.7	October 18, 2021

10.18#	2021 Employee Stock Purchase Plan	S-4/A	333-257726	10.9	November 26, 2021

10.19#	2023 Key Executive Change in Control and Severance Plan	8-K	001-39907	10.1	September 12, 2023

10.20#	Offer Letter from Sonder Holdings Inc. to Francis Davidson, dated September 14, 2021	S-4/A	333-257726	10.11	September 17, 2021

10.21#	Agreement between Dominique Bourgault and Sonder USA Inc., dated February 23, 2023	10-Q	001-39907	10.1	May 10, 2023

10.22#	Employment Agreement by and between Sonder USA Inc. and Martin Picard	8-K	001-39907	10.23	January 24, 2022

10.23	Sonder Holdings Inc. Amended and Restated Outside Director Compensation Policy	10-Q	001-39907	10.3	November 14, 2023

10.24	Note and Warrant Purchase Agreement, dated December 10, 2021, by and among Sonder Holdings Inc., BlackRock Financial Management, Inc. - Fixed Income Group, on behalf of funds and accounts under management and Senator Investment Group L.P.	S-4/A	333-257726	10.17	December 13, 2021

		Incorporated by Reference
Exhibit No.	Exhibit	Form	File No.	Exhibit No.	Filing Date	Filed or Furnished Herewith
10.25	Omnibus Amendment, dated as of December 21, 2022, by and among Sonder Holdings Inc., Sonder Holdings LLC, Sonder USA Inc., Sonder Hospitality USA Inc., and Sonder USA, the guarantors party thereto, the investors listed on the signature pages thereto, and Alter Domus (US) LLC, as collateral agent	10-K	001-39907	10.29	March 16, 2023

10.26	Loan and Security Agreement dated as of December 21, 2022, between Silicon Valley Bank and the Borrowers listed on Schedule I thereto	10-K	001-39907	10.30	March 16, 2023

10.27	First Amendment to Loan and Security Agreement, dated as of April 28, 2023, by and among Sonder Holdings Inc., the other borrowers from time to time party thereto and Silicon Valley Bank, a division of First-Citizens Bank & Trust Company	8-K	001-39907	10.1	May 3, 2023

10.28	Second Amendment to Loan and Security Agreement, dated as of November 6, 2023, by and among Sonder Holdings Inc., the other borrowers from time to time party thereto and Silicon Valley Bank, a division of First-Citizens Bank & Trust Company	8-K	001-39907	10.1	November 9, 2023

10.29	Second Omnibus Amendment, dated as of November 6, 2023, to Note and Warrant Purchase Agreement by and among Sonder Holdings Inc., Sonder Holdings LLC, Sonder USA Inc., and Sonder Hospitality USA Inc., the guarantors party thereto, the investors listed therein, and Alter Domus (US) LLC, as collateral agent	8-K	001-39907	10.2	November 9, 2023

10.30	Form of Indemnification Agreement	8-K	001-39907	10.28	January 24, 2022
10.31	Settlement Agreement and Complete Release of All Claims by and between Sonder USA Inc. and Deeksha Hebbar					X

Incorporated by Reference
Exhibit No.	Exhibit	Form	File No.	Exhibit No.	Filing Date	Filed or Furnished Herewith
10.32
Waiver Agreement, dated as of September 26, 2024, by and among the Company, Sonder Holdings LLC, Sonder Group Holdings LLC, Sonder Technology Inc., Sonder Hospitality USA Inc., Sonder USA Inc., Sonder Hospitality Holdings LLC, Sonder Partner Co., Sonder Guest Services LLC and Silicon Valley Bank, a division of First-Citizens Bank & Trust Company.
X

21.1	Subsidiaries of the Registrant					X

23.1	Consent of Deloitte & Touche LLP					X

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

97.1	Compensation Recovery Policy as adopted on August 25, 2023					X

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

Incorporated by Reference
Exhibit No.	Exhibit	Form	File No.	Exhibit No.	Filing Date	Filed or Furnished Herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Francis Davidson	Chief Executive Officer and Director (Principal Executive Officer)	September 26, 2024
Francis Davidson

/s/ Dominique Bourgault	Chief Financial Officer (Principal Financial Officer)	September 26, 2024
Dominique Bourgault

/s/ Adam K. Bowen	Chief Accounting Officer (Principal Accounting Officer)	September 26, 2024
Adam K. Bowen

/s/ Nabeel Hyatt	Director	September 26, 2024
Nabeel Hyatt

/s/ Frits van Paasschen	Director	September 26, 2024
Frits van Paasschen

/s/ Janice Sears	Director	September 26, 2024
Janice Sears

/s/ Michelle Frymire	Director	September 26, 2024
Michelle Frymire

/s/ Sean Aggarwal	Director	September 26, 2024
Sean Aggarwal

/s/ Sanjay Banker	Director	September 26, 2024
Sanjay Banker

/s/ Simon Turner	Director	September 26, 2024
Simon Turner