Form 10-Q
period 2024-03-31
Sonder Holdings Inc.
filed 2024-11-04
CIK 1819395

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
FORM 10-Q
___________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
Yes ☐ No ☒
The registrant had 11,585,625 shares of common stock outstanding as of October 29, 2024.

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

•    our focus on achieving positive free cash flow (“FCF”);
•    our financial, operating and growth forecasts and projections, including our focus on cost reductions and our anticipated reductions in cash burn, including the estimated annualized cost savings from reductions in force and our portfolio optimization program;
•    expectations for our business, revenue, expenses, results of operations, financial condition, and cash flows;
•our license agreement (the “Marriott Agreement”) with Marriott International, Inc. and Global Hospitality Licensing S.À R.L (together, “Marriott”) announced on August 19, 2024, including the timing of the integration of our properties, the anticipated benefits of the agreement, and other plans and expectations related to the Marriott relationship;
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

For a discussion of our risk factors, see the section entitled “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (the “Annual Report”) and our subsequent SEC filings. Additional factors that could cause results or performance to materially differ from those expressed in our forward-looking statements are detailed in other filings we may make with the Securities and Exchange Commission (the “SEC”), copies of which are available from us at no charge. Please consider our forward-looking statements in light of those risks as you read this report. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report on Form 10-Q. We cannot assure you that the results, events and circumstances reflected in the forward-looking statements will be achieved or occur, and actual results, events or circumstances could differ materially from those described in the forward-looking statements.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements
SONDER HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(in thousands)

	March 31, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$40,761	$95,763
Restricted cash	54,117	40,734
Accounts receivable, net of allowance of $5,070 and $6,196 at March 31, 2024 and December 31, 2023, respectively	8,123	7,999
Prepaid expenses	4,294	5,366
Other current assets	12,399	11,345
Total current assets	119,694	161,207
Property and equipment, net	19,483	22,775
Operating lease right-of-use (“ROU”) assets	1,191,636	1,322,135
Other non-current assets	15,753	15,150
Total assets	$1,346,566	$1,521,267

Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable	$28,876	$23,560
Accrued liabilities	39,471	38,626
Taxes payable	16,357	14,005
Deferred revenue	82,190	61,971
Current portion of long-term debt	1,000	168,710
Current operating lease liabilities	180,922	199,364
Total current liabilities	348,816	506,236
Non-current operating lease liabilities	1,245,799	1,389,580
Long-term debt, net	176,098	1,500
Other non-current liabilities	621	652
Total liabilities	1,771,334	1,897,968

Commitments and contingencies (Note 11)

Stockholders’ deficit:
Common stock	1	1
Additional paid-in capital	980,512	977,503
Cumulative translation adjustment	4,387	4,976
Accumulated deficit	(1,409,668)	(1,359,181)
Total stockholders’ deficit	(424,768)	(376,701)
Total liabilities and stockholders’ deficit	$1,346,566	$1,521,267

See accompanying notes to unaudited condensed consolidated financial statements.

SONDER HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (Unaudited)
(in thousands, except share data)

	Three months ended March 31,
	2024	2023
Revenue	$133,479	$119,503
Costs and operating expenses:
Cost of revenue (excluding depreciation and amortization)	100,363	91,813
Operations and support	49,980	53,510
General and administrative	24,285	32,471
Research and development	4,671	6,382
Sales and marketing	19,249	15,667
Restructuring and other charges	2,592	2,130
Total costs and operating expenses	201,140	201,973
Loss from operations	(67,661)	(82,470)

Interest expense, net	7,323	5,707
Change in fair value of SPAC Warrants	(81)	110
Change in fair value of Earn Out Liability	(16)	(1,498)
Lease adjustment gains, net	(23,901)	(7,772)
Other (income) expense, net	(686)	2,792
Total non-operating income, net	(17,361)	(661)
Loss before income taxes	(50,300)	(81,809)
Provision for income taxes	187	56
Net loss	$(50,487)	$(81,865)

Basic and diluted net loss per common share	$(4.58)	$(7.47)

Other comprehensive loss:
Net loss	$(50,487)	$(81,865)
Change in foreign currency translation adjustment	(589)	(3,413)
Comprehensive loss	$(51,076)	$(85,278)

See accompanying notes to unaudited condensed consolidated financial statements.

SONDER HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in thousands)

	Three months ended March 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(50,487)	$(81,865)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,973	7,048
Stock-based compensation	3,009	10,800
Amortization of operating lease ROU assets	47,249	53,399
Lease adjustment gains, net	(23,901)	(7,772)
Gain on foreign exchange	(219)	(2,311)
Capitalization of paid-in-kind interest on long-term debt	6,432	6,345
Amortization of debt discounts and debt issuance costs	699	370
Change in fair value of SPAC Warrants	(81)	110
Change in fair value of Earn Out Liability	(16)	(1,498)
Other operating activities	(555)	622
Changes in:
Accounts receivable, net	634	(1,287)
Prepaid expenses	1,148	3,055
Other current and non-current assets	(1,867)	332
Accounts payable	5,319	(2,415)
Accrued liabilities	(82)	(743)
Taxes payable	2,424	1,989
Deferred revenue	20,359	16,703
Operating lease ROU assets and operating lease liabilities, net	(55,495)	(38,302)
Other current and non-current liabilities	148	77
Net cash used in operating activities	(40,309)	(35,343)
Cash flows from investing activities:
Purchase of property and equipment	(606)	(6,297)
Capitalization of internal-use software	(110)	(554)
Net cash used in investing activities	(716)	(6,851)
Cash flows from financing activities:
Repayment of debt	(250)	—
Proceeds from exercise of stock options and common stock warrants	—	8
Net cash (used in) provided by financing activities	(250)	8
Effects of foreign exchange on cash	(344)	(596)
Net change in cash, cash equivalents, and restricted cash	(41,619)	(42,782)
Cash, cash equivalents, and restricted cash at beginning of period	136,497	289,186
Cash, cash equivalents, and restricted cash at end of period	$94,878	$246,404

See accompanying notes to unaudited condensed consolidated financial statements.

SONDER HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT (Unaudited)
Three months ended March 31, 2024
(in thousands, except share data)

	Common Stock		Post-Combination Exchangeable Common Stock		Additional Paid-in Capital	Accumulated Translation Adjustment	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount
Balance at December 31, 2023	10,380,725	$1	712,982	$—	$977,503	$4,976	$(1,359,181)	$(376,701)
Vesting of restricted stock units	28,422	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	3,009	—	—	3,009
Components of comprehensive loss:
Net loss	—	—	—	—	—	—	(50,487)	(50,487)
Change in cumulative translation adjustment	—	—	—	—	—	(589)	—	(589)
Balance at March 31, 2024	10,409,147	$1	712,982	$—	$980,512	$4,387	$(1,409,668)	$(424,768)

See accompanying notes to unaudited condensed consolidated financial statements.

SONDER HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT (continued) (Unaudited)
Three months ended March 31, 2023
(in thousands, except share data)

	Common Stock		Post-Combination Exchangeable Common Stock		Additional Paid-in Capital	Accumulated Translation Adjustment	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance at December 31, 2022	9,919,716	$1	1,019,460	$—	$949,001	$13,026	$(1,063,513)	$(101,485)
Exercise of common stock options	463	—	—	—	8	—	—	8
Vesting of restricted stock options	25,780	—	—	—	—	—	—	—
Conversion of exchangeable stock	46,525	—	(46,525)	—	—	—	—	—
Stock-based compensation	—	—	—	—	10,800	—	—	10,800
Components of comprehensive loss:
Net loss	—	—	—	—	—	—	(81,865)	(81,865)
Change in cumulative translation adjustment	—	—	—	—	—	(3,413)	—	(3,413)
Balance at March 31, 2023	9,992,484	$1	972,935	$—	$959,809	$9,613	$(1,145,378)	$(175,955)

See accompanying notes to unaudited condensed consolidated financial statements.

SONDER HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Note 1. Basis of Presentation

Nature of Operations

Sonder Holdings Inc. (collectively with its wholly owned subsidiaries, the “Company”) provides short and long-term accommodations to travelers in various cities across North America, Europe, and the Middle East. The units in each apartment-style building and each hotel property are selected, designed, and managed directly by the Company. The Company also provides accommodations to travelers through boutique hotels that are designated as Powered by Sonder properties, each with its own unique design elements and features.

On January 18, 2022, the Company consummated the previously announced business combination by and among Gores Metropoulos II, Inc. (“GMII”), two subsidiaries of GMII, and Sonder Operating Inc., a Delaware corporation formerly known as Sonder Holdings Inc. (“Legacy Sonder”) (the “Business Combination”). Refer to Note 16, Business Combination, of the Annual Report for details of the transaction.

Basis of Financial Statement Presentation and Principles of Consolidation

The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”, “U.S. GAAP”, or “generally accepted accounting principles”). The condensed consolidated financial statements present the results of operations, financial position, and cash flows of the Company in accordance with consolidation accounting guidance. All intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, including normal recurring adjustments, necessary to present fairly the Company’s financial position at March 31, 2024 and December 31, 2023, results of operations and comprehensive loss and stockholders’ deficit for the three months ended March 31, 2024 and 2023, and cash flows for the three months ended March 31, 2024 and 2023. The Company’s condensed consolidated results of operations and comprehensive loss and stockholders’ deficit for the three months ended March 31, 2024 and cash flows for the three months ended March 31, 2024 are not necessarily indicative of the results to be expected for the full year.

The Company qualifies as an emerging growth company as defined in the Jumpstart Our Business Startups Act of 2012, and as a “smaller reporting company” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, and, as such, may take advantage of specified reduced reporting requirements and deferred accounting standards adoption dates, and is relieved of other significant requirements that are otherwise generally applicable to other public companies.

Going Concern

The accompanying condensed consolidated financial statements are prepared in accordance with general accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has a history of net losses and negative operating cash flows and expects to continue to incur additional losses in the future. The Company’s liquidity may be insufficient to meet its obligations for at least one year from the date of issuance of these financial statements, which raises substantial doubt about the Company’s ability to continue as a going concern.

As a result, management has concluded that there is substantial doubt, which is not alleviated, about the Company’s ability to continue as a going concern for at least one year from the date of issuance of these financial statements.

Management’s plans to address these conditions include: i) meet the requirements and milestones described in Note 14, Subsequent Events, to obtain additional funds through recent arrangements, including $28.6 million from convertible preferred stock and $15 million from the Marriott Agreement, ii) realize improved operations, including anticipated improvements from integration through the Marriott Agreement, iii) renegotiate lease terms, including possible terminations, of certain properties, and iv) implement cost-cutting initiatives.

There can be no assurances of the Company’s ability to realize these plans. As a result, these conditions raise substantial doubt about the Company’s ability to continue as a going concern for at least one year from the date of issuance of these financial statements.

Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents. The Company manages the credit risk associated with cash and cash equivalents by investing in lower risk money market funds and by maintaining operating accounts that are diversified among various institutions with good credit quality. The Company maintains cash accounts that, at times, exceed federally insured limits. The Company has not experienced any losses from maintaining cash accounts in excess of such limits. Management believes that the Company is not exposed to any significant risks on its cash and cash equivalent accounts.

Use of Estimates

The preparation of consolidated financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, and the reported amounts of revenue and expense during the reporting periods. Examples of management’s estimates and assumptions include, but are not limited to, the fair value of share-based awards, estimated useful life of long-lived assets, bad-debt allowances, valuation of intellectual property and intangible assets, contingent liabilities, valuation allowance for deferred tax assets, ROU asset impairment and valuation of non-routine complex transactions, such as recognition of the Earn Out Liability and SPAC Warrants (each as defined below), among others. These estimates are based on information available as of the date of the condensed consolidated financial statements; therefore, actual results could differ from those estimates.

Supplemental Cash Flow Information

The following table shows supplemental cash flow information (in thousands):

	Three months ended March 31,
	2024	2023
Supplemental disclosures of cash flow information:
Cash paid for income taxes	$35	$—
Cash paid for interest	$401	$713
Supplemental disclosures of non-cash investing and financing activities
Accrued purchases of property and equipment	$73	$51
Operating ROU assets obtained in exchange for operating lease liabilities, net of adjustments	$(81,886)	$35,600
Reconciliation of cash, cash equivalents, and restricted cash:
Cash and cash equivalents	$40,761	$217,968
Restricted cash	54,117	28,436
Cash, cash equivalents, and restricted cash at end of period	$94,878	$246,404
Note 2. Recently Issued Accounting Standards

Recently Adopted Accounting Standards

The Company has not adopted any recent accounting pronouncements that are expected to have a material impact on its results of operations, financial position, or cash flows.

Recently Issued Accounting Standards Not Yet Adopted

On November 27, 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-07 Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. Among other new disclosure requirements, ASU 2023-07 requires companies to disclose significant segment expenses that are regularly provided to the chief operating decision maker. ASU 2023-07 will be effective for annual periods beginning on January 1, 2024 and interim periods beginning on January 1, 2025. ASU 2023-07 must be applied retrospectively to all prior periods presented in the financial statements. We are evaluating the disclosure impact of ASU 2023-07; however, the standard will not have a material impact on the Company’s consolidated financial statements.

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

The following table sets forth the Company’s total revenues disaggregated between direct and indirect (in thousands):

	Three months ended March 31,
	2024	2023
Direct revenue	$58,254	$57,419
Indirect revenue	75,225	62,084
Total revenue	$133,479	$119,503

No individual guest represented over 10% of revenues for the three months ended March 31, 2024 and 2023.

Three OTAs represented approximately 25%, 17%, and 11% of revenues for the three months ended March 31, 2024.
Three OTAs represented approximately 22%, 15%, and 12% of revenues for the three months ended March 31, 2023.

There were no OTAs that represented 10% of the gross accounts receivable balance at March 31, 2024, and one OTA represented approximately 17% of the gross accounts receivable balance as of December 31, 2023.

Note 4. Balance Sheet Details

Other current assets

Other current assets consists of the following (in thousands):

	March 31, 2024	December 31, 2023
Non-income-related tax assets	$10,785	$10,030
Deposits due from landlords	958	844
Other current assets	656	471
Total other current assets	$12,399	$11,345

Other non-current assets

Other non-current assets consists of the following (in thousands):

	March 31, 2024	December 31, 2023
Long-term deposits due from landlords	$13,379	$12,667
Deferred tax assets	1,701	1,738
Debt issuance costs on undrawn credit facilities	453	518
Other non-current assets	220	227
Total non-current assets	$15,753	$15,150

Accrued liabilities

Accrued liabilities consists of the following (in thousands):

	March 31, 2024	December 31, 2023
Accrued legal expenses	$16,358	$15,219
Accrued compensation	4,448	4,395
Accrued direct costs (1)	3,094	3,754
Deferred FF&E allowances	2,265	2,459
Accrued other liabilities	13,306	12,799
Total accrued liabilities	$39,471	$38,626

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

SPAC Warrants

As part of the GMII initial public offering, GMII issued 9,000,000 public warrants (the “Public Warrants”) and 5,500,000 private placement warrants (the “Private Placement Warrants”), of which, every 20 warrants are exercisable for one share of common stock at a price of $230.00 per share (collectively, the “SPAC Warrants”).

Management has determined that the SPAC Warrants issued in the GMII initial public offering, which remained outstanding at consummation of the Business Combination and became exercisable for shares of the Company’s common stock, are subject to accounting treatment as a liability. At the consummation of the Business Combination and at March 31, 2024, the Company used the Public Warrants stock price to value the Public Warrants.

At consummation of the Business Combination, the Company used a Monte Carlo simulation methodology to value the Private Placement Warrants using Level 3 inputs, as the Company did not have observable inputs for the valuation. At December 31, 2022, the Company used the Black-Scholes option-pricing model to estimate the fair value of the Private Placement Warrants using Level 3 inputs. During the three months ended March 31, 2022, the Private Placement Warrants were transferred by the original holders and, in accordance with the contractual terms of the Private Placement Warrants, became Public Warrants upon transfer. As such, at March 31, 2024, the Company used the Public Warrants stock price to value all SPAC Warrants.

At March 31, 2024, the SPAC Warrants were valued at $0.01 per warrant.

Refer to Note 8, Warrants and Stockholders’ Deficit, for additional information about the SPAC Warrants.

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

At March 31, 2024, the Company used a Monte Carlo simulation methodology to value the Earn Out using Level 3 inputs. The key assumptions used in the Monte Carlo simulation are related to expected share-price volatility of 82.5%, expected term of 3.29 years, risk-free interest rate of 4.4%, and dividend yield of 0%. The expected volatility at March 31, 2024 was derived from the volatility of comparable public companies.

Delayed Draw Warrants

The fair value of the Delayed Draw Warrants (as defined in Note 6, Debt) was estimated by separating the Delayed Draw Notes (as defined in Note 6, Debt) into the debt and warrants components and assigning a fair value to each component. The value assigned to the debt component was the estimated fair value as of the issuance date of similar debt without the warrants. The value assigned to the Delayed Draw Warrants component was estimated using the Black-Scholes option-pricing model using Level 3 inputs and was considered to be non-recurring in nature, in accordance with ASC 820, Fair Value Measurement. The warrants component was recorded as a debt discount, which is amortized using the effective interest method over the period from the date of issuance through the maturity date. Upon consummation of the Business Combination, the fair value of the Delayed Draw Warrants was $5.6 million and was included in additional paid-in capital in the condensed consolidated balance sheet.

Recurring Fair Value Measurements

At March 31, 2024, the Earn Out Liability and Public Warrants liability were included in other non-current liabilities in the condensed consolidated balance sheets. The following table presents fair value information for liabilities measured at fair value on a recurring basis as of March 31, 2024 (in thousands):

	Level 1	Level 3	Total
Earn Out Liability	$—	$29	$29
Public Warrants	209	—	209
Total liabilities measured at fair value	$209	$29	$238

At December 31, 2023, the Earn Out Liability and Public Warrants liability were included in other non-current liabilities in the condensed consolidated balance sheets. The following table presents fair value information for liabilities measured at fair value on a recurring basis as of December 31, 2023 (in thousands):

	Level 1	Level 3	Total
Earn Out Liability	$—	$45	$45
Public Warrants	290	—	290
Total liabilities measured at fair value	$290	$45	$335

The following table represents changes in the Company’s Level 3 liabilities measured at fair value on a recurring basis for the three months ended March 31, 2024 (in thousands):

Level 3
Beginning balance, at January 1, 2024	$45
Change in fair value of Earn Out Liability	(16)
Ending balance, at March 31, 2024	$29

The following table presents changes in the Company’s Level 3 liabilities measured at fair value on a recurring basis for the year ended December 31, 2023 (in thousands):

Level 3
Beginning balance, at January 1, 2023	$2,417
Change in fair value of Earn Out Liability	(2,372)
Ending balance, at December 31, 2023	$45

There were no transfers of financial instruments between valuation levels during the three months ended March 31, 2024 and the year ended December 31, 2023.

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

These assumptions are inherently subjective and involve significant management judgment. Any change in fair value is recognized as a component of non-operating (income) expense, net, on the condensed consolidated statements of operations and comprehensive loss.

Note 6. Debt

Delayed Draw Notes Purchase Agreement

On December 10, 2021, the Company entered into a note and warrant purchase agreement (the “Delayed Draw Notes Purchase Agreement”) with certain private placement investors (the “Purchasers”) for the sale of delayed draw notes in aggregate of $165.0 million to be available to the Company following the consummation of the Business Combination (the “Delayed Draw Notes”). The Delayed Draw Notes Purchase Agreement also provided for the issuance of warrants to purchase an aggregate of 123,750 shares of the Company’s common stock, with an exercise price of $250.00 per share (the “Delayed Draw Warrants”).

In November 2023, the Delayed Draw Note Purchase Agreement was amended to (i) extend the ability to pay interest in kind on the Delayed Draw Notes through July 19, 2024, (ii) provide for the repayment by the Company of $30.0 million of the outstanding principal amount of the Delayed Draw Notes, plus a prepayment premium of approximately $4.3 million, and (iii) add a minimum liquidity covenant and a minimum FCF covenant.

On June 10, 2024, the Delayed Draw Notes Purchase Agreement was further amended to provide for (i) a permanent waiver of any non-compliance resulting from the NPA Waived Matters (as defined below), (ii) the limited forbearance of certain rights and remedies available under the transaction documents, (iii) the amendment of certain financial covenants, and (iv) additional commitments with an aggregate principal amount of $10.0 million. In addition, purchasers of the Delayed Draw Notes also received detachable warrants (the “Warrants”) to purchase an aggregate of 475,264 shares of the Company’s common stock, each with an exercise price of $0.01 per share and an expiration date five years after the issuance date, and previously issued warrants to Delayed Draw Notes purchasers were canceled. The purchasers of Delayed Draw Notes were also provided with customary registration rights for shares issuable upon exercise of the newly issued Warrants. Subsequently on June 10, 2024, the Company issued the $10.0 million of Delayed Draw Notes, together with the Warrants. The Company used the proceeds from this issuance for general corporate purposes.

On July 12, 2024, the Delayed Draw Notes Purchase Agreement was further amended to provide for additional commitments with an aggregate principal amount of up to $6.0 million issuable at the Company’s election. Subsequently on July 12, 2024, the Company issued the $6.0 million of Delayed Draw Notes. The Company used the proceeds from this issuance for general corporate purposes.

On August 13, 2024, the Delayed Draw Notes Purchase Agreement was further amended to (i) extend the maturity date of all outstanding Delayed Draw Notes to December 10, 2027, (ii) extend the Payment-in-Kind (“PIK”) interest payments through March 31, 2025, and at the option of the Purchasers further extend the PIK interest payments through December 31, 2026, and (iii) provide for additional commitments with an aggregate principal amount of up to $4.0 million. Subsequently on August 13, 2024, the Company issued the $4.0 million of Delayed Draw Notes. The Company used the proceeds from this issuance for general corporate purposes.

On October 28, 2024, the Company entered into a limited waiver and consent agreement (the “NPA Waiver”) to the Delayed Draw Notes Purchase Agreement to provide for (a) a permanent waiver of any non-compliance resulting from (x) the Company entering into certain lease modification agreements to that certain Lease with respect to certain premises located in the building known as and located at 23-20 Jackson Avenue, Long Island City, New York 11101, as amended, and (y) the Company’s failure to deliver the 2023 Audit and/or the 2024 Audit without a “going concern” or like qualification (the “NPA Waived Matters”), and (b) the Company’s commitment to, on the date that the Company files its Current Report on Form 8-K disclosing the voting results of the Company’s 2024 annual meeting of stockholders (the “2024 Annual Meeting”), (1) if the Share Increase Proposal (as defined in the NPA Waiver) is approved at the 2024 Annual Meeting, issue warrants to the Investors to purchase an aggregate of (A) 500,000 shares of the Company’s common stock, if the Company elects to issue warrants with an exercise price of $0.01 or (B) 625,000 shares of the Company’s common stock, if the Company elects to issue warrants with an exercise price of $1.00, or (2) if the Share Increase Proposal is not approved at the 2024 Annual Meeting, make a payment to the Investors in the aggregate amount of $3,000,000. As a result of the NPA Waiver, the debt balances associated with the Delayed Draw Notes have been reclassified from current portion of long-term debt to long-term debt, net as of March 31, 2024.

At both March 31, 2024 and December 31, 2023, the effective interest rate of the Delayed Draw Notes was 17.4%.

Equipment Financing Agreement

On July 25, 2023, the Company entered into a master equipment financing agreement (the “EFA”), which is accounted for as debt. In accordance with the agreement, the Company received approximately $3.0 million in exchange for conveying an interest in certain furniture, fixtures, and equipment (“FF&E”). The EFA contains customary terms and events of default and provides for 12 quarterly payments with an effective interest rate of approximately 12.8% at both March 31, 2024 and December 31, 2023, which includes a balloon payment at the end of the term. The agreement matures in July 2026. Upon maturity, all interest in the subject FF&E will revert back to the Company.

Long term debt, net consisted of the following (in thousands):

	March 31, 2024	December 31, 2023
Delayed Draw Notes Purchase Agreement, including capitalized PIK interest	$186,638	$180,199
EFA	2,250	2,500
Less: debt discount related to Delayed Draw Warrants, net of amortization	(3,686)	(3,908)
Less: unamortized deferred issuance costs	(8,104)	(8,581)
Total debt, net	$177,098	$170,210
Less: current portion of long-term debt	(1,000)	(168,710)
Total long-term debt, net	$176,098	$1,500

At March 31, 2024 the current portion of long-term debt consisted of $1.0 million in principal on the EFA. At December 31, 2023 the current portion of long-term debt consisted of $167.7 million in principal on the Delayed Draw Notes Purchase Agreement and $1.0 million in principal on the EFA.

2022 Loan and Security Agreement

In December 2022, the Company entered into a loan and security agreement with Silicon Valley Bank (“SVB”) (now, a division of First Citizens Bank & Trust Company) (the “2022 Loan and Security Agreement”) for a revolving line of credit in an aggregate principal balance of $60.0 million with a maturity date of December 21, 2025. The facility may be utilized for revolving loans or letter of credit issuances subject to the terms of the agreement. As of March 31, 2024, all letters of credit under this facility are fully cash collateralized, and as a result, the Company may not draw against the facility pursuant to the terms of the agreement. The 2022 Loan and Security Agreement includes: (i)(x) a letter of credit fee for each letter of credit equal to 1.5% per annum of the dollar equivalent of the face amount of each letter of credit issued and (y) a letter of credit fronting fee equal to 0.25% per annum of the dollar equivalent of the face amount of each letter of credit issued, and (ii) an unused revolving line fee equal to 0.25% per annum of the average unused portion of the revolving line of credit.

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

In November 2023, the Company further amended the 2022 Loan and Security Agreement. The amendment (i) removed the adjusted quick ratio financial covenant to which the Company was previously subject, (ii) updated certain financial reporting requirements, (iii) reduced the letter of credit sublimit from $60.0 million to $45.0 million, and (iv) permitted a prepayment of the Company’s existing subordinated secured notes.

At March 31, 2024, and as of the date the condensed consolidated financial statements were issued, the Company is in compliance with all financial covenants related to the 2022 Loan and Security Agreement, as amended. Additionally, at March 31, 2024, there were no revolving borrowings outstanding under the 2022 Loan and Security Agreement. Outstanding letters of credit at March 31, 2024 and December 31, 2023 were permitted under the 2022 Loan and Security Agreement and totaled $50.8 million and $37.6 million, respectively.

On September 26, 2024, the Company entered into a Waiver Agreement with SVB, pursuant to which SVB waived any Default or Event of Default (each as defined in the 2022 Loan and Security Agreement) related to covenant non-compliance resulting from management’s conclusion that there is substantial doubt, which is not alleviated, about the

Company’s ability to continue as a going concern for at least one year from the date of issuance of these financial statements.

Credit Facility

2020 Québec Credit Facility: In December 2020, a Canadian subsidiary of the Company entered into an agreement with Investissement Québec, a Quebecois public investment entity, that provides a loan facility of CAD $25.0 million and an additional loan, referred to as a conditional-refund financial contribution (“CRFC”), of CAD $5.0 million (the “2020 Québec Credit Facility”). The loan and the CRFC bear interest at a fixed rate of 6.0% per annum for a period of 10 years starting from the first date of the loan disbursement. At December 31, 2023, the Company was in compliance with all financial covenants related to the 2020 Québec Credit Facility, but had not yet met the drawdown requirements, and as such, there have been no borrowings against the 2020 Québec Credit Facility. On July 29, 2024, the Company received formal notification from Investissement Québec that, at the Company’s request, the 2020 Québec Credit Facility had been terminated.

Restricted Cash

During the three months ended March 31, 2024 and 2023, the Company entered into multiple cash collateral agreements in connection with the issuance of letters of credit and corporate credit card programs. At March 31, 2024 and December 31, 2023, the Company had $54.1 million and $40.7 million, respectively, of cash collateral which is reported as restricted cash on the condensed consolidated balance sheets.

Note 7. Leases

The Company leases buildings or portions of buildings for guest usage and warehouses to store furniture under noncancellable operating lease agreements, which expire through 2045. The Company is required to pay property taxes, insurance, and maintenance costs for certain of these facilities.

The Company has lease agreements with lease and non-lease components and has elected to utilize the practical expedient to account for lease and non-lease components together in the condensed consolidated statements of operations and comprehensive loss.

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

Components of lease expense are as follows (in thousands):

	Three months ended March 31,
	2024	2023
Operating lease cost	$82,114	$73,179
Short-term lease cost	35	622
Variable lease cost	265	3,450
Total operating lease cost	$82,414	$77,251

Supplemental information related to operating leases is as follows (in thousands):

	Three months ended March 31,
	2024	2023
Cash payments for operating leases	$81,505	$64,572
Operating ROU assets obtained in exchange for operating lease liabilities, net of adjustments(1)	$(81,886)	$35,600
Early lease terminations gains(1)	$23,901	$7,772
(1) Operating ROU assets declines and early lease termination gains are primarily related to the impact of lease terminations. We undertook an initiative in 2024 to renegotiate or exit certain properties where there exists unfavorable lease terms.

At both March 31, 2024 and December 31, 2023, the weighted-average remaining lease term was 7.3 years and the weighted-average discount rate used to determine the net present value of the lease liabilities was 9.5% and 9.6% at March 31, 2024 and December 31, 2023, respectively.

At March 31, 2024, remaining maturities for operating lease liabilities are as follows (in thousands):

March 31, 2024
Remaining 2024	$212,477
2025	269,796
2026	260,291
2027	230,357
2028	200,376
Thereafter	594,354
Gross lease payments	$1,767,651
Less: imputed interest	340,930
Total operating lease liabilities, net	$1,426,721
Note 8. Warrants and Stockholders’ Deficit

Preferred Stock Warrants

Upon consummation of the Business Combination, (i) the Company’s then existing Series A and Series B preferred stock warrants were converted into 7,761 post-combination shares of the Company’s common stock for a value of $1.2 million, and (ii) the Company’s then existing Series C and Series D preferred stock warrants automatically converted into warrants to purchase shares of the Company’s common stock. The Series C and Series D preferred stock warrants are accounted for as equity in accordance with ASC 815-40, Derivatives and Hedging – Contracts on an Entity’s Own Equity (“ASC 815-40”).

Common Stock Warrants

Former Series C and D Preferred Stock Warrants: In connection with the Business Combination, the Company had outstanding warrants to purchase 21,281 shares of common stock as of March 31, 2024 and December 31, 2023.

Delayed Draw Issuance: On June 10, 2024, in connection with the amendment to the Delayed Draw Notes Purchase Agreement, the Purchasers also received Warrants to purchase an aggregate of 475,264 shares of the Company’s common stock, with an exercise price of $0.01 per share and an expiration date five years after the issuance date. The Purchasers were also provided with customary registration rights for the shares issuable upon exercise of the Warrants. The Warrants are accounted for as equity in accordance with ASC 815-40, Derivatives and Hedging – Contracts on an Entity’s Own Equity (“ASC 815-40”).

Delayed Draw Warrants: The Delayed Draw Warrants which were outstanding as of March 31, 2024 and December 31, 2023 were issued to the initial Purchasers and were accounted for as equity-classified warrants in accordance with ASC 815-40. Upon consummation of the Business Combination, the value of the Delayed Draw Warrants was $5.6 million and was recorded within additional paid-in capital in the consolidated balance sheets. The Purchasers were also provided with customary registration rights for the shares issuable upon exercise of the Delayed Draw Warrants. Such warrants were canceled in connection with the June 10, 2024 amendment to the Delayed Draw Notes Purchase Agreement.

SPAC Warrants: The SPAC Warrants are accounted for as liabilities, as there are certain terms and features of the warrants that do not qualify for equity classification in accordance with ASC 815-40. The fair value of the SPAC Warrants at March 31, 2024 and December 31, 2023 was a liability of $0.1 million and $0.3 million respectively, which were recorded in other non-current liabilities in the consolidated balance sheet. The change in fair value of $0.2 million for the three months ended March 31, 2024 is reflected as non-operating income in the condensed consolidated statements of operations and comprehensive (loss) income.

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

The Company had the following authorized and outstanding Post-Combination Exchangeable Common Stock (in thousands, except per share amounts):

	March 31, 2024	December 31, 2023
Shares authorized	2,000,000	2,000,000
Shares issued and outstanding	712,982	712,982
Issuance price per share	$30.80	$30.80
Net carrying value	$21,960	$21,960
Aggregate liquidation preference	$21,960	$21,960

The net carrying value of the Post-Combination Exchangeable Shares is included in additional paid-in capital in the condensed consolidated balance sheets.

Common and Preferred Stock

On September 20, 2023, the Company effected a 1-for-20 reverse stock split of the outstanding shares of the Company’s common stock (including special voting common stock) (the “Reverse Stock Split”). The Company’s amended and restated certificate of incorporation following the Business Combination and the Reverse Stock Split authorizes the issuance of 272,000,000 shares, consisting of: (a) 22,000,000 shares of general common stock, including: (i) 20,000,000 shares of common stock, and (ii) 2,000,000 shares of Special Voting Common Stock, and (b) 250,000,000 shares of preferred stock, par value $0.0001 per share.

The Company had reserved the following shares of common stock for future issuance:

	March 31, 2024	December 31, 2023
Post-Combination Exchangeable Common Shares	712,982	712,982
Outstanding stock options	2,555,676	2,685,922
Outstanding restricted stock units (“RSUs”)	296,508	359,175
Outstanding market stock units (“MSUs”)	567,500	567,500
Outstanding Public Warrants liability	724,997	724,997
Shares issuable pursuant to Earn Out Liability	725,000	725,000
Outstanding Delayed Draw Notes warrants liability	123,750	123,750
Outstanding former Series C and D preferred stock warrants liability	21,281	21,281
Shares available for grant under the Employee Stock Purchase Plan	463,930	353,024
Shares available for grant under the 2021 Equity Incentive Plan	1,279,702	569,715
Shares available for grant under the 2023 Inducement Equity Incentive Plan	153,345	141,800
Total common stock reserved for future issuance	7,624,671	6,985,146

Note 9. Equity Incentive Plans and Stock-Based Compensation

Stock-based Compensation Expense

Total stock-based compensation expense is as follows (in thousands):

	Three months ended March 31,
	2024	2023
Operations and support	$858	$2,835
General and administrative	1,845	6,303
Research and development	263	1,411
Sales and marketing	43	251
Total stock-based compensation expense	$3,009	$10,800

Stock Options: The Company measures stock-based compensation expense for stock options at the grant date fair value of the award and recognizes the expense on a straight-line basis over the requisite service period, which is generally the vesting period. The fair value of stock options is estimated using the Black-Scholes option-pricing model. During the three months ended March 31, 2024 and March 31, 2023, the Company recorded stock-based compensation expense from stock options of approximately $1.1 million and $8.4 million, respectively.

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

The following table summarizes the key assumptions used to determine the fair value of the Company’s stock options granted to employees, non-employees, officers, and directors:

	Three months ended March 31,
	2024	2023
Expected term (in years)	6.09 - 6.22	6.21
Expected volatility	50.4% - 51.2%	50.4%
Dividend yield	—%	—%
Risk-free interest rate	3.50% - 4.40%	3.70% - 3.99%
Weighted-average grant-date fair value per share	$1.35 - $13.69	$9.60 - $13.60

Performance and Market-Based Equity Awards

The Company maintains certain performance and market-based equity awards. Refer to Note 11, Equity Incentive Plans and Stock-Based Compensation, of the Annual Report for details of the awards. From the awards, the Company recognized stock compensation expense of $0.4 million and $0.5 million for the three months ended March 31, 2024 and March 31, 2023, respectively.

RSUs

The fair value of the Company’s RSUs is expensed ratably over the vesting period. The Company’s RSUs generally vest over four years, with a cliff equal to one-fourth of the award after the first year, and then quarterly thereafter over the remaining service period. For the three months ended March 31, 2024 and March 31, 2023, the Company recorded stock-based compensation expense from RSUs of approximately $1.3 million and $1.6 million, respectively.

MSUs

In May 2022, the Company issued MSUs to certain key executives in accordance with the Company’s 2021 Management Equity Incentive Plan. One-sixth of the MSUs vest upon (including prior to but contingent on) the occurrence of each of six distinct triggering events, including if certain share price targets are met, within the five-year period ending July 17, 2027.

The Company determined the grant-date fair value of the MSUs using a Monte Carlo simulation. The Company recognizes stock-based compensation for the MSUs over the requisite service period, which is approximately four years, using the accelerated attribution method. During the three months ended March 31, 2024, the Company did not grant any MSUs. During the three months ended March 31, 2024 and March 31, 2023, the Company recognized approximately $0.2 million and $0.2 million, respectively, in stock-based compensation expense from MSUs.

Note 10. Net Loss per Common Share

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

The following tables set forth the computation of basic and diluted net loss per share (in thousands, except number of shares and per share data):

	Three months ended March 31,
	2024	2023
Numerator:
Net loss	$(50,487)	$(81,865)
Denominator:
Weighted average basic and diluted common shares outstanding	11,031,861	10,955,267
Net loss per common share:
Basic and diluted	$(4.58)	$(7.47)

The following potential common shares outstanding were excluded from the computation of diluted net loss per share because including them would have been anti-dilutive:

	March 31,
	2024	2023
Options to purchase common stock	2,555,676	2,160,754
Common stock subject to repurchase or forfeiture	75,645	89,161
Outstanding RSUs	567,500	495,637
Outstanding MSUs	296,508	602,998
Exchangeable shares	712,982	972,935
Total common stock equivalents	4,208,311	4,321,485

Note 11. Commitments and Contingencies

Surety Bonds

A portion of the Company’s leases are supported by surety bonds provided by affiliates of certain insurance companies. At March 31, 2024, the Company had commitments from six surety providers in the amount of $43.0 million, of which $32.7 million was outstanding. The availability, terms and conditions, and pricing of bonding capacity are dependent on, among other things, continued financial strength and stability of the insurance company affiliates providing the bonding capacity, general availability of such capacity, and the Company’s corporate credit rating.

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

In February 2020, the Company was informed about an investigation underway by the New York City Department of Health and Mental Hygiene relating to possible Legionella bacteria contamination in the water supply at the Company’s property located at 20 Broad Street, New York, NY (the “Broad Street Property”). Due to the failure of the owner of the Broad Street Property (the “Broad Street Landlord”) to address the Legionella bacteria contamination and the associated health risks posed to guests, the Company withheld payment of rent to the Broad Street Landlord on grounds of, among other reasons, constructive eviction. On July 30, 2020, the Broad Street Landlord sued Sonder USA Inc., Sonder Canada

Inc., and Sonder Holdings Inc. for breach of the lease, seeking no less than $3.9 million in damages. The Company filed counterclaims against the Broad Street Landlord and the property management company for breach of contract, seeking significant damages. The Broad Street Landlord filed a motion for summary judgment. The hearing and oral argument for the summary judgment motion occurred on December 21, 2021. On October 13, 2023, the court issued an order granting the summary judgment motion with respect to liability for the claim for breach of guaranty against Sonder Canada Inc., the claim for breach of contract against Sonder USA Inc., and reasonable attorney’s fees; dismissing Sonder’s counterclaims; and ordering a trial for the amount of damages. On November 13, 2023, Sonder filed a notice of appeal of the October 13, 2023 court order on liability. On May 9, 2024, the appellate court affirmed the trial court’s order as to liability, but directed the trial court to allow Sonder the right to conduct discovery concerning the amount of the Broad Street Landlord’s alleged damages. Discovery has commenced in the trial court regarding the Broad Street Landlord’s alleged damages. The Broad Street Landlord has provided information in discovery indicating that through June 2024, it is seeking $36.9 million in alleged damages. A trial date to determine damages has not yet been set. On June 12, 2024, Sonder filed a motion in the appellate court seeking leave to reargue aspects of the appellate court’s order, or alternatively, for leave to appeal the order. On September 26, 2024, the appellate court granted Sonder’s motion to reargue and issued an order reversing the trial court’s decision to dismiss Sonder’s breach of contract claim related to the Broad Street Landlord’s failure to maintain the plumbing systems in good repair for the period prior to when Sonder began withholding payment of rent.

The Company establishes an accrued liability for loss contingencies related to legal matters when a loss is both probable and reasonably estimable. These accruals represent management’s best estimate of probable losses. The Company recorded an estimated accrual of $18.9 million and $17.3 million in the condensed consolidated balance sheets as of March 31, 2024 and December 31, 2023, respectively. Management’s views and estimates related to these matters may change in the future, as new events and circumstances arise and the matters continue to develop. Until the final resolution of legal matters, there may be an exposure to losses in excess of the amounts accrued. With respect to outstanding legal matters, based on management’s current knowledge, the amount or range of reasonably possible loss will not, either individually or in the aggregate, have a material adverse effect on the Company’s business, results of operations, financial condition, and cash flows.

Tax Contingencies

The Company is subject to audit or examination by various domestic and foreign tax authorities with regards to tax matters. Income tax examinations may lead to ordinary course adjustments or proposed adjustments to the Company’s taxes or net operating losses with respect to years under examination as well as subsequent periods. Indirect tax examinations may lead to ordinary course adjustments or proposed adjustments to transaction taxes which may increase operating expenses. The Company establishes an accrued liability for loss contingencies related to tax matters when a loss is both probable and reasonably estimable. These accruals represent management’s best estimate of probable losses. The Company recorded estimated accruals of $6.8 million in the taxes payable line item of the condensed consolidated balance sheets as of both March 31, 2024 and December 31, 2023, respectively, for such matters.

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

Indemnifications

The Company has entered into indemnification agreements with all of its directors. The indemnification agreements and the Company’s Amended and Restated Bylaws (the “Bylaws”) require the Company to indemnify these individuals to the fullest extent not prohibited by Delaware law. Subject to certain limitations, the indemnification agreements and Bylaws also require the Company to advance expenses incurred by its directors. No demands have been made for the Company to provide indemnification under the indemnification agreements or the Bylaws, and thus, there are no claims that management is aware of that could have a material adverse effect on the Company’s business, results of operations, financial condition, and cash flows.

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

Note 12. Income Taxes

The provision for income taxes for each of the three months ended March 31, 2024 and 2023 was $0.2 million and $0.1 million, respectively. The difference between the Company’s effective tax rate and the U.S. statutory rate of 21.0% was primarily due to a full valuation allowance related to the Company’s net deferred tax assets.

Note 13. Restructuring Activities

On March 1, 2023, the Company announced a further restructuring affecting approximately 14.0% of the corporate workforce. As part of this restructuring, the Company incurred $2.1 million in one-time restructuring costs for the year ended December 31, 2023, all of which had been paid out as of December 31, 2023.

On February 20, 2024, the Company announced a reduction in force affecting 106 corporate roles, or 17% of the corporate workforce. The Company substantially completed these efforts during the first quarter of 2024. Total costs and cash expenditures were approximately $3 million, primarily related to employee severance and benefits costs, and were recognized and substantially paid in the first quarter of 2024.

These restructuring costs are included in restructuring and other charges in the condensed consolidated statements of operations and comprehensive loss.

Note 14. Subsequent Events

Delayed Draw Notes Purchase Agreement Amendments

On June 10, 2024, the Delayed Draw Notes Purchase Agreement was amended to provide for (i) a permanent waiver of any non-compliance resulting from the NPA Waived Matters, (ii) the limited forbearance of certain rights and remedies available under the transaction documents, (iii) the amendment of certain financial covenants, and (iv) additional commitments with an aggregate principal amount of $10.0 million. In addition, purchasers of the Delayed Draw Notes also received Warrants to purchase an aggregate of 475,264 shares of the Company’s common stock, each with an exercise price of $0.01 per share and an expiration date five years after the issuance date, and previously issued warrants to Delayed Draw Notes purchasers were canceled. The purchasers of Delayed Draw Notes were also provided with customary registration rights for shares issuable upon exercise of the newly issued Warrants. Subsequently, on June 10, 2024, the Company issued the $10.0 million of Delayed Draw Notes together with the Warrants. The Company used the proceeds from this issuance for general corporate purposes.

On July 12, 2024, the Delayed Draw Notes Purchase Agreement was amended to provide for additional commitments with an aggregate principal amount of up to $6.0 million issuable at the Company’s election. Subsequently on July 12, 2024, the Company issued the $6.0 million of Delayed Draw Notes. The Company used the proceeds from this issuance for general corporate purposes.

On August 13, 2024, the Delayed Draw Notes Purchase Agreement was further amended to (i) extend the maturity date of all outstanding Delayed Draw Notes to December 10, 2027, (ii) extend the PIK interest payments through March 31, 2025, and at the option of the Purchasers further extend the PIK interest payments through December 31, 2026, and (iii) provide for additional commitments with an aggregate principal amount of up to $4.0 million. Subsequently on August 13, 2024, the Company issued the $4.0 million of Delayed Draw Notes. The Company used the proceeds from this issuance for general corporate purposes.

Limited Waiver and Consent Agreement to Note and Warrant Purchase Agreement

On October 28, 2024, the Company entered into the NPA Waiver to provide for (a) a permanent waiver of any non-compliance resulting from the NPA Waived Matters and (b) the Company’s commitment to, on the date that the Company files its Current Report on Form 8-K disclosing the voting results of the Company’s 2024 Annual Meeting, (1) if the Share Increase Proposal is approved at the 2024 Annual Meeting, issue warrants to the Investors to purchase an aggregate of (A) 500,000 shares of the Company’s common stock, if the Company elects to issue warrants with an exercise price of $0.01 or (B) 625,000 shares of the Company’s common stock, if the Company elects to issue warrants with an exercise price of $1.00, or (2) if the Share Increase Proposal is not approved at the 2024 Annual Meeting, make a payment to the Investors in the aggregate amount of $3,000,000.

2022 Loan and Security Agreement Amendments and Waiver

On June 10, 2024, the 2022 Loan and Security Agreement was amended to provide, among other things, for (i) SVB’s consent with respect to the amendment to the Delayed Draw Notes Purchase Agreement, and (ii) a permanent waiver of any non-compliance resulting from the NPA Waived Matters.

On July 12, 2024, the 2022 Loan and Security Agreement was further amended to provide, among other things, for SVB’s consent to the amendment to the Delayed Draw Notes Purchase Agreement.

On September 26, 2024, the Company entered into a Waiver Agreement with SVB, pursuant to which SVB waived any Default or Event of Default (each as defined in the 2022 Loan and Security Agreement) related to covenant non-compliance resulting from management’s conclusion that there is substantial doubt, which is not alleviated, about the Company’s ability to continue as a going concern for at least one year from the date of issuance of these financial statements.

On October 28, 2024, the Company entered into a waiver agreement (the “SVB Waiver”), by and among the Company, certain of its domestic subsidiaries party thereto, as co-borrowers (together with the Company, the “Borrowers”), and Silicon Valley Bank, a division of First-Citizens Bank & Trust Company (“SVB”), as lender, which waived certain provisions under the Loan and Security Agreement dated as of December 21, 2022, as amended by that certain First Amendment to Loan and Security Agreement dated as of April 28, 2023, as further amended by that certain Second Amendment to Loan and Security Agreement dated as of November 6, 2023, as further amended by that certain Waiver and Third Amendment to Loan and Security Agreement dated as of June 10, 2024, as further amended by that certain Fourth Amendment to Loan and Security Agreement dated as of July 12, 2024, as further amended by that certain Fifth Amendment to Loan and Security Agreement dated as of August 13, 2024, and as further affected by that certain Waiver Agreement dated as of September 26, 2024. Among other things, the SVB Waiver provides for a waiver of any non-compliance resulting from the Waived Matters (as defined therein).

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

Marriott License Agreement

On August 13, 2024, the Company entered into the Marriott Agreement, whereby the Company’s portfolio of properties is expected to join the Marriott system under a newly-created collection called “Sonder by Marriott Bonvoy.” Under the Marriott Agreement, the Company’s properties will become available for booking on Marriott’s digital platforms, including Marriott.com and the Marriott Bonvoy mobile app, and the Company will also gain access to Marriott’s global sales and marketing capabilities and distribution platform.

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

Series A Preferred Stock Issuance and Related Agreements

Securities Purchase Agreements

On August 13, 2024, the Company entered into Securities Purchase Agreements (the “Securities Purchase Agreements”) with certain qualified institutional buyers or accredited investors (collectively, the “Purchasers”) (the “Private Placement”) of an aggregate of 43.3 million newly issued shares of Series A Convertible Preferred Stock, par value $0.0001 per share (the “Series A Preferred Stock”), in exchange for cash consideration in an aggregate amount of approximately $43.3 million. The sale of the Series A Preferred Stock pursuant to the Securities Purchase Agreements will take place in two tranches, with the first tranche, comprised of approximately 14.7 million shares of preferred stock for an aggregate purchase price of approximately $14.7 million, that closed on August 13, 2024 and the second tranche, comprised of approximately 28.6 million shares of preferred stock for an aggregate purchase price of approximately $28.6 million, closing upon the satisfaction of certain closing conditions set forth in the Securities Purchase Agreements, including the filing of the Annual Report and the Company’s Quarterly Reports on Form 10-Q for the fiscal quarters ended March 31, 2024 and June 30, 2024 (collectively, the “SEC Documents”).

The shares of Series A Preferred Stock issued and sold in the Private Placement are being issued and sold in reliance upon an exemption from the registration requirements of the Securities Act pursuant to Section 4(a)(2) thereof and Rule 506(b) thereunder.

A portion of the Series A Preferred Stock is immediately convertible into approximately 2.2 million shares of the Company’s common stock. Following receipt of Stockholder Approval (as defined below), all 43.3 million shares of the Series A Preferred Stock will be convertible into shares of common stock.

The Securities Purchase Agreements require the Company to hold a special meeting of stockholders within 30 calendar days of the filing of the SEC Documents for the purpose of obtaining stockholder approval of proposals to issue shares of common stock to the Purchasers in connection with the conversion of the Series A Preferred Stock into common stock that would, absent such approval, violate Nasdaq Rules 5635(b), (c) and (d) (the “Stockholder Approval”). The Securities Purchase Agreements also require the Company to file a registration statement under the Securities Act within 30 calendar days of the filing of the SEC Documents with respect to the resale of shares of common stock receivable upon conversion of the Series A Preferred Stock. At the Special Meeting of Stockholders held on September 30, 2024, the Company obtained the Shareholder Approval.

Francis Davidson, the Company’s Chief Executive Officer and Chairman of the Company’s Board of Directors, and Sanjay Banker, a member of the Company’s Board of Directors, are parties to Securities Purchase Agreements, with commitments of approximately $1,500,000, and $100,000, respectively, in the Private Placement. Mr. Davidson and Mr. Banker have each agreed that they may not convert any shares of Series A Preferred Stock to common stock prior to the Company’s receipt of Stockholder Approval.

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

Voting Agreements

On August 13, 2024, the Company entered into agreements with holders of approximately 53% of its then-outstanding shares of common stock pursuant to which the stockholder parties thereto agreed to vote in favor of the Stockholder Approval.

Certificate of Designation; Other Terms of Preferred Stock

In connection with the Private Placement, the Company filed the Certificate of Designation (the “Certificate of Designation”) creating the Series A Preferred Stock and establishing the rights, preferences and other terms of the Series A Preferred Stock. The Series A Preferred Stock ranks senior to the common stock with respect to the payment of dividends and distribution of assets upon liquidation, dissolution and winding up, and has a liquidation preference equal to the original issue price of $1.00 per share of Series A Preferred Stock, as adjusted for any stock dividends, splits, combinations and similar events on the Series A Preferred Stock.

Holders of the Series A Preferred Stock are entitled to receive, when, as and if declared by the board of directors of the Company, cumulative dividends in cash (subject to certain conditions), at a rate of (a) fifteen percent (15.00%) from August 13, 2024 through August 13, 2025, (b) ten percent (10.00%) from August 14, 2025 through August 13, 2027, and (c) five percent (5.00%) from August 14, 2027 through August 13, 2028 on the sum of (i) the liquidation preference per share of Series A Preferred Stock and (ii) all accumulated and unpaid dividends (if any), payable quarterly, in arrears. Dividends accumulate on a daily basis from the most recent date as to which dividends have been paid, or, if no dividends have been paid, from the date of issuance of such shares of Series A Preferred Stock (whether or not (i) any of the Company’s agreements prohibit the current payment of dividends, (ii) there shall be earnings or funds of the Company legally available for the payment of such dividends or (iii) the Company declares the payment of dividends), until the earlier of: (i) the date that the Company publicly reports that it has realized at least $87 million of FCF (representing cash used in operating activities plus cash used in investing activities) over a twelve month period; or (ii) August 13, 2028.

The Series A Preferred Stock has no stated maturity and will remain outstanding indefinitely unless converted into common stock. The Series A Preferred Stock will be convertible at the holders’ option into common stock at an initial conversion price of the lower of (i) $1.00 and (ii) a ten percent (10%) discount to the lowest daily VWAP of the common stock on the principal trading market therefor in the seven (7) trading days prior to the date of delivery of an Optional Conversion Notice (as defined in the Certificate of Designation); provided that the conversion price will not be less than $0.50, as adjusted for any stock dividends, splits, combinations or other similar events on the common stock or Series A Preferred Stock.

In the event of a Fundamental Change (as defined in the Certificate of Designation), any holder of Series A Preferred Stock may require the Company to redeem all or any portion of its Series A Preferred Stock at a price per share equal to the greater of (i) the liquidation preference, plus an amount equal to all accumulated and unpaid dividends on such shares (including dividends accrued and unpaid on previously unpaid dividends) or (ii) the amount that such holder would have received in the Fundamental Change on an as-converted basis.

Until the Company has obtained the requisite Stockholder Approval, the holders of the Series A Preferred Stock will not have any right to vote together with any other class of stock on any matters. Once the Stockholder Approval is obtained, holders of the Series A Preferred Stock will be entitled to vote on an as-converted-to-common-stock basis as provided in the Certificate of Designation, have full voting rights and powers equal to the voting rights and powers of the holders of the common stock, and will be entitled to vote together with the common stock with respect to any question upon which holders of common stock have the right to vote. In addition, approval of holders of 70% of the shares of Series A Preferred Stock is required to among other things (i) alter or change the terms of the Series A Preferred Stock or of any other capital stock of the Company so as to affect adversely the Series A Preferred Stock, (ii) create, authorize the creation of, or issue any Senior Securities or Parity Securities (as such terms are defined in the Certificate of Designation) to the Series A Preferred Stock as to dividend, redemption or distribution of assets upon a Fundamental Change, (iii) increase or decrease the authorized number of shares of Series A Preferred Stock, (iv) other than in connection with the Stockholder Approval, prior to July 1, 2025 increase the number of authorized shares of common stock, (v) issue more than a number of shares of common stock set forth in the Certificate of Designation prior to July 1, 2025, or (vi) issue any Series A Preferred Stock except pursuant to the terms of the Securities Purchase Agreements.

Limited Waiver and Consent Agreement to Certificate of Designation of Powers, Preferences and Rights of Series A Convertible Preferred Stock

On or about October 24, 2024, the Company entered into a Limited Waiver and Consent Agreements (the “COD Waiver”), by and among the Company and each of the holders party thereto (the “Preferred Stockholders”) of the Company’s Series A Convertible Preferred Stock, par value $0.0001 per share (the “Preferred Stock”) to the Certificate of Designation of Powers, Preferences and Rights of the Series A Convertible Preferred Stock of the Company, dated as of August 13, 2024 (the “Certificate of Designation”). Among other things, the COD Waiver provides for (a) the consent by the Preferred Stockholders, which constitute in the aggregate the Requisite Holders (as defined in the Certificate of Designation) as required by the Certificate of Designation, to increase the Company’s authorized shares of Common Stock pursuant to the Share Increase Proposal and (b) the waiver by the Preferred Stockholders, which constitute in the aggregate at least a majority of the outstanding shares of Preferred Stock as required by the Certificate of Designation, of the anti-dilution provisions described in the Certificate of Designation in connection with the issuance of warrants pursuant to the NPA Waiver.

Amendment to Articles of Incorporation

On October 1, 2024, the Company filed a certificate of amendment to the Company’s Amended and Restated Certificate of Incorporation (the “Certificate of Amendment”) with the Secretary of State of the State of Delaware to effect an increase in the number of authorized shares (the “Authorized Shares Increase”) of common stock of the Company, par value $0.0001 per share, effective as of 4:01 p.m., Eastern Time, on October 1, 2024 (the “Effective Time”).

The Company’s stockholders approved the Authorized Shares Increase at a Special Meeting of Stockholders held on September 30, 2024.

As of the Effective Time, the Company’s total number of authorized shares of all classes of capital stock will be increased from 272,000,000 to 401,809,144. The number of authorized shares of common stock will increase from 20,000,000 shares to 149,809,144 shares. The number of authorized shares of special voting common stock will remain unchanged, with 2,000,000 shares authorized. The number of authorized shares of preferred stock will remain unchanged with 250,000,000 shares authorized.
Notice of Delisting

On October 1, 2024, the Company received a letter (the “Staff Determination Letter”) from the Staff of the Listing Qualifications Department (“Staff”) of The Nasdaq Stock Market LLC (“Nasdaq”) notifying the Company that it had filed the Annual Report with the U.S. Securities and Exchange Commission (the “SEC”), but that the Company had not filed its Quarterly Report on Form 10-Q for the quarters ended June 30, 2024 (the “Q2 2024 Form 10-Q”) and March 31, 2024 (the

“Q1 2024 Form 10-Q,” and collectively, the “Delinquent Filings”) by September 30, 2024, the deadline by which the Company was to file its Delinquent Filings in order to regain compliance with Nasdaq Listing Rule 5250(c)(1) (the “Rule”). The Staff Determination Letter stated that the Staff had determined that the Company’s common stock and warrants would be suspended from The Nasdaq Global Select Market at the opening of business on October 10, 2024, and a Form 25-NSE would be filed with the SEC, which would remove the Company’s securities from listing and registration on The Nasdaq Stock Market. The Staff Determination Letter further noted that the Company may appeal the Staff’s determination to a Hearings Panel (the “Hearings Panel”), pursuant to the procedures set forth in the Nasdaq Listing Rule 5800 Series.

On October 2, 2024, the Company submitted an appeal to Nasdaq requesting a hearing before the Hearings Panel at which it intends to present its plan to regain and thereafter maintain compliance with all applicable listing requirements. The appeal automatically suspends any potential delisting through at least October 23, 2024, 15 calendar days from the date the request for hearing was due. In connection with its request for a hearing, however, the Company has also requested a stay of the suspension of trading and delisting of its common stock and warrants, pending the later hearing and decision of the Hearings Panel. The Company has been informed that hearings are typically scheduled to occur approximately 30-45 days after the date of the hearing request. Although the Company will use all reasonable efforts to regain compliance with the Rule, there can be no assurance that the Company will be able to regain compliance with that rule or will otherwise be in compliance with other Nasdaq listing criteria.

On October 23, 2024, the Company received a letter from the Staff notifying the Company that the Hearings Panel had granted the Company’s request to stay the suspension of trading and delisting pending a hearing on the merits scheduled to occur on November 14, 2024, and the subsequent decision of the Hearings Panel after the hearing. Nasdaq information states that the Hearings Panel typically issues a decision within 30 days of the hearing.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the financial condition and results of operations of Sonder Holdings Inc. (“Sonder,” “we,” “us” or “our”) should be read together with Sonder’s condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and related notes thereto included in the Annual Report. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties. Sonder’s actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under the section entitled “Risk Factors” herein or in the Annual Report and our subsequent SEC filings. Sonder’s historical results are not necessarily indicative of the results that may be expected for any period in the future. Except as otherwise noted, all references to 2023 refer to the year ended December 31, 2023.

Overview

We are a leading global brand of premium, design-forward apartments and intimate boutique hotels serving the modern traveler. Launched in 2014, Sonder offers inspiring, thoughtfully designed accommodations and innovative, tech-enabled service combined into one seamless experience. Sonder properties are found in prime locations in over 40 markets, spanning ten countries and three continents. The Sonder app gives guests full control over their stay. Complete with self-service features, simple check-in and 24/7 on-the-ground support, amenities and services at Sonder are just a tap away, making a world of better stays open to all. In summer 2024, the company announced a strategic licensing agreement with Marriott. As of March 31, 2024, we had approximately 11,900 units available for guests to book at over 250 properties in 46 cities in 10 countries.

The Company’s Business Model
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

Recent Developments
Portfolio Optimization - In November 2023, we implemented a portfolio optimization program to mitigate losses related to certain underperforming properties and to assess the Company’s portfolio of rents relative to current operations and existing market rents. As described in the Company’s Current Report on Form 8-K filed with the SEC on June 11, 2024, as of June 10, 2024, we had signed agreements to exit or reduce rent for approximately 105 buildings, or 4,300 units. Of the approximately 80 buildings, or 3,200 units, with finalized exit agreements, we had already exited approximately 60 buildings, or 2,300 units, as of June 10, 2024. We expect to exit the remaining buildings throughout the remainder of 2024. As of June 30, 2024, we had approximately 10,300 Live Units and 1,800 Contracted Units, and we leased and operated properties in 46 cities and 10 countries.

Restructuring - On February 20, 2024 we announced a reduction in force plan affecting 106 corporate roles, or 17% of the corporate workforce, which is estimated to lead to approximately $11 million in annualized cost savings. We substantially completed these efforts during the first quarter of 2024. Total costs and cash expenditures were approximately $3 million, primarily related to employee severance and benefits costs, and were recognized and substantially paid in the first quarter of 2024.

Notes and Warrants - On June 11, 2024 and July 15, 2024, we announced that we had issued $10.0 million and $6.0 million, respectively, of Delayed Draw Notes, and issued Warrants to purchase 475,264 shares of common stock to the Purchasers, pursuant to amendments to the Delayed Draw Note Purchase Agreement. The Warrants to purchase 123,750 shares of our common stock that were originally issued to the Purchasers were canceled in connection with such amendments.

Management Discussion Regarding Opportunities, Challenges and Risks

Cash Flow Positive Plan

Our primary focus is to put the business on a solid path to achieving sustainable positive FCF, adjusted, as soon as possible. FCF, adjusted, is a non-GAAP measure, and the most directly comparable GAAP measure is cash used in operating activities, which was $(40.3) million for the three months ended March 31, 2024 compared to $(35.3) million for the three months ended March 31, 2023. We have continued to make progress toward this goal as our FCF, adjusted, of $(28.5) million for the three months ended March 31, 2024 was a $12.1 million improvement compared to the three months ended March 31, 2023.

As part of our efforts to reach positive FCF, adjusted, we have undertaken a portfolio optimization program, which involves discussions with landlords about renegotiating the terms of our leases at certain properties. This process has resulted and may result in contract modifications resulting in changes to rent amounts, lease durations, or other provisions of our lease agreements and has resulted and may result in the termination of certain leases leading to the transition of certain properties over time and the incurrence of certain expenses including but not limited to termination fees and impairment charges, which could be material. The goal of this initiative is to reduce those properties’ impact on our profitability and cash flow through mutually agreeable solutions. The scope of the initiative can be expected to change over time, and we cannot predict the number or product mix of the units that may be ultimately affected. Although we are optimistic about reaching mutually beneficial outcomes in many of these continuing discussions, the terms, scope, and timing of any additional changes to our lease obligations, as well as any other effects on our landlord relationships or reputation with future real estate owners and guests who are affected by property transitions, are uncertain.

Our ability to reach our FCF, adjusted, goal is subject to certain risks, including potential changes in travel demand due to macroeconomic factors or other developments affecting travel; inflation; uncertainties associated with the timing and scope of new property openings; uncertainties associated with the portfolio optimization program described above; and our ability to achieve our other intended cost reductions and efficiencies; and other risks and uncertainties described under Part I, Item 1A, “Risk Factors” in the Annual Report.

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

As part of our Cash Flow Positive Plan, we slowed our planned pace of new unit signings to focus on growth primarily through the conversion of our Contracted Units into Live Units. Our Live Units grew by 14.4% from March 31, 2023 to March 31, 2024 to approximately 11,900 units, driven by strong conversion of our Contracted Units to Live Units. We are also focused on targeting high quality, 100% capital light deals (as defined in the section entitled “Non-GAAP Financial Measures” below) for incremental unit signings. While we continue to sign high quality, capital light units, development cost uncertainty and augmented risk around financing and landlord sentiment surrounding our stock price performance began to slow the pace of signings starting in the second half of 2022. These challenges were more acute in the second, third and fourth quarters of 2023, resulting in fewer units signed in these periods than in prior quarters, and persisted in 2024. Despite these challenges, we continue to meaningfully scale the business, primarily by continuing to convert our Contracted Units into Live Units.

Ability to Attract and Retain Guests

Another key driver of our revenue growth is our ability to bring back repeat guests and to attract new guests through various channels. We source demand from a variety of channels, including directly, through Sonder.com, the Sonder app, or our sales personnel, and indirectly, through online travel agencies (“OTAs”) such as Airbnb, Booking.com, and Expedia. While bookings made through OTAs incur channel transaction fees, they allow us to attract new guests who may not be familiar with the Sonder brand. In general, direct bookings are more advantageous to us as they do not incur channel transaction fees and also allow us to have a more direct relationship with our guests. Direct revenue as a percentage of total revenue has fluctuated in recent years due to the COVID-19 pandemic but has stabilized above 40% (43.6% for the three months ended March 31, 2024). Additionally, we continue to focus on expanding our corporate sales business.

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

The following table provides the key metrics (rounded):

	Three months ended March 31,		Change
	2024	2023	No.	%
Live Units (end of period)	11,900	10,400	1,500	14.4%
Bookable Nights	1,081,000	898,000	183,000	20.4%
Occupied Nights	821,000	722,000	99,000	13.7%
Total Portfolio(1)	15,300	18,200	(2,900)	(15.9)%
RevPAR	$123	$133	$(10)	(7.5)%
ADR	$163	$166	$(3)	(1.8)%
Occupancy rate	75.9%	80.4%	(4.5)%	(5.6)%

(1) Total Portfolio consists of Live Units and Contracted Units at the end of the period noted.

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

The increase in Live Units was driven by our continued focus on converting Contracted Units into Live Units. As of March 31, 2024, our five largest cities (New York City, Dubai, Los Angeles, Mexico City, and Montreal) accounted for approximately 34.5% of our Live Units, and our 10 largest cities accounted for approximately 56.9% of our Live Units.

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

The increase in Bookable Nights and Occupied Nights was largely driven by the increase in Live Units.

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

The decrease in RevPAR was driven by a 1.8% decrease in ADR due to moderate pressure on pricing for our apartment product during the quarter, partially offset by relative strength in pricing for our hotel units.

Reverse Stock Split

On September 20, 2023, the Company effected the Reverse Stock Split. The par value of one share of common stock and one share of special voting stock remained unchanged as a result of the Reverse Stock Split. All share and per share information within the condensed consolidated financial statements have been retroactively restated to reflect the Reverse Stock Split.

Results of Operations

Three months ended March 31, 2024 compared to three months ended March 31, 2023

The following table sets forth our results of operations as a percentage of revenue (in thousands, except percentages):

	Three months ended March 31,
	2024		2023
Revenue	$133,479	100.0%	$119,503	100.0%
Cost of revenue (excluding depreciation and amortization)	100,363	75.2%	91,813	76.8%
Operations and support	49,980	37.4%	53,510	44.8%
General and administrative	24,285	18.2%	32,471	27.2%
Research and development	4,671	3.5%	6,382	5.3%
Sales and marketing	19,249	14.4%	15,667	13.1%
Restructuring and other charges	2,592	1.9%	2,130	1.8%
Total costs and operating expenses	$201,140	150.7%	$201,973	169.0%
Loss from operations	$(67,661)	(50.7)%	$(82,470)	(69.0)%
Total non-operating expense, net	(17,361)	(13.0)%	(661)	(0.6)%
Loss before income taxes	(50,300)	(37.7)%	(81,809)	(68.5)%
Provision for income taxes	187	0.1%	56	—%
Net loss	$(50,487)	(37.8)%	$(81,865)	(68.5)%
Other comprehensive loss:
Change in foreign currency translation adjustment	$(589)	(0.4)%	$(3,413)	(2.9)%
Comprehensive loss	$(51,076)	(38.3)%	$(85,278)	(71.4)%

Revenue

The following table sets forth our revenue (in thousands, except percentages):

	Three months ended March 31,		Change
	2024	2023	$	%
Revenue	$133,479	$119,503	$13,976	11.7%

Revenue increased, primarily due to a 14.4% increase in Live Units contributing to a 13.7% increase in Occupied Nights, and a slight decline in ADR as a result of broader travel industry trends, product mix between hotels and apartments, geographic mix, cohort mix and the impact of corporate sales and pricing strategies.

Costs and Operating Expenses

The following table sets forth our total costs and operating expenses (in thousands, except percentages):

	Three months ended March 31,		Change
	2024	2023	$	%
Cost of revenue (excluding depreciation and amortization)	$100,363	$91,813	$8,550	9.3%
Operations and support	49,980	53,510	(3,530)	(6.6)%
General and administrative	24,285	32,471	(8,186)	(25.2)%
Research and development	4,671	6,382	(1,711)	(26.8)%
Sales and marketing	19,249	15,667	3,582	22.9%
Restructuring and other charges	2,592	2,130	462	21.7%
Total costs and operating expenses	$201,140	$201,973	$(833)	(0.4)%

Cost of Revenue (excluding depreciation and amortization): Cost of revenue increased, primarily due to: (i) a $6.5 million increase in rent expense due to an increase in Live Units; (ii) a $1.4 million increase in cleaning expenses as a result of an increase in the number of checkouts; and (iii) a $0.5 million increase in credit card fees due to an increase in bookings.

Operations and support: The decrease in operations and support was primarily due to: (i) a $2.2 million decrease in unit-related expenses such as bedding, decor, furniture and lighting, (ii) a $1.6 million decrease in employee compensation cost, due to a decrease in average headcount, and (iii) a $1.3 million decrease in non-recurring legal and professional fees due to consulting and other professional fees incurred as a result of the Company focusing on maintaining only those services with a clear and beneficial business need or identifying more cost-efficient alternatives; partially offset by a $1.6 million increase in taxes due primarily to property tax assessments.

General and administrative: General and administrative decreased, primarily due to: (i) a $6.5 million decrease in employee compensation cost, due to a decrease in average headcount, (ii) a $1.5 million decrease in bad debt expense, (iii) a $1.2 million decrease in facilities expense related to a reduction on office space and related rent, and (iv) a $0.8 million decrease in depreciation expense due to decreased capital expenditures and certain assets becoming fully depreciated; offset by a $1.6 million increase in legal and professional expenses associated with corporate matters.

Research and development: Research and development decreased, primarily due to: (i) a $1.1 million decrease in employee compensation expense, driven by a decrease in average headcount, and (ii) a $0.4 million decrease in depreciation, primarily due to a decrease in capitalized software costs

Sales and marketing: The increase in sales and marketing was primarily due to: (i) a $2.0 million increase in performance marketing expense due to the growth in bookable nights, and (ii) a $1.4 million increase in channel transaction fees resulting from an increase in revenue booked through third-party OTAs, consistent with total revenue growth.

Restructuring and other charges: For the three months ended March 31, 2023, the restructuring and other charges consists primarily of employee termination benefits as a result of the restructuring announced on March 1, 2023. For the three months ended March 31, 2024, the restructuring and other charges consists of employee termination benefits as a result of a restructuring announced on February 20, 2024. The entirety of the increase in restructuring and other charges is due to the difference in amounts recognized for each of the restructurings discussed above.

Total Non-operating Income, Net

The following table sets forth our total non-operating income, net (in thousands, except percentages):

	Three months ended March 31,		Change
	2024	2023	$	%
Interest expense, net	$7,323	$5,707	$1,616	28.3%
Change in fair value of SPAC Warrants	(81)	110	(191)	(173.6)%
Change in fair value of Earn Out Liability	(16)	(1,498)	1,482	(98.9)%
Lease adjustment gains, net	(23,901)	(7,772)	(16,129)	207.5%
Other (income) expense, net	(686)	2,792	(3,478)	(124.6)%
Total non-operating income, net	$(17,361)	$(661)	$(16,700)	2526.5%

Interest expense, net. Interest expense, net increased, primarily due to interest expense recognized on the Company’s Delayed Draw Notes.

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

Lease adjustment gains, net. The lease adjustment gains, net is due to the residual impact of lease terminations. We undertook an initiative in 2024 to renegotiate or exit certain properties where there exists unfavorable lease terms.

Other (income) expense, net. The change in other (income) expense, net is primarily due to fluctuations in foreign currency rates which impacted the remeasurement of foreign balances to reporting currency.

Provision for income taxes

As of March 31, 2024 and 2023, we have recorded a full valuation allowance against our deferred tax assets due to our history of losses.

The following table sets forth the provision for income taxes (in thousands, except percentages):

	Three months ended March 31,		Change
	2024	2023	$	%
Provision for income taxes	$187	$56	$131	233.9%

The provision for income taxes increased, primarily as a result of taxes to operations in foreign jurisdictions.
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

To supplement the condensed consolidated financial statements, which are prepared and presented in accordance with GAAP, we use the following non-GAAP financial measures: FCF, Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization (“Adjusted EBITDA”) and Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization, and Operating Lease Related Rent Charges (“Adjusted EBITDAR”). (collectively, the “non-GAAP financial measures”). We may periodically review and update our non-GAAP financial measures based on our determination of their relevance to our business which could result in the addition or elimination of select non-GAAP financial measures in the future.

Free Cash Flow (FCF)

The following table presents the calculation of FCF, adjusted (in thousands):

	Three months ended March 31,
	2024	2023
Cash used in operating activities	$(40,309)	$(35,343)
Cash used in investing activities	(716)	(6,851)
FCF, including cash paid for lease terminations, restructuring, and professional fees	$(41,025)	$(42,194)
Cash paid for lease termination costs	10,526	—
Cash paid for restructuring costs	1,727	1,597
Cash paid for non-recurring professional fees	253	—
FCF, adjusted	$(28,519)	$(40,597)

FCF, adjusted, represents cash used in operating activities plus cash used in investing activities, excluding the impact of lease terminations, restructuring, and non-recurring professional fee charges related to non-operational activities. The most directly comparable GAAP financial measure is cash used in operating activities. Our near-term focus is to reach sustainable positive FCF, adjusted, as detailed in our Cash Flow Positive Plan.

We believe FCF, adjusted, is meaningful to investors as it is the primary liquidity measure that we focus on internally to evaluate our progress towards the objectives outlined in our Cash Flow Positive Plan. We believe that achieving our goals around this measure will put us on a path to financial sustainability and will help fund our future growth.

Our FCF measures may differ from similarly titled measures used by other companies due to different methods of calculation. Presentation of these measures is not intended to be considered in isolation or as a substitute for, or superior to, the financial information prepared and presented in accordance with GAAP. In addition, this measure may not provide a complete understanding of our cash flow as a whole. As such, these measures should be reviewed in conjunction with our GAAP cash flow.

The change in FCF, adjusted, period-over-period represented a 29.8% improvement, primarily driven primarily driven by increased adjustments for cash paid for lease terminations, restructuring and professional fees totaling $10.9 million, a decrease in cash used in investing activities of $6.1 million and offset by an increase in cash used in operating activities of $5.0 million. Refer to the section entitled “Liquidity and Capital Resources – Cash Flow Information” below for further discussion surrounding the changes in our cash flow figures period-over-period.

Adjusted EBITDA

We define Adjusted EBITDA as net income (loss) as adjusted to eliminate the impact of net interest expense, provision for income taxes, depreciation and amortization expense, and certain other items as indicated. The exclusion of these items and other similar items in our non-GAAP presentation should not be interpreted as implying that these items are non-recurring, infrequent or unusual. The indicated other items excluded are as follows:

Stock-based Compensation Expense. Non-cash, stock-based compensation expense relates to our equity plan. We exclude such expense when assessing the effectiveness of our operating performance since stock-based compensation does not necessarily correlate with the underlying operating performance of the business.

Lease adjustment gains, net. These net gains reflect the impact of lease terminations and modifications.

Restructuring and other related charges. The aggregate adjustment for expenses associated with our restructuring plans as discussed in Note 13, Restructuring Activities, to our financial statements as presented.

Professional fees. One-time and/or non-recurring professional fees associated with special projects, including but not limited to our strategic partnership, financing activities, restatement, and other non-operating initiatives.

Adjusted EBITDA provides a consistent basis for comparison across reporting periods by excluding interest, taxes, depreciation and amortization, and certain one-time, non-recurring or non-operational items, such as lease adjustment gains, net, restructuring and other related charges, and professional fees related to discrete projects such as fees associated with the integration in connection with the strategic licensing agreement with Marriott and restatement activities. It serves as a key measure for us to align the Company financial performance with our internal financial planning and analysis.

	Three months ended March 31,
	2024	2023
Net loss	$(50,487)	$(81,865)
Interest expense, net	7,323	5,707
Provision for income taxes	187	56
Depreciation and amortization expense	4,973	7,048
EBITDA	$(38,004)	$(69,054)
Stock-based compensation	3,009	10,800
Lease adjustment gains, net	(23,901)	(7,772)
Restructuring and other related charges	2,592	2,130
Non-recurring professional fees	253	—
Adjusted EBITDA	$(56,051)	$(63,896)

Adjusted EBITDAR

We define Adjusted EBITDAR as Adjusted EBITDA adjusted for operating lease related rent charges. Adjusted EBITDAR further adds back rent expense related to operating leases to Adjusted EBITDA. This adjustment further enables us to assess our operating performance independent of operating leases, offering insights into our cash flow and performance.

	Three months ended March 31,
	2024	2023
Adjusted EBITDA	$(56,051)	$(63,896)
Operating lease related rent charges	82,581	75,814
Adjusted EBITDAR	$26,530	$11,918

We believe these non-GAAP measures are helpful to investors by providing a clearer view of our core operations and allowing better comparability with other companies.

Liquidity and Capital Resources

Going Concern Considerations

In accordance with ASC Topic 205-40, Going Concern, management evaluates whether there are certain conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern. This evaluation includes considerations related to the Company’s forecasted liquidity and cash consumption requirements for one year from the date of issuance of this Quarterly Report on Form 10-Q.

As discussed in Note 1, Basis of Presentation, to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, the Company has, throughout 2024, announced a series of financing arrangements and cost optimization initiatives. Additionally, in August 2024, the Company entered into the Marriott Agreement, whereby the Company’s portfolio of properties is expected to join the Marriott system under a newly-created collection called “Sonder by Marriott Bonvoy.”

While the 2024 actions discussed in Note 1, Basis of Presentation demonstrate a series of material steps taken to improve the Company’s financial condition, the Company has a history of net losses and negative operating cash flows and expects to continue to incur additional losses in the near future. Additionally, the benefits of the Company’s recent financing arrangements and licensing agreement are contingent upon the successful execution of a number of critical milestones. The timing of the completion of these milestones cannot be guaranteed to ensure liquidity is available when needed to meet the Company’s obligations. As a result of these considerations, management has concluded that there is substantial doubt, which is not alleviated, about the Company’s ability to continue as a going concern for at least one year from the date of issuance of this Quarterly Report on Form 10-Q.

To address the substantial doubt about the Company's ability to continue as a going concern, as described above, the Company has embarked on the following actions:

•engaged a financial advisor to assist in identifying and securing strategic alternatives and financing arrangements,
•launched a portfolio optimization program, which involves discussions with landlords about renegotiating the terms of our leases, including terminations, at certain properties; As of June 10, 2024, the Company has signed agreements to exit or reduce rent for approximately 105 buildings, or 4,300 units, which is expected to lead to estimated annualized run-rate FCF improvements of over $40.0 million of which the Company expects termination fees of less than $20.0 million associated with these agreements; Of the approximately 80 buildings, or 3,200 units, with finalized exit agreements, the Company has already exited approximately 60 buildings, or 2,300 units, as of June 10, 2024 and expects to exit the remaining buildings throughout the remainder of 2024,
•implemented a series of deep cost-cutting initiatives; In February 2024, the Company announced a reduction in force plan affecting 17% of the corporate workforce, which is estimated to result in approximately $11 million in annualized cost savings; The Company continues to be focused on identifying and executing cost optimization initiatives, including further rent reductions, better sourcing contracts that lower property-level direct costs, and further savings in overhead costs,
•entered into the Marriott Agreement which allows us to integrate our properties with Marriott’s systems, distribution channels, and branding, and, subject to meeting certain conditions, entitles the Company to receive $15 million of Key Money in two tranches by March 31, 2025; this agreement provides the opportunity for the Company to increase its financial performance through the potential to increase revenue by integrating with Marriott’s commercial engine, deliver costs savings through synergies and scale and power future growth,
•received financing from the Company’s existing noteholders in the amount of $16 million during June and July 2024, as previously announced, and
•secured financing arrangements that provide the Company with access to approximately $139 million in additional liquidity, including
◦issuing approximately $43 million of Series A Preferred Stock to certain qualified institutional buyers or accredited investors, of which $14.7 million was received in August 2024 and commitments have been received to purchase an additional $28.6 million, subject to certain milestones and customary closing conditions,
◦approximately $83 million in additional liquidity, including $4 million in financing funded in August 2024, and approximately $79 million in the form of a 30-month extension (through the end of 2026) of the paid-in-kind feature of the Note Purchase Agreement (21 months of which is at Sonder’s option), and
◦other sources of liquidity totaling $13 million.

Sources and Uses of Cash

At March 31, 2024, we had a cash balance, not including restricted cash, of $40.8 million, which was held for working capital purposes. Cash consists of checking and interest-bearing accounts. Reaching sustainable positive FCF is our primary focus in the near-term, as detailed in our Cash Flow Positive Plan. Once we reach sustainable positive FCF, we expect cash from operations will provide our principal source of liquidity. We generate cash from transactions with customers booking directly through Sonder.com and the Sonder app, which are settled through a payment processor, from transactions with third-party corporate customers which are settled based on contractual terms, and indirectly through OTAs, which are also settled based on contractual terms. The most significant source of liquidity in 2024 was cash inflows from both current period and future guest bookings.

We have incurred losses since inception, and we expect to continue to incur additional losses in the future. Our operations to date have been financed primarily by private equity investments in our common and convertible preferred stock, convertible notes, and other note and warrant purchase agreements, as described in Note 6, Debt, and Note 14, Subsequent Events, in the notes to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

We believe that our existing cash on hand combined with our anticipated estimated FCF may be insufficient to fund our operations and debt obligations for at least the next 12 months. Our management has concluded there is substantial doubt about the Company’s ability to continue as a going concern, which is not alleviated, for one year from the date of issuance of this Quarterly Report on Form 10-Q. Our future capital requirements will depend on many factors, including, but not limited to, our successful execution of a number of critical milestones required under our recent financing arrangements and licensing agreement, our rate of RevPAR growth, our ability to achieve cost efficiencies, our ability to provide security instruments such as letters of credit in lieu of cash deposits pursuant to leases, and the extent of real estate owners’ funding of capital expenditures and other pre-opening costs at our leased properties. To the extent that our existing cash balance and ongoing cash from operations are insufficient to fund our future activities, we may need to raise additional funds through public or private equity or debt financing, including convertible debt, short-term bridge financing, or otherwise, but such funds may not be available on acceptable terms. If sufficient cash from operations or external funding is not available, we may be unable to adequately fund our business plans and it could have a negative effect on our business, operating cash flows, financial condition, and cash flows.

Most of our cash was held in the United States as of March 31, 2024. Our foreign subsidiaries held approximately $5.9 million of cash in foreign jurisdictions. We currently do not intend or foresee a need to repatriate these foreign funds. As a result of the Tax Cuts and Jobs Act of 2017, however, we anticipate the U.S. federal tax impact to be minimal if these foreign funds are repatriated and would not repatriate funds where there was a material tax cost. In addition, based on our current and future needs, we believe our current funding and capital resources for our international operations are adequate.

Debt Arrangements

Debt arrangements, such as our credit facilities and Delayed Draw Notes, have been a source of cash for our day-to-day operations. Refer to Note 6, Debt, and Note 14, Subsequent Events, in the notes to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for discussion of our debt arrangements, including the timing of expected maturity of such arrangements. These arrangements include our 2022 Loan and Security Agreement which currently has a letter of credit sublimit of $45.0 million. As of March 31, 2024, because we are unable to satisfy the minimum consolidated adjusted EBITDA covenant, we are required to cash collateralize our obligations under the 2022 Loan and Security Agreement.

Future Cash Obligations

Our estimated future obligations as of March 31, 2024 include both current and long-term obligations. Our debt obligations, including both capitalized to-date and future paid-in-kind interest through the election date of June 2024, totaled $196.1 million, of which, $1.0 million was short-term, and the remainder was long-term. Interest on the foregoing debt obligations is payable in cash after the June 2024 election date. Additionally, we had $50.8 million of irrevocable standby letters of credit outstanding which were collateralized by our restricted cash, all of which represents a long-term cash obligation. Under our operating leases as discussed in Note 7, Leases, in the notes to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, we had a current obligation of $180.9 million and a long-term obligation of $1.2 billion as of March 31, 2024.

Operating lease obligations primarily represent the initial contracted term for leases that have commenced as of March 31, 2024, not including any future optional renewal periods. In addition, as of March 31, 2024, we have entered into leases that have not yet commenced with no short-term future lease payments and long-term future lease payments totaling $15.4 billion, excluding purchase options, that are not yet recorded on the condensed consolidated balance sheets and are not reflected in the figure above. These leases will commence between 2024 and 2026 with lease terms of five to 20 years.

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

Cash Flow Information

The following table sets forth our cash flows (in thousands):

	Three months ended March 31,
	2024	2023	$ Change
Net cash used in operating activities	$(40,309)	$(35,343)	$(4,966)
Net cash used in investing activities	(716)	(6,851)	6,135
Net cash (used in) provided by financing activities	(250)	8	(258)
Effects of foreign exchange on cash	(344)	(596)	252
Net change in cash, cash equivalents, and restricted cash	$(41,619)	$(42,782)	$1,163

Operating Activities

Net cash used in operating activities increased slightly quarter-over quarter, primarily due to an improvement in our operating loss performance with a 11.7% increase in revenue. Cash used in operating activities is subject to variability period-over-period as a result of timing differences, including with respect to the collection of receivables and payments of interest expense, accounts payable, and other items, as well as variability in our stock price as it relates to fair value of the SPAC Warrants and Earn Out Liability.

Investing Activities

Net cash used in investing activities decreased quarter-over quarter, primarily as a result of a decrease in purchases of property and equipment of $5.7 million, largely related to a decrease in purchases for furnishings and fixtures for our Live Units.

Financing Activities

Net cash (used in) provided by financing activities decreased quarter-over quarter, primarily due to an increase in cash outflows of $0.3 million for repayments of debt in the three months ended March 31, 2024.

Off-Balance Sheet Arrangements

As of March 31, 2024, we had the following off-balance sheet arrangements:

Letters of Credit

As of March 31, 2024, we had $50.8 million of irrevocable standby letters of credit outstanding, which were collateralized by our restricted cash, of which $29.7 million was under our revolving credit facilities. Letters of credit are primarily used as a form of security deposits for the buildings and partial buildings we lease.

Surety Bonds

A portion of our leases are supported by surety bonds provided by affiliates of certain insurance companies. As of March 31, 2024, we had assembled commitments from six surety providers in the amount of $43.0 million, of which $32.7 million was outstanding and was an off-balance sheet arrangement. The availability, terms and conditions, and pricing of bonding capacity are dependent on, among other things, continued financial strength and stability of the insurance company affiliates providing the bonding capacity, general availability of such capacity, our corporate credit rating, and the general perception of our financial performance.

Indemnification Agreements

See Note 11, Commitments and Contingencies, in the notes to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information regarding our indemnification agreements.

Effect of Exchange Rates

Our changes in cash can be impacted by the effect of fluctuating exchange rates. Foreign exchange had a negative effect on cash in both the three months ended March 31, 2024 and 2023, decreasing our total cash balance by $0.3 million and $0.6 million at March 31, 2024 and March 31, 2023, respectively.

Critical Accounting Estimates

There have been no material changes to our critical accounting policies and estimates from the information provided in Part II, Item 7, Critical Accounting Estimates, in the Annual Report.

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

We are an emerging growth company as defined in Section 2(a) of the Securities Act and have elected to take advantage of the benefits of the extended transition period for new or revised financial accounting standards. We will remain an emerging growth company until the earliest of: (i) the last day of the fiscal year in which the market value of common stock that is held by non-affiliates exceeds $700.0 million as of the end of that year’s second fiscal quarter; (ii) the last day of the fiscal year in which we have total annual gross revenue of $1.235 billion or more during such fiscal year (as indexed for inflation); (iii) the date on which we have issued more than $1 billion in non-convertible debt in the prior three-year period; or (iv) December 31, 2026, and we expect to continue to take advantage of the benefits of the extended transition period, although we may decide to early adopt such new or revised accounting standards to the extent permitted by such standards. This may make it difficult or impossible to compare our financial results with the financial results of another public company that is either not an emerging growth company or is an emerging growth company that has chosen not to take advantage of the extended transition period exemptions because of the potential differences in accounting standards used.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in our market risk from the information provided in Part II, Item 7, Quantitative and Qualitative Disclosures About Market Risk, in the Annual Report.

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

Material Weaknesses in Internal Control Over Financial Reporting

As disclosed in Part II, Item 9A of the Annual Report, management concluded that the following material weaknesses in internal control existed for the Company. Management concluded that these material weaknesses still exist as of March 31, 2024.

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

Remediation Plan

To remediate these material weaknesses, we identified improvements, including specific remediation plans for leases, control activities and control environment, and asset impairments, as described in Item 9A. Controls and Procedures of the Annual Report, which we are continuing to implement.

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

On November 13, 2023, Sonder filed a notice of appeal of the October 13, 2023 court order on liability. On May 9, 2024, the appellate court affirmed the trial court’s order as to liability, but directed the trial court to allow Sonder the right to conduct discovery concerning the amount of the Broad Street Landlord’s alleged damages. Discovery has commenced in the trial court regarding the Broad Street Landlord’s alleged damages. The Broad Street Landlord has provided information in discovery indicating that through June 2024, it is seeking $36.9 million in alleged damages. A trial date to determine damages has not yet been set. On June 12, 2024, Sonder filed a motion in the appellate court seeking leave to reargue aspects of the appellate court’s order, or alternatively, for leave to appeal the order. On September 26, 2024, the appellate court granted Sonder’s motion to reargue and issued an order reversing the trial court’s decision to dismiss Sonder’s breach of contract claim related to the Broad Street Landlord’s failure to maintain the plumbing systems in good repair for the period prior to when Sonder began withholding payment of rent.

Item 1A. Risk Factors

There have been no material changes to the risk factors from those we previously provided in the Annual Report.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the quarter ended March 31, 2024, none of the Company’s directors or Section 16 officers adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

The following exhibits are filed as part of this report or hereby incorporated by references to filings previously made with the SEC.

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed or Furnished Herewith

3.1	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Sonder Holdings Inc.	8-K	001-39907	3.1	October 1, 2024

10.1	Waiver, Forbearance and Third Amendment, dated as of June 10, 2024, by and among Sonder Holdings Inc., Sonder Holdings LLC, Sonder USA Inc., and Sonder Hospitality USA Inc., the guarantors party thereto, the investors listed on the signature pages thereto, and Alter Domus (US) LLC, as collateral agent.	8-K	001-39907	10.1	June 11, 2024

10.2	Waiver and Third Amendment to Loan and Security Agreement, dated as of June 10, 2024, by and among Sonder Holdings Inc., the other borrowers from time to time party thereto and Silicon Valley Bank, a division of First-Citizens Bank & Trust Company.	8-K	001-39907	10.2	June 11, 2024

10.3	Fourth Amendment to Note and Purchase Warrant Agreement, dated as of July 12, 2024, by and among Sonder Holdings Inc., Sonder Holdings LLC, Sonder USA Inc., and Sonder Hospitality USA Inc., the guarantors party thereto, the investors listed on the signature pages thereto, and Alter Domus (US) LLC, as collateral agent.	8-K	001-39907	10.1	July 15, 2024

10.4	Fourth Amendment to Loan and Security Agreement, dated as of July 12, 2024, by and among Sonder Holdings Inc., the other borrowers from time to time party thereto and Silicon Valley Bank, a division of First-Citizens Bank & Trust Company.	8-K	001-39907	10.2	July 15, 2024

10.5	Fifth Amendment to Note and Purchase Warrant Agreement, dated as of August 13, 2024, by and among Sonder Holdings Inc., Sonder Holdings LLC, Sonder USA Inc., and Sonder Hospitality USA Inc., the guarantors party thereto, the investors listed on the signature pages thereto, and Alter Domus (US) LLC, as collateral agent.	8-K	001-39907	10.1	August 19, 2024

10.6	Fifth Amendment to Loan and Security Agreement, dated as of August 13, 2024, by and among Sonder Holdings Inc., the other borrowers from time to time party thereto and Silicon Valley Bank, a division of First-Citizens Bank & Trust Company.	8-K	001-39907	10.2	August 19, 2024

10.7+**	License Agreement, dated as of August 13, 2024, by and between Sonder Holdings Inc. and Marriott International, Inc., and Global Hospitality Licensing S.À R.L.	8-K	001-39907	10.5	August 19, 2024

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101.INS	Inline XBRL Instance Document	X

101.SCH	Inline XBRL Taxonomy Extension Schema Document	X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)	X

* This certification is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended (Exchange Act), or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act.

+ Certain exhibits and schedules to this agreement have been omitted from this filing pursuant to Item 601(a)(5) of Regulation S-K. The Registrant will furnish copies of such exhibits and schedules to the U.S. Securities and Exchange Commission upon request.

** Certain identified information has been excluded from this exhibit because the Company does not believe it is material and is the type that the Company customarily treats as private and confidential. Redacted information is indicated by “[**]”.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Sonder Holdings Inc.
(registrant)

November 4, 2024	/s/ Dominique Bourgault
Date	Dominique Bourgault
Chief Financial Officer
(Principal Financial Officer)

November 4, 2024	/s/ Adam K. Bowen
Date	Adam K. Bowen
Chief Accounting Officer
(Principal Accounting Officer)