Form 10-Q
period 2024-06-30
Sonder Holdings Inc.
filed 2024-11-04
CIK 1819395

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
FORM 10-Q
___________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements
SONDER HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(in thousands)

	June 30, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$17,542	$95,763
Restricted cash	51,581	40,734
Accounts receivable, net of allowance of $6,679 and $6,196 at June 30, 2024 and December 31, 2023, respectively	9,567	7,999
Prepaid expenses	5,795	5,366
Other current assets	11,440	11,345
Total current assets	95,925	161,207
Property and equipment, net	14,284	22,775
Operating lease right-of-use (“ROU”) assets	1,085,581	1,322,135
Other non-current assets	14,593	15,150
Total assets	$1,210,383	$1,521,267

Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable	$32,145	$23,560
Accrued liabilities	38,722	38,626
Taxes payable	15,566	14,005
Deferred revenue	76,556	61,971
Current portion of long-term debt	1,000	168,710
Current operating lease liabilities	166,798	199,364
Total current liabilities	330,787	506,236
Non-current operating lease liabilities	1,074,553	1,389,580
Long-term debt, net	191,652	1,500
Other non-current liabilities	750	652
Total liabilities	1,597,742	1,897,968

Commitments and contingencies (Note 11)

Stockholders’ deficit:
Common stock	1	1
Additional paid-in capital	983,779	977,503
Cumulative translation adjustment	5,782	4,976
Accumulated deficit	(1,376,921)	(1,359,181)
Total stockholders’ deficit	(387,359)	(376,701)
Total liabilities and stockholders’ deficit	$1,210,383	$1,521,267

See accompanying notes to unaudited condensed consolidated financial statements.

SONDER HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(in thousands, except share data)

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Revenue	$164,601	$157,403	$298,080	$276,906
Costs and operating expenses:
Cost of revenue (excluding depreciation and amortization)	94,652	94,760	195,015	186,573
Operations and support	46,411	50,540	96,391	104,050
General and administrative	29,272	29,918	53,557	62,389
Research and development	4,393	5,563	9,064	11,945
Sales and marketing	21,572	18,231	40,821	33,898
Restructuring and other charges	—	(23)	2,592	2,107
Total costs and operating expenses	196,300	198,989	397,440	400,962
Loss from operations	(31,699)	(41,586)	(99,360)	(124,056)

Interest expense, net	8,016	6,155	15,339	11,862
Change in fair value of SPAC Warrants	64	(508)	(17)	(398)
Change in fair value of Earn Out Liability	—	(435)	(16)	(1,933)
Lease adjustment gains, net	(71,123)	(665)	(95,024)	(8,437)
Other (income) expense, net	(1,640)	(1,945)	(2,326)	847
Total non-operating (income) expense, net	(64,683)	2,602	(82,044)	1,941
Income (loss) before income taxes	32,984	(44,188)	(17,316)	(125,997)
Provision (benefit) for income taxes	237	(4)	424	52
Net income (loss)	$32,747	$(44,184)	$(17,740)	$(126,049)

Basic and diluted net income (loss) per common share	$2.94	$(4.05)	$(1.59)	$(11.58)

Other comprehensive income (loss):
Net income (loss)	$32,747	$(44,184)	$(17,740)	$(126,049)
Change in foreign currency translation adjustment	1,395	(3,381)	806	(6,794)
Comprehensive income (loss)	$34,142	$(47,565)	$(16,934)	$(132,843)

See accompanying notes to unaudited condensed consolidated financial statements.

SONDER HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in thousands)

	Six months ended June 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(17,740)	$(126,049)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	9,965	13,026
Stock-based compensation	4,788	19,058
Amortization of operating lease ROU assets	89,252	91,436
Lease adjustment gains, net	(95,024)	(8,437)
Gain on foreign exchange	(1,058)	(4,378)
Capitalization of paid-in-kind interest on long-term debt	13,385	13,135
Amortization of debt issuance costs	11	4
Amortization of debt discounts	1,614	797
Change in fair value of SPAC Warrants	(17)	(398)
Change in fair value of Earn Out Liability	(16)	(1,933)
Other operating activities	1,857	1,028
Changes in:
Accounts receivable, net	(3,003)	(8,599)
Prepaid expenses	(203)	(538)
Other current and non-current assets	(224)	1,098
Accounts payable	9,283	3,248
Accrued liabilities	929	1,097
Taxes payable	1,639	948
Deferred revenue	14,843	17,963
Operating lease ROU assets and operating lease liabilities, net	(103,560)	(71,928)
Other current and non-current liabilities	192	(127)
Net cash used in operating activities	(73,087)	(59,549)
Cash flows from investing activities:
Purchase of property and equipment	(2,092)	(8,661)
Capitalization of internal-use software	(117)	(689)
Net cash used in investing activities	(2,209)	(9,350)
Cash flows from financing activities:
Repayment of debt	(505)	—
Proceeds from debt financing	10,000	—
Payment of debt issuance costs	(578)	—
Proceeds from exercise of stock options and common stock warrants	—	8
Net cash provided by financing activities	8,917	8
Effects of foreign exchange on cash	(995)	(782)
Net change in cash, cash equivalents, and restricted cash	(67,374)	(69,673)
Cash, cash equivalents, and restricted cash at beginning of period	136,497	289,186
Cash, cash equivalents, and restricted cash at end of period	$69,123	$219,513

See accompanying notes to unaudited condensed consolidated financial statements.

SONDER HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT (Unaudited)
Three and six months ended June 30, 2024
(in thousands, except share data)

	Common Stock		Post-Combination Exchangeable Common Stock		Additional Paid-in Capital	Accumulated Translation Adjustment	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount
Balance at December 31, 2023	10,380,725	$1	712,982	$—	$977,503	$4,976	$(1,359,181)	$(376,701)
Vesting of restricted stock units	28,422	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	3,009	—	—	3,009
Components of comprehensive loss:
Net loss	—	—	—	—	—	—	(50,487)	(50,487)
Change in cumulative translation adjustment	—	—	—	—	—	(589)	—	(589)
Balance at March 31, 2024	10,409,147	$1	712,982	$—	$980,512	$4,387	$(1,409,668)	$(424,768)
Conversion of exchangeable stock	161,910	—	(161,910)	—	—	—	—	—
Issuance of delayed draw warrants	—	—	—	—	1,488	—	—	1,488
Stock-based compensation	—	—	—	—	1,779	—	—	1,779
Components of comprehensive income (loss):
Net income	—	—	—	—	—	—	32,747	32,747
Change in cumulative translation adjustment	—	—	—	—	—	1,395	—	1,395
Balance at June 30, 2024	10,571,057	$1	551,072	$—	$983,779	$5,782	$(1,376,921)	$(387,359)

See accompanying notes to unaudited condensed consolidated financial statements.

SONDER HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT (continued) (Unaudited)
Three and six months ended June 30, 2023
(in thousands, except share data)

	Common Stock		Post-Combination Exchangeable Common Stock		Additional Paid-in Capital	Accumulated Translation Adjustment	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance at December 31, 2022	9,919,716	$1	1,019,460	$—	$949,001	$13,026	$(1,063,513)	$(101,485)
Exercise of common stock options	463	—	—	—	8	—	—	8
Vesting of restricted stock options	25,780	—	—	—	—	—	—	—
Conversion of exchangeable stock	46,525	—	(46,525)	—	—	—	—	—
Stock-based compensation	—	—	—	—	10,800	—	—	10,800
Components of comprehensive loss:
Net loss	—	—	—	—	—	—	(81,865)	(81,865)
Change in cumulative translation adjustment	—	—	—	—	—	(3,413)	—	(3,413)
Balance at March 31, 2023	9,992,484	$1	972,935	$—	$959,809	$9,613	$(1,145,378)	$(175,955)
Exercise of common stock options	6	—	—	—	—	—	—	—
Vesting of restricted stock units	48,606	—	—	—	—	—	—	—
Conversion of exchangeable stock	9,892	—	(9,892)	—	—	—	—	—
Stock-based compensation	—	—	—	—	8,258	—	—	8,258
Components of comprehensive loss:
Net loss	—	—	—	—	—	—	(44,184)	(44,184)
Change in cumulative translation adjustment	—	—	—	—	—	(3,381)	—	(3,381)
Balance at June 30, 2023	10,050,988	$1	963,043	$—	$968,067	$6,232	$(1,189,562)	$(215,262)

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
Basis of Financial Statement Presentation and Principles of Consolidation

The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”, “U.S. GAAP”, or “generally accepted accounting principles”). The condensed consolidated financial statements present the results of operations, financial position, and cash flows of the Company in accordance with consolidation accounting guidance. All intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, including normal recurring adjustments, necessary to present fairly the Company’s financial position at June 30, 2024 and December 31, 2023, results of operations and comprehensive income (loss) and stockholders’ deficit for the three and six months ended June 30, 2024 and 2023, and cash flows for the six months ended June 30, 2024 and 2023. The Company’s condensed consolidated results of operations and comprehensive income (loss) and stockholders’ deficit for the three and six months ended June 30, 2024 and cash flows for the six months ended June 30, 2024 are not necessarily indicative of the results to be expected for the full year.

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

Supplemental Cash Flow Information

The following table shows supplemental cash flow information (in thousands):

	Six months ended June 30,
	2024	2023
Supplemental disclosures of cash flow information:
Cash paid for income taxes	$544	$321
Cash paid for interest	$772	$1,347
Supplemental disclosures of non-cash investing and financing activities
Accrued purchases of property and equipment	$40	$222
Operating ROU assets obtained in exchange for operating lease liabilities, net of adjustments	$(137,811)	$112,763
Reconciliation of cash, cash equivalents, and restricted cash:
Cash and cash equivalents	$17,542	$177,444
Restricted cash	51,581	42,069
Cash, cash equivalents, and restricted cash at end of period	$69,123	$219,513
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

The following table sets forth the Company’s total revenues disaggregated between direct and indirect (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Direct revenue	$77,893	$78,514	$136,148	$135,934
Indirect revenue	86,708	78,889	161,932	140,972
Total revenue	$164,601	$157,403	$298,080	$276,906

No individual guest represented over 10% of revenues for the three and six months ended June 30, 2024 and 2023.

Two OTAs represented approximately 22% and 18% of revenues for the three months ended June 30, 2024.
Three OTAs represented approximately 21%, 14%, and 11% of revenues for the three months ended June 30, 2023. Three OTAs represented approximately 23%, 18%, and 10% of revenues for the six months ended June 30, 2024. Three OTAs represented approximately 21%, 14%, and 12% of revenues for the six months ended June 30, 2023.

One OTA represented approximately 13% of the gross accounts receivable balance at June 30, 2024, and one OTA represented approximately 17% of the gross accounts receivable balance as of December 31, 2023.

Note 4. Balance Sheet Details

Other current assets

Other current assets consists of the following (in thousands):

	June 30, 2024	December 31, 2023
Non-income-related tax assets	$10,587	$10,030
Deposits due from landlords	63	844
Other current assets	790	471
Total other current assets	$11,440	$11,345

Other non-current assets

Other non-current assets consists of the following (in thousands):

	June 30, 2024	December 31, 2023
Long-term deposits due from landlords	$12,261	$12,667
Deferred tax assets	1,684	1,738
Debt issuance costs on undrawn credit facilities	428	518
Other non-current assets	220	227
Total non-current assets	$14,593	$15,150

Accrued liabilities

Accrued liabilities consists of the following (in thousands):

	June 30, 2024	December 31, 2023
Accrued legal expenses	$16,715	$15,219
Accrued compensation	4,245	4,395
Accrued direct costs (1)	3,588	3,754
Deferred FF&E allowances	1,800	2,459
Accrued other liabilities	12,374	12,799
Total accrued liabilities	$38,722	$38,626

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

Management has determined that the SPAC Warrants issued in the GMII initial public offering, which remained outstanding at consummation of the Business Combination and became exercisable for shares of the Company’s common stock, are subject to accounting treatment as a liability. At the consummation of the Business Combination and at June 30, 2024, the Company used the Public Warrants stock price to value the Public Warrants.

At consummation of the Business Combination, the Company used a Monte Carlo simulation methodology to value the Private Placement Warrants using Level 3 inputs, as the Company did not have observable inputs for the valuation. At December 31, 2022, the Company used the Black-Scholes option-pricing model to estimate the fair value of the Private Placement Warrants using Level 3 inputs. During the three months ended March 31, 2022, the Private Placement Warrants were transferred by the original holders and, in accordance with the contractual terms of the Private Placement Warrants, became Public Warrants upon transfer. As such, at June 30, 2024, the Company used the Public Warrants stock price to value all SPAC Warrants.

At June 30, 2024, the SPAC Warrants were valued at $0.01 per warrant.

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

At June 30, 2024, the Company used a Monte Carlo simulation methodology to value the Earn Out using Level 3 inputs. The key assumptions used in the Monte Carlo simulation are related to expected share-price volatility of 80.0%, expected term of 3.04 years, risk-free interest rate of 4.5%, and dividend yield of 0%. The expected volatility at June 30, 2024 was derived from the volatility of comparable public companies.

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

Recurring Fair Value Measurements

At June 30, 2024, the Earn Out Liability and Public Warrants liability were included in other non-current liabilities in the condensed consolidated balance sheets. The following table presents fair value information for liabilities measured at fair value on a recurring basis as of June 30, 2024 (in thousands):

	Level 1	Level 3	Total
Earn Out Liability	$—	$29	$29
Public Warrants	273	—	273
Total liabilities measured at fair value	$273	$29	$302

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

The following table represents changes in the Company’s Level 3 liabilities measured at fair value on a recurring basis for the six months ended June 30, 2024 (in thousands):

Level 3
Beginning balance, at January 1, 2024	$45
Change in fair value of Earn Out Liability	(16)
Ending balance, at June 30, 2024	$29

The following table presents changes in the Company’s Level 3 liabilities measured at fair value on a recurring basis for the year ended December 31, 2023 (in thousands):

Level 3
Beginning balance, at January 1, 2023	$2,417
Change in fair value of Earn Out Liability	(2,372)
Ending balance, at December 31, 2023	$45

There were no transfers of financial instruments between valuation levels during the six months ended June 30, 2024 and the year ended December 31, 2023.

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

These assumptions are inherently subjective and involve significant management judgment. Any change in fair value is recognized as a component of non-operating (income) expense, net, on the condensed consolidated statements of operations and comprehensive income (loss).

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

On August 13, 2024, the Delayed Draw Notes Purchase Agreement was further amended to (i) extend the maturity date of all outstanding Delayed Draw Notes to December 10, 2027, (ii) extend the Payment-in-Kind (“PIK”) interest payments through March 31, 2025, and at the option of the Purchasers, further extend the PIK interest payments through December 31, 2026, and (iii) provide for additional commitments with an aggregate principal amount of up to $4.0 million. Subsequently on August 13, 2024, the Company issued the $4.0 million of Delayed Draw Notes. The Company used the proceeds from this issuance for general corporate purposes.

On October 28, 2024, the Company entered into a limited waiver and consent agreement (the “NPA Waiver”) to the Delayed Draw Notes Purchase Agreement to provide for (a) a permanent waiver of any non-compliance resulting from (x) the Company entering into certain lease modification agreements to that certain Lease with respect to certain premises located in the building known as and located at 23-20 Jackson Avenue, Long Island City, New York 11101, as amended, and (y) the Company’s failure to deliver the 2023 Audit and/or the 2024 Audit without a “going concern” or like qualification (the “NPA Waived Matters”), and (b) the Company’s commitment to, on the date that the Company files its Current Report on Form 8-K disclosing the voting results of the Company’s 2024 annual meeting of stockholders (the “2024 Annual Meeting”), (1) if the Share Increase Proposal (as defined in the NPA Waiver) is approved at the 2024 Annual Meeting, issue warrants to the Investors to purchase an aggregate of (A) 500,000 shares of the Company’s common stock, if the Company elects to issue warrants with an exercise price of $0.01 or (B) 625,000 shares of the Company’s common stock, if the Company elects to issue warrants with an exercise price of $1.00, or (2) if the Share Increase Proposal is not approved at the 2024 Annual Meeting, make a payment to the Investors in the aggregate amount of $3,000,000. As a result of the NPA Waiver, the debt balances associated with the Delayed Draw Notes have been reclassified from current portion of long-term debt to long-term debt, net as of June 30, 2024.

At both June 30, 2024 and December 31, 2023, the effective interest rate of the Delayed Draw Notes was 17.4%.

Equipment Financing Agreement

On July 25, 2023, the Company entered into a master equipment financing agreement (the “EFA”), which is accounted for as debt. In accordance with the agreement, the Company received approximately $3.0 million in exchange for conveying an interest in certain furniture, fixtures, and equipment (“FF&E”). The EFA contains customary terms and events of default and provides for 12 quarterly payments with an effective interest rate of approximately 12.8% at both June 30, 2024 and December 31, 2023, which includes a balloon payment at the end of the term. The agreement matures in July 2026. Upon maturity, all interest in the subject FF&E will revert back to the Company.

Long term debt, net consisted of the following (in thousands):

	June 30, 2024	December 31, 2023
Delayed Draw Notes Purchase Agreement, including capitalized PIK interest	$203,872	$180,199
EFA	2,000	2,500
Less: debt discount related to Delayed Draw Warrants, net of amortization	(4,913)	(3,908)
Less: unamortized deferred issuance costs	(8,307)	(8,581)
Total debt, net	$192,652	$170,210
Less: current portion of long-term debt	(1,000)	(168,710)
Total long-term debt, net	$191,652	$1,500

At June 30, 2024 the current portion of long-term debt consisted of $1.0 million in principal on the EFA. At December 31, 2023 the current portion of long-term debt consisted of $167.7 million in principal on the Delayed Draw Notes Purchase Agreement and $1.0 million in principal on the EFA.

2022 Loan and Security Agreement

In December 2022, the Company entered into a loan and security agreement with Silicon Valley Bank (“SVB”) (now, a division of First Citizens Bank & Trust Company) (the “2022 Loan and Security Agreement”) for a revolving line of credit in an aggregate principal balance of $60.0 million with a maturity date of December 21, 2025. The facility may be utilized for revolving loans or letter of credit issuances subject to the terms of the agreement. As of June 30, 2024, all letters of credit under this facility are fully cash collateralized, and as a result, the Company may not draw against the facility pursuant to the terms of the agreement. The 2022 Loan and Security Agreement includes: (i)(x) a letter of credit fee for each letter of credit equal to 1.5% per annum of the dollar equivalent of the face amount of each letter of credit issued and (y) a letter of credit fronting fee equal to 0.25% per annum of the dollar equivalent of the face amount of each letter of credit issued, and (ii) an unused revolving line fee equal to 0.25% per annum of the average unused portion of the revolving line of credit.

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

At June 30, 2024, and as of the date the condensed consolidated financial statements were issued, the Company is in compliance with all financial covenants related to the 2022 Loan and Security Agreement, as amended. Additionally, at June 30, 2024 , there were no revolving borrowings outstanding under the 2022 Loan and Security Agreement. Outstanding letters of credit at June 30, 2024 and December 31, 2023 were permitted under the 2022 Loan and Security Agreement and totaled $48.6 million and $37.6 million, respectively.

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

Restricted Cash

During the six months ended June 30, 2024 and 2023, the Company entered into multiple cash collateral agreements in connection with the issuance of letters of credit and corporate credit card programs. At June 30, 2024 and December 31, 2023, the Company had $51.6 million and $40.7 million, respectively, of cash collateral which is reported as restricted cash on the condensed consolidated balance sheets.

Note 7. Leases

The Company leases buildings or portions of buildings for guest usage and warehouses to store furniture under noncancellable operating lease agreements, which expire through 2045. The Company is required to pay property taxes, insurance, and maintenance costs for certain of these facilities.

The Company has lease agreements with lease and non-lease components and has elected to utilize the practical expedient to account for lease and non-lease components together in the condensed consolidated statements of operations and comprehensive income (loss).

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

Components of lease expense are as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Operating lease cost	$72,266	$75,437	$154,380	$148,616
Short-term lease cost (benefit)	3	(201)	38	421
Variable lease cost	2,176	3,369	2,441	6,819
Total operating lease cost	$74,445	$78,605	$156,859	$155,856

Supplemental information related to operating leases is as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Cash payments for operating leases	$77,474	$71,687	$158,980	$136,260
Operating ROU assets obtained in exchange for operating lease liabilities, net of adjustments(1)	$(55,925)	$77,163	$(137,811)	$112,763
Early lease terminations gains(1)	$71,123	$665	$95,024	$8,437
(1) Operating ROU assets declines and early lease termination gains are primarily related to the impact of lease terminations. We undertook an initiative in 2024 to renegotiate or exit certain properties where there exists unfavorable lease terms.

At June 30, 2024 and December 31, 2023, the weighted-average remaining lease term was 7.1 years and 7.3 years, and the weighted-average discount rate used to determine the net present value of the lease liabilities was 9.4% and 9.6%, respectively.

At June 30, 2024, remaining maturities for operating lease liabilities are as follows (in thousands):

June 30, 2024
Remaining 2024	$135,466
2025	271,254
2026	262,115
2027	232,096
2028	202,056
Thereafter	609,159
Gross lease payments	$1,712,146
Less: imputed interest	470,795
Total operating lease liabilities, net	$1,241,351
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

Common Stock Warrants

Former Series C and D Preferred Stock Warrants: In connection with the Business Combination, the Company had outstanding warrants to purchase 21,281 shares of common stock as June 30, 2024 and December 31, 2023.

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

Delayed Draw Warrants: The Delayed Draw Warrants which were outstanding as of December 31, 2023 were issued to the initial Purchasers and were accounted for as equity-classified warrants in accordance with ASC 815-40. Upon consummation of the Business Combination, the value of the Delayed Draw Warrants was $5.6 million and was recorded within additional paid-in capital in the consolidated balance sheets. The Purchasers were also provided with customary registration rights for the shares issuable upon exercise of the Delayed Draw Warrants. Such warrants were canceled in connection with the June 10, 2024 amendment to the Delayed Draw Notes Purchase Agreement.

SPAC Warrants: The SPAC Warrants are accounted for as liabilities, as there are certain terms and features of the warrants that do not qualify for equity classification in accordance with ASC 815-40. The fair value of the SPAC Warrants at June 30, 2024 and December 31, 2023 was a liability of $0.1 million and $0.3 million, respectively, which were recorded in other non-current liabilities in the consolidated balance sheet. The change in fair value of $0.2 million for the six months ended June 30, 2024 is reflected as non-operating income in the condensed consolidated statements of operations and comprehensive (loss) income.

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

The Company had the following authorized and outstanding Post-Combination Exchangeable Common Stock (in thousands, except per share amounts):

	June 30, 2024	December 31, 2023
Shares authorized	2,000,000	2,000,000
Shares issued and outstanding	551,072	712,982
Issuance price per share	$30.80	$30.80
Net carrying value	$16,973	$21,960
Aggregate liquidation preference	$16,973	$21,960

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

The Company had reserved the following shares of common stock for future issuance:

	June 30, 2024	December 31, 2023
Post-Combination Exchangeable Common Shares	551,072	712,982
Outstanding stock options	2,463,538	2,685,922
Outstanding restricted stock units (“RSUs”)	271,450	359,175
Outstanding market stock units (“MSUs”)	554,001	567,500
Outstanding Public Warrants liability	724,997	724,997
Shares issuable pursuant to Earn Out Liability	725,000	725,000
Outstanding Delayed Draw Notes warrants liability	—	123,750
Outstanding penny warrants	475,264	—
Outstanding former Series C and D preferred stock warrants liability	21,281	21,281
Shares available for grant under the Employee Stock Purchase Plan	463,930	353,024
Shares available for grant under the 2021 Equity Incentive Plan	1,391,933	569,715
Shares available for grant under the 2023 Inducement Equity Incentive Plan	158,310	141,800
Total common stock reserved for future issuance	7,800,776	6,985,146

Note 9. Equity Incentive Plans and Stock-Based Compensation

Stock-based Compensation Expense

Total stock-based compensation expense is as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Operations and support	$771	$2,140	$1,629	$4,975
General and administrative	705	4,980	2,550	11,283
Research and development	264	938	527	2,349
Sales and marketing	39	200	82	451
Total stock-based compensation expense	$1,779	$8,258	$4,788	$19,058

Stock Options: The Company measures stock-based compensation expense for stock options at the grant date fair value of the award and recognizes the expense on a straight-line basis over the requisite service period, which is generally the vesting period. The fair value of stock options is estimated using the Black-Scholes option-pricing model. During the three and six months ended June 30, 2024, the Company recorded stock-based compensation expense from stock options of approximately $0.4 million and $1.5 million, respectively. During the three and six months ended June 30, 2023 the Company recorded stock-based compensation expense from stock options of approximately $5.9 million and $14.4 million, respectively.

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

The following table summarizes the key assumptions used to determine the fair value of the Company’s stock options granted to employees, non-employees, officers, and directors:

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Expected term (in years)	6.09 - 6.22	6.21 - 6.22	6.09 - 6.22	6.21 - 6.22
Expected volatility	50.4% - 51.2%	50.5% - 50.6%	50.4% - 51.2%	50.4% - 50.6%
Dividend yield	—%	—%	—%	—%
Risk-free interest rate	3.50% - 4.40%	3.50% - 3.58%	3.50% - 4.40%	3.50% - 3.99%
Weighted-average grant-date fair value per share	$1.35 - $13.69	$5.80 - $6.40	$1.35 - $13.69	$5.80 - $13.60

Performance and Market-Based Equity Awards

The Company maintains certain performance and market-based equity awards. Refer to Note 11, Equity Incentive Plans and Stock-Based Compensation, of the Annual Report for details of the awards. From the awards, the Company recognized $0.2 million and $0.6 million for the three and six months ended June 30, 2024, respectively, and $0.5 million and $1.0 million for the three and six months ended June 30, 2023, respectively.

RSUs

The fair value of the Company’s RSUs is expensed ratably over the vesting period. The Company’s RSUs generally vest over four years, with a cliff equal to one-fourth of the award after the first year, and then quarterly thereafter over the remaining service period. For the three and six months ended June 30, 2024, the Company recorded stock-based compensation expense from RSUs of approximately $1.0 million and $2.3 million, respectively. For the three and six months ended June 30, 2023, the Company recorded stock-based compensation expense from RSUs of approximately $1.6 million and $3.3 million, respectively.

MSUs

In May 2022, the Company issued MSUs to certain key executives in accordance with the Company’s 2021 Management Equity Incentive Plan. One-sixth of the MSUs vest upon (including prior to but contingent on) the occurrence of each of six distinct triggering events, including if certain share price targets are met, within the five-year period ending July 17, 2027.

The Company determined the grant-date fair value of the MSUs using a Monte Carlo simulation. The Company recognizes stock-based compensation for the MSUs over the requisite service period, which is approximately four years, using the accelerated attribution method. During the three and six months ended June 30, 2024, the Company did not grant any MSUs. During the three and six months ended June 30, 2024, the Company recognized approximately $0.2 million and $0.4 million, respectively, in stock-based compensation expense from MSUs. For the three and six months ended June 30,

2023, the Company recognized approximately $0.2 million and $0.4 million, respectively, in stock-based compensation expense from MSUs.

Note 10. Net Income (Loss) per Common Share

Basic net income (loss) per share is computed by dividing the net income (loss) by the weighted-average number of shares of common stock outstanding during the period, less weighted-average shares subject to repurchase. The diluted net income (loss) per share is computed by giving effect to all potentially dilutive securities outstanding for the period. For periods in which the Company reports net losses, diluted net income (loss) per share attributable to common stockholders is the same as basic net income (loss) per share attributable to common stockholders, because potentially dilutive common shares are anti-dilutive.

The following tables set forth the computation of basic and diluted net income (loss) per share (in thousands, except number of shares and per share data):

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Numerator:
Net income (loss)	$32,747	$(44,184)	$(17,740)	$(126,049)
Denominator:
Weighted average basic and diluted common shares outstanding	11,150,682	10,901,375	11,167,172	10,881,547
Net income (loss) per common share:
Basic and diluted	$2.94	$(4.05)	$(1.59)	$(11.58)

The following potential common shares outstanding were excluded from the computation of diluted net income (loss) per share because including them would have been anti-dilutive:

	June 30,
	2024	2023
Options to purchase common stock	2,463,538	2,306,995
Common stock subject to repurchase or forfeiture	75,390	82,660
Outstanding RSUs	554,001	602,998
Outstanding MSUs	271,450	496,168
Exchangeable shares	551,072	963,042
Total common stock equivalents	3,915,451	4,451,863

Note 11. Commitments and Contingencies

Surety Bonds

A portion of the Company’s leases are supported by surety bonds provided by affiliates of certain insurance companies. At June 30, 2024, the Company had commitments from six surety providers in the amount of $38.3 million, of which $17.9 million was outstanding. The availability, terms and conditions, and pricing of bonding capacity are dependent on, among other things, continued financial strength and stability of the insurance company affiliates providing the bonding capacity, general availability of such capacity, and the Company’s corporate credit rating.

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

The Company establishes an accrued liability for loss contingencies related to legal matters when a loss is both probable and reasonably estimable. These accruals represent management’s best estimate of probable losses. The Company recorded an estimated accrual of $18.9 million and $17.3 million in the condensed consolidated balance sheets as of June 30, 2024 and December 31, 2023, respectively. Management’s views and estimates related to these matters may change in the future, as new events and circumstances arise and the matters continue to develop. Until the final resolution of legal matters, there may be an exposure to losses in excess of the amounts accrued. With respect to outstanding legal matters, based on management’s current knowledge, the amount or range of reasonably possible loss will not, either individually or in the aggregate, have a material adverse effect on the Company’s business, results of operations, financial condition, and cash flows.

Tax Contingencies

The Company is subject to audit or examination by various domestic and foreign tax authorities with regards to tax matters. Income tax examinations may lead to ordinary course adjustments or proposed adjustments to the Company’s taxes or net operating losses with respect to years under examination as well as subsequent periods. Indirect tax examinations may lead to ordinary course adjustments or proposed adjustments to transaction taxes which may increase operating expenses. The Company establishes an accrued liability for loss contingencies related to tax matters when a loss is both probable and reasonably estimable. These accruals represent management’s best estimate of probable losses. The Company recorded estimated accruals of $6.7 million and $6.8 million, respectively in the taxes payable line item of the condensed consolidated balance sheets as of June 30, 2024 and December 31, 2023, respectively, for such matters.

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

Note 12. Income Taxes

The provision for income taxes the three months ended June 30, 2024 was $0.2 million and was a benefit of $4 thousand for the three months ended June 30, 2023. The provision for income taxes for the six months ended June 30, 2024 and 2023 was $0.4 million and $0.1 million, respectively. The difference between the Company’s effective tax rate and the U.S. statutory rate of 21.0% for both periods was primarily due to a full valuation allowance related to the Company’s net deferred tax assets.

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

These restructuring costs are included in restructuring and other charges in the condensed consolidated statements of operations and comprehensive income (loss).

Note 14. Subsequent Events

Delayed Draw Notes Purchase Agreement Amendments

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

Limited Waiver and Consent Agreement to Certificate of Designation of Powers, Preferences and Rights of Series A Convertible Preferred Stock

On or about October 24, 2024, the Company entered into a Limited Waiver and Consent Agreements (the “COD Waiver”), by and among the Company and each of the holders party thereto (the “Preferred Stockholders”) of the Company’s Series A Convertible Preferred Stock, par value $0.0001 per share (the “Preferred Stock”), to the Certificate of Designation of Powers, Preferences and Rights of the Series A Convertible Preferred Stock of the Company, dated as of August 13, 2024 (the “Certificate of Designation”). Among other things, the COD Waiver provides for (a) the consent by the Preferred Stockholders, which constitute in the aggregate the Requisite Holders (as defined in the Certificate of Designation) as required by the Certificate of Designation, to increase the Company’s authorized shares of Common Stock pursuant to the Share Increase Proposal and (b) the waiver by the Preferred Stockholders, which constitute in the aggregate at least a majority of the outstanding shares of Preferred Stock as required by the Certificate of Designation, of the anti-dilution provisions described in the Certificate of Designation in connection with the issuance of warrants pursuant to the NPA Waiver.

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

Overview

We are a leading global brand of premium, design-forward apartments and intimate boutique hotels serving the modern traveler. Launched in 2014, Sonder offers inspiring, thoughtfully designed accommodations and innovative, tech-enabled service combined into one seamless experience. Sonder properties are found in prime locations in over 40 markets, spanning ten countries and three continents. The Sonder app gives guests full control over their stay. Complete with self-service features, simple check-in and 24/7 on-the-ground support, amenities and services at Sonder are just a tap away, making a world of better stays open to all. In summer 2024, the company announced a strategic licensing agreement with Marriott. As of June 30, 2024, we had approximately 10,300 units available for guests to book at over 200 properties in 46 cities in 10 countries.

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

Management Discussion Regarding Opportunities, Challenges and Risks

Cash Flow Positive Plan

Our primary focus is to put the business on a solid path to achieving sustainable positive FCF, adjusted, as soon as possible. FCF, adjusted is a non-GAAP measure, and the most directly comparable GAAP measure is cash used in operating activities, which was $(73.1) million for the six months ended June 30, 2024 compared to $(59.5) million for the six months ended June 30, 2023. We have continued to make progress toward this goal as our FCF, adjusted, of $(53.2) million for the six months ended June 30, 2024 was a $13.5 million improvement compared to the six months ended June 30, 2023.

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

As part of our Cash Flow Positive Plan, we slowed our planned pace of new unit signings to focus on growth primarily through the conversion of our Contracted Units into Live Units. Our Live Units grew by (7.2)% from June 30, 2023 to June 30, 2024 to approximately 10,300 units, driven by strong conversion of our Contracted Units to Live Units. We are also focused on targeting high quality, 100% capital light deals (as defined in the section entitled “Non-GAAP Financial Measures” below) for incremental unit signings. While we continue to sign high quality, capital light units, development cost uncertainty and augmented risk around financing and landlord sentiment surrounding our stock price performance began to slow the pace of signings starting in the second half of 2022. These challenges were more acute in the second, third, and fourth quarters of 2023, resulting in fewer units signed in these periods than in prior quarters, and persisted in 2024. Despite these challenges, we continue to meaningfully scale the business, primarily by continuing to convert our Contracted Units into Live Units.

Ability to Attract and Retain Guests

Another key driver of our revenue growth is our ability to bring back repeat guests and to attract new guests through various channels. We source demand from a variety of channels, including directly, through Sonder.com, the Sonder app, or our sales personnel, and indirectly, through online travel agencies (“OTAs”) such as Airbnb, Booking.com, and Expedia. While bookings made through OTAs incur channel transaction fees, they allow us to attract new guests who may not be familiar with the Sonder brand. In general, direct bookings are more advantageous to us as they do not incur channel transaction fees and also allow us to have a more direct relationship with our guests. Direct revenue as a percentage of total revenue has fluctuated in recent years due to the COVID-19 pandemic but has stabilized above 40% (47.3% for the three months ended June 30, 2024). Additionally, we continue to focus on expanding our corporate sales business.

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

The following table provides the key metrics (rounded):

	Three months ended June 30,		Change		Six months ended June 30,		Change
	2024	2023	No.	%	2024	2023	No.	%
Live Units (end of period)	10,300	11,100	(800)	(7.2)%	10,300	11,100	(800)	(7.2)%
Bookable Nights	1,011,000	957,000	54,000	5.6%	2,092,000	1,855,000	237,000	12.8%
Occupied Nights	801,000	789,000	12,000	1.5%	1,622,000	1,511,000	111,000	7.3%
Total Portfolio(1)	12,200	17,400	(5,200)	(29.9)%	12,200	17,400	(5,200)	(29.9)%
RevPAR	$163	$164	$(1)	(0.6)%	$142	$149	$(7)	(4.7)%
ADR	$205	$199	$6	3.0%	$184	$183	$1	0.5%
Occupancy rate	79.3%	82.4%	(3.1)%	(3.8)%	77.5%	81.5%	(4.0)%	(4.9)%

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

The decrease in Live Units from June 30, 2023 to June 30, 2024 was driven by our portfolio optimization program and reduction of Live Units thereof. As of June 30, 2024, our five largest cities (New York City, Dubai, Los Angeles, London, and Montreal) accounted for approximately 37.2% of our Live Units, and our 10 largest cities accounted for approximately 59.4% of our Live Units.

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

The increase in Bookable Nights and Occupied Nights from the three months ended June 30, 2023 to the three months ended June 30, 2024 and from the six months ended June 30, 2023 to the six months ended June 30, 2024 was largely driven by a greater overall number of Live Units during the period despite termination of units closer to the end of the quarter which resulted in an overall point-in-time decline of Live Units.

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

The decrease in RevPAR from the three months ended June 30, 2023 to the three months ended June 30, 2024 was driven by moderate pressure on pricing for our apartment product during the quarter, partially offset by relative strength in pricing for our hotel units. The decrease in RevPAR from the six months ended June 30, 2023 to the six months ended June 30, 2024 was driven by a 4.9% decrease in Occupancy Rate.

Reverse Stock Split

On September 20, 2023, the Company effected the Reverse Stock Split. The par value of one share of common stock and one share of special voting stock remained unchanged as a result of the Reverse Stock Split. All share and per share information within the condensed consolidated financial statements have been retroactively restated to reflect the Reverse Stock Split.

Results of Operations

Three months ended June 30, 2024 compared to three months ended June 30, 2023

The following table sets forth our results of operations as a percentage of revenue (in thousands, except percentages):

	Three months ended June 30,
	2024		2023
Revenue	$164,601	100.0%	$157,403	100.0%
Cost of revenue (excluding depreciation and amortization)	94,652	57.5%	94,760	60.2%
Operations and support	46,411	28.2%	50,540	32.1%
General and administrative	29,272	17.8%	29,918	19.0%
Research and development	4,393	2.7%	5,563	3.5%
Sales and marketing	21,572	13.1%	18,231	11.6%
Restructuring and other charges	—	—%	(23)	—%
Total costs and operating expenses	$196,300	119.3%	$198,989	126.4%
Loss from operations	$(31,699)	(19.3)%	$(41,586)	(26.4)%
Total non-operating (income) expense, net	(64,683)	(39.3)%	2,602	1.7%
(Income) loss before income taxes	32,984	20.0%	(44,188)	(28.1)%
Provision (benefit) for income taxes	237	0.1%	(4)	—%
Net income (loss)	$32,747	19.9%	$(44,184)	(28.1)%
Other comprehensive income (loss):
Change in foreign currency translation adjustment	$1,395	0.8%	$(3,381)	(2.1)%
Comprehensive income (loss)	$34,142	20.7%	$(47,565)	(30.2)%

Revenue

The following table sets forth our revenue (in thousands, except percentages):

	Three months ended June 30,		Change
	2024	2023	$	%
Revenue	$164,601	$157,403	$7,198	4.6%

Revenue increased, primarily due to a 1.5% increase in Occupied Nights and a 3.0% increase in ADR as a result of broader travel industry trends, product mix between hotels and apartments, geographic mix, cohort mix and the impact of corporate sales and pricing strategies.

Costs and Operating Expenses

The following table sets forth our total costs and operating expenses (in thousands, except percentages):

	Three months ended June 30,		Change
	2024	2023	$	%
Cost of revenue (excluding depreciation and amortization)	$94,652	$94,760	$(108)	(0.1)%
Operations and support	46,411	50,540	(4,129)	(8.2)%
General and administrative	29,272	29,918	(646)	(2.2)%
Research and development	4,393	5,563	(1,170)	(21.0)%
Sales and marketing	21,572	18,231	3,341	18.3%
Restructuring and other charges	—	(23)	23	(100.0)%
Total costs and operating expenses	$196,300	$198,989	$(2,689)	(1.4)%

Cost of Revenue (excluding depreciation and amortization): Cost of revenue decreased, primarily due to: (i) a $1.7 million decrease in rent expense was primarily due to the decrease in Live Units, (ii) a $0.9 million increase in cleaning expenses as a result of an increase in the number of checkouts, and (iii) a $0.1 million increase in credit card fees due to an increase in bookings.

Operations and support: The decrease in operations and support was primarily due to: (i) a $2.0 million decrease in unit-related expenses primarily smaller non-capitalized items for the units such as bedding, decor, furniture and lighting (ii) a $1.3 million decrease in pre-opening costs due primarily to the timing of costs related to onboarding new units in the three months ended June 30, 2024 compared to the three months ended June 30, 2023, and (iii) a $1.3 million decrease in employee compensation cost, due to a decrease in average headcount; partially offset by multiple less significant amounts; partially offset by a $1.4 million increase in taxes due primarily to property tax assessments.

General and administrative: General and administrative decreased, primarily due to: (i) a $7.7 million decrease in employee compensation cost, due to a decrease in average headcount and (ii) a $0.9 million decrease in facilities expense related to a reduction on office space and related rent; and (iii) the cumulative impact of other less significant expense decreases; partially offset by a a $6.9 million increase in legal and professional fees related to one-time fees associated with the integration in connection with the strategic licensing agreement with Marriott and financing deals and a $1.8 million increase in bad debt expense.

Research and development: Research and development decreased, primarily due to: (i) a $0.8 million decrease in employee compensation expense, driven by a decrease in average headcount, (ii) a $0.4 million decrease in depreciation, primarily due to a decrease in capitalized software costs, (iii) a $0.3 million decrease in computer software expense, partially offset by a $0.4 million increase in legal and professional fees.

Sales and marketing: The increase in sales and marketing was primarily due to: (i) a $1.5 million increase in performance marketing expense, and (ii) a $1.2 million increase in channel transaction fees resulting from an increase in revenue booked through third-party OTAs, consistent with total revenue growth.

Restructuring and other charges: For the three months ended June 30, 2023, the restructuring and other charges consists certain adjustments related to the employee termination benefits as a result of the restructuring announced on March 1, 2023. The majority of the restructuring charges were recognized in the first quarter of 2023. For the three months ended June 30, 2024, this represents the residual restructuring and other charges for employee termination benefits as a result of a restructuring announced on February 20, 2024. The entirety of the increase in restructuring and other charges is due to the difference in amounts recognized for each of the restructurings discussed above.

Total Non-operating (Income) Expense, Net

The following table sets forth our total non-operating (income) expense, net (in thousands, except percentages):

	Three months ended June 30,		Change
	2024	2023	$	%
Interest expense, net	$8,016	$6,155	$1,861	30.2%
Change in fair value of SPAC Warrants	64	(508)	572	(112.6)%
Change in fair value of Earn Out Liability	—	(435)	435	(100.0)%
Lease adjustment gains, net	(71,123)	(665)	(70,458)	10595.2%
Other income, net	(1,640)	(1,945)	305	(15.7)%
Total non-operating (income) expense, net	$(64,683)	$2,602	$(67,285)	(2585.9)%

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

Lease adjustment (gain)loss. The lease adjustment (gain)loss is due to the residual impact of lease terminations. The Company in 2024 has undertaken an initiative to renegotiate or exit certain properties where there exists unfavorable lease terms.

Other income, net. The change in other income, net is primarily due to fluctuations in foreign currency rates which impacted the remeasurement of foreign balances to reporting currency.

Provision (benefit) for income taxes

As of June 30, 2024 and 2023, we have recorded a full valuation allowance against our deferred tax assets due to our history of losses.

The following table sets forth the provision (benefit) for income taxes (in thousands, except percentages):

	Three months ended June 30,		Change
	2024	2023	$	%
Provision (benefit) for income taxes	$237	$(4)	$241	(6025.0)%

The provision (benefit) for income taxes increased, primarily as a result of taxes to operations in foreign jurisdictions.

Six months ended June 30, 2024 compared to six months ended June 30, 2023

The following table sets forth our results of operations as a percentage of revenue (in thousands, except percentages):

	Six months ended June 30,
	2024		2023
Revenue	$298,080	100.0%	$276,906	100.0%
Cost of revenue (excluding depreciation and amortization)	195,015	65.4%	186,573	67.4%
Operations and support	96,391	32.3%	104,050	37.6%
General and administrative	53,557	18.0%	62,389	22.5%
Research and development	9,064	3.0%	11,945	4.3%
Sales and marketing	40,821	13.7%	33,898	12.2%
Restructuring and other charges	2,592	0.9%	2,107	0.8%
Total costs and operating expenses	$397,440	133.3%	$400,962	144.8%
Loss from operations	$(99,360)	(33.3)%	$(124,056)	(44.8)%
Total non-operating (income) expense, net	(82,044)	(27.5)%	1,941	0.7%
Loss before income taxes	(17,316)	(5.8)%	(125,997)	(45.5)%
Provision for income taxes	424	0.1%	52	—%
Net loss	$(17,740)	(6.0)%	$(126,049)	(45.5)%
Other comprehensive loss:
Change in foreign currency translation adjustment	$806	0.3%	$(6,794)	(2.5)%
Comprehensive loss	$(16,934)	(5.7)%	$(132,843)	(48.0)%

Revenue

The following table sets forth our revenue (in thousands, except percentages):

	Six months ended June 30,		Change
	2024	2023	$	%
Revenue	$298,080	$276,906	$21,174	7.6%

Revenue increased primarily due to a 7.3% increase in Occupied Nights and a 0.5% increase in ADR as a result of broader travel industry trends, product mix between hotels and apartments, geographic mix, cohort mix and the impact of corporate sales and pricing strategies.

Costs and Operating Expenses

The following table sets forth our total costs and operating expenses (in thousands, except percentages):

	Six months ended June 30,		Change
	2024	2023	$	%
Cost of revenue (excluding depreciation and amortization)	$195,015	$186,573	$8,442	4.5%
Operations and support	96,391	104,050	(7,659)	(7.4)%
General and administrative	53,557	62,389	(8,832)	(14.2)%
Research and development	9,064	11,945	(2,881)	(24.1)%
Sales and marketing	40,821	33,898	6,923	20.4%
Restructuring and other charges	2,592	2,107	485	23.0%
Total costs and operating expenses	$397,440	$400,962	$(3,522)	(0.9)%

Cost of Revenue (excluding depreciation and amortization): Cost of revenue increased primarily due to: (i) a $4.7 million increase in rent expense due to unit mix changes offset a decrease in Live Units, (ii) a $2.2 million increase in cleaning expenses as a result of an increase in the number of checkouts, (iii) a $0.8 million increase in other cost of revenue expenses, and (iv) a $0.7 million increase in credit card fees due to an increase in bookings.

Operations and support: The decrease in operations and support was primarily due to: (i) an $4.1 million decrease in unit-related expenses primarily smaller non-capitalized items for the units such as bedding, decor, furniture and lighting, (ii)
a $2.8 million decrease in employee compensation cost, due to a decrease in average headcount, (iii) a $1.7 million decrease in legal and professional fees, and (iv) a $1.2 million decrease in depreciation expense, partially offset by a $3.0 million increase in taxes.

General and administrative: General and administrative expenses decreased, primarily due to: (i) a $14.2 million decrease in employee compensation cost, due to a decrease in average headcount, (ii) a $2.1 million decrease in facilities expense related to a reduction on office space and related rent; partially offset by a $8.5 million increase in legal and professional expenses related to corporate matters which includes one-time fees associated with the integration of the strategic licensing agreement with Marriott and financing deals.

Research and development: Research and development decreased, primarily due to a net $2.0 million decrease in employee compensation driven by a decrease in average headcount, and (ii) a $0.8 million decrease in depreciation, primarily due to a decrease in capitalized software costs.

Sales and marketing: The increase in sales and marketing was primarily due to: (i) a $3.5 million increase in performance marketing expense, and (ii) a $2.6 million increase in channel transaction fees resulting from an increase in revenue booked through third-party OTAs, consistent with total revenue growth.

Restructuring and other charges: For the six months ended June 30, 2023, the restructuring and other charges consists primarily of employee termination benefits as a result of the restructuring announced on March 1, 2023. For the six months ended June 30, 2024, the restructuring and other charges consists of employee termination benefits as a result of a restructuring announced on February 20, 2024. The entirety of the increase in restructuring and other charges is due to the difference in amounts recognized for each of the restructurings discussed above.

Total Non-operating (Income) Expense, Net

The following table sets forth our total non-operating (income) expense, net (in thousands, except percentages):

	Six months ended June 30,		Change
	2024	2023	$	%
Interest expense, net	$15,339	$11,862	$3,477	29.3%
Change in fair value of SPAC Warrants	(17)	(398)	381	(95.7)%
Change in fair value of Earn Out Liability	(16)	(1,933)	1,917	(99.2)%
Lease adjustment gains, net	(95,024)	(8,437)	(86,587)	1026.3%
Other (income) expense, net	(2,326)	847	(3,173)	(374.6)%
Total non-operating (income) expense, net	$(82,044)	$1,941	$(83,985)	(4326.9)%

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

Lease adjustment gains, net. The lease adjustment gains, net is due to the residual impact of lease terminations. The Company in 2024 has undertaken an initiative to renegotiate or exit certain properties where there exists unfavorable lease terms.

Other (income) expense, net. The change in other (income) expense, net is primarily due to fluctuations in foreign currency rates which impacted the remeasurement of foreign balances to reporting currency.

Provision for income taxes

The following table sets forth the provision for income taxes (in thousands, except percentages):

	Six months ended June 30,		Change
	2024	2023	$	%
Provision for income taxes	$424	$52	$372	715.4%

The provision for income taxes increased, primarily as a result of growth of our operations and taxable income in foreign jurisdictions.

Non-GAAP Financial Measures

We prepare our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP” or “U.S. GAAP”). However, some of the financial measures discussed herein are non-GAAP financial measures. In accordance with SEC rules, we classify a financial measure as being a non-GAAP financial measure if that financial measure excludes or includes amounts, or is subject to adjustments that have the effect of excluding or including amounts, that are included or excluded, as the case may be, in the most directly comparable measure calculated and presented in accordance with GAAP in our condensed consolidated statements of operations and comprehensive income (loss), balance sheets, or statements of cash flows.

To supplement the condensed consolidated financial statements, which are prepared and presented in accordance with GAAP, we use the following non-GAAP financial measures: FCF, Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization (“Adjusted EBITDA”) and Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization, and Operating Lease Related Rent Charges (“Adjusted EBITDAR”) (collectively, the “non-GAAP financial measures”). We may periodically review and update our non-GAAP financial measures based on our determination of their relevance to our business which could result in the addition or elimination of select non-GAAP financial measures in the future.

Free Cash Flow (FCF)

The following table presents the calculation of FCF, adjusted (in thousands):

	Six months ended June 30,
	2024	2023
Cash used in operating activities	$(73,087)	$(59,549)
Cash used in investing activities	(2,209)	(9,350)
FCF, including cash paid for lease terminations, restructuring, and professional fees	$(75,296)	$(68,899)
Cash paid for lease termination costs	12,769	—
Cash paid for restructuring costs	2,439	2,150
Cash paid for non-recurring professional fees	6,877	—
FCF, adjusted	$(53,211)	$(66,749)

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

The change in FCF, adjusted, period-over-period represented a 20.3% increase, primarily driven by increased adjustments for cash paid for lease terminations, restructuring and professional fees totaling $19.9 million, a decrease in cash used in investing activities of $7.1 million and offset by an increase in cash used in operating activities of $13.5 million. Refer to the section entitled “Liquidity and Capital Resources – Cash Flow Information” below for further discussion surrounding the changes in our cash flow figures period-over-period.

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

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Net income (loss)	$32,747	$(44,184)	$(17,740)	$(126,049)
Interest expense, net	237	(4)	424	52
Provision for income taxes	8,016	6,155	15,339	11,862
Depreciation and amortization expense	4,992	5,978	9,965	13,026
EBITDA	$45,992	$(32,055)	$7,988	$(101,109)
Stock-based compensation	1,779	8,258	4,788	19,058
Lease adjustment gains, net	(71,123)	(665)	(95,024)	(8,437)
Restructuring and other related charges	—	(23)	2,592	2,107
Non-recurring professional fees	6,624	—	6,877	—
Adjusted EBITDA	$(16,728)	$(24,485)	$(72,779)	$(88,381)

Adjusted EBITDAR

We define Adjusted EBITDAR as Adjusted EBITDA adjusted for operating lease related rent charges. Adjusted EBITDAR further adds back rent expense related to operating leases to Adjusted EBITDA. This adjustment further enables us to assess our operating performance independent of operating leases, offering insights into our cash flow and performance.

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Adjusted EBITDA	$(16,728)	$(24,485)	$(72,779)	$(88,381)
Operating lease related rent charges	75,580	77,001	158,162	152,815
Adjusted EBITDAR	$58,852	$52,516	$85,383	$64,434

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

Sources and Uses of Cash

At June 30, 2024, we had a cash balance, not including restricted cash, of $17.5 million, which was held for working capital purposes. Cash consists of checking and interest-bearing accounts. Reaching sustainable positive FCF is our primary focus in the near-term, as detailed in our Cash Flow Positive Plan. Once we reach sustainable positive FCF, we expect cash from operations will provide our principal source of liquidity. We generate cash from transactions with customers booking directly through Sonder.com and the Sonder app, which are settled through a payment processor, from transactions with third-party corporate customers which are settled based on contractual terms, and indirectly through OTAs, which are also settled based on contractual terms. The most significant source of liquidity in 2024 was cash inflows from both current period and future guest bookings.

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

Most of our cash was held in the United States as of June 30, 2024. Our foreign subsidiaries held approximately $5.9 million of cash in foreign jurisdictions. We currently do not intend or foresee a need to repatriate these foreign funds. As a result of the Tax Cuts and Jobs Act of 2017, however, we anticipate the U.S. federal tax impact to be minimal if these foreign funds are repatriated and would not repatriate funds where there was a material tax cost. In addition, based on our current and future needs, we believe our current funding and capital resources for our international operations are adequate.

Debt Arrangements

Debt arrangements, such as our credit facilities and Delayed Draw Notes, have been a source of cash for our day-to-day operations. Refer to Note 6, Debt and Note 14, Subsequent Events, in the notes to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for discussion of our debt arrangements, including the timing of expected maturity of such arrangements. These arrangements include our 2022 Loan and Security Agreement which currently has a letter of credit sublimit of $45.0 million. As of June 30, 2024, because we are unable to satisfy the minimum consolidated adjusted EBITDA covenant, we are required to cash collateralize our obligations under the 2022 Loan and Security Agreement.

Future Cash Obligations

Our estimated future obligations as of June 30, 2024 include both current and long-term obligations. Our debt obligations, including both capitalized to-date and future paid-in-kind interest through the election date of June 2024, totaled $289.8 million, of which, $1.0 million was short-term, and the remainder was long-term. Interest on the foregoing debt obligations is payable in cash after the June 2024 election date. Additionally, we had $48.6 million of irrevocable standby letters of credit outstanding which were collateralized by our restricted cash, all of which represents a long-term cash obligation. Under our operating leases as discussed in Note 7, Leases, in the notes to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, we had a current obligation of $166.8 million and a long-term obligation of $1.1 billion as of June 30, 2024.

Operating lease obligations primarily represent the initial contracted term for leases that have commenced as of June 30, 2024, not including any future optional renewal periods. In addition, as of June 30, 2024, we have entered into leases that have not yet commenced with no short-term future lease payments and long-term future lease payments totaling $14.5 billion, excluding purchase options, that are not yet recorded on the condensed consolidated balance sheets and are not reflected in the figure above. These leases will commence between 2024 and 2026 with lease terms of five to 20 years.

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

Cash Flow Information

The following table sets forth our cash flows (in thousands):

	Six months ended June 30,
	2024	2023	$ Change
Net cash used in operating activities	$(73,087)	$(59,549)	$(13,538)
Net cash used in investing activities	(2,209)	(9,350)	7,141
Net cash provided by financing activities	8,917	8	8,909
Effects of foreign exchange on cash	(995)	(782)	(213)
Net change in cash, cash equivalents, and restricted cash	$(67,374)	$(69,673)	$2,299

Operating Activities

Net cash used in operating activities increased for the six months ended June 30, 2024 as compared to the six months ended June 30, 2023, primarily due to cash paid for lease terminations, restructuring, and professional fees partially offset by an improvement in our operating loss performance with a 7.6% increase in revenue. Cash used in operating activities is subject to variability period-over-period as a result of timing differences, including with respect to the collection of receivables and payments of interest expense, accounts payable, and other items, as well as variability in our stock price as it relates to fair value of the SPAC Warrants and Earn Out Liability.

Investing Activities

Net cash used in investing activities decreased for the six months ended June 30, 2024 as compared to the six months ended June 30, 2023, primarily as a result of a decrease in purchases of property and equipment of $6.6 million, largely related to a decrease in purchases for furnishings and fixtures for our Live Units.

Financing Activities

Net cash provided by financing activities increased for the six months ended June 30, 2024 as compared to the six months ended June 30, 2023, primarily due to debt financing proceeds from the issuance in a single draw of an aggregate of $10.0 million of Delayed Draw Notes, as described in Note 6, Debt, in the notes to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

Off-Balance Sheet Arrangements

As of June 30, 2024, we had the following off-balance sheet arrangements:

Letters of Credit

As of June 30, 2024, we had $48.6 million of irrevocable standby letters of credit outstanding, which were collateralized by our restricted cash, of which $33.3 million was under our revolving credit facilities. Letters of credit are primarily used as a form of security deposits for the buildings and partial buildings we lease.

Surety Bonds

A portion of our leases are supported by surety bonds provided by affiliates of certain insurance companies. As of June 30, 2024, we had assembled commitments from six surety providers in the amount of $38.3 million, of which $17.9 million was outstanding and was an off-balance sheet arrangement. The availability, terms and conditions, and pricing of bonding capacity are dependent on, among other things, continued financial strength and stability of the insurance company affiliates providing the bonding capacity, general availability of such capacity, our corporate credit rating, and the general perception of our financial performance.

Indemnification Agreements

See Note 11, Commitments and Contingencies, in the notes to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information regarding our indemnification agreements.

Effect of Exchange Rates

Our changes in cash can be impacted by the effect of fluctuating exchange rates. Foreign exchange had a negative effect on cash in both the six months ended June 30, 2024 and 2023, decreasing our total cash balance by $1.0 million and $0.8 million at June 30, 2024 and June 30, 2023, respectively.

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

Material Weaknesses in Internal Control Over Financial Reporting

As disclosed in Part II, Item 9A of the Annual Report, management concluded that the following material weaknesses in internal control existed for the Company. Management concluded that these material weaknesses still exist as of June 30, 2024.

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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the quarter ended June 30, 2024, none of the Company’s directors or Section 16 officers adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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