Form 10-Q
period 2024-09-30
Sonder Holdings Inc.
filed 2025-02-12
CIK 1819395

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
FORM 10-Q
___________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
Yes ☐ No ☒
The registrant had 11,585,625 shares of common stock outstanding as of February 10, 2025.

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
•    our financial, operating and growth forecasts and projections, including our focus on cost reductions, our anticipated reductions in cash burn, and the estimated annualized cost savings from reductions in force and our portfolio optimization program;
•    expectations for our business, revenue, expenses, results of operations, financial condition, and cash flows;
•our license agreement (the “Marriott Agreement”) with Marriott International, Inc. and Global Hospitality Licensing S.À R.L (together, “Marriott”), including the timing of the integration of our properties, the anticipated benefits of the agreement, and other plans and expectations related to the Marriott relationship;
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
•    expectations about the adequacy of our capital resources, the availability of future financing or other capital resources, and the anticipated use of proceeds from any financings;
•    trends in corporate travel and the potential for additional group and corporate travel revenue;
•    anticipated occupancy rates and expectations about guests’ average length of stay;
•    our ability to anticipate and satisfy guest demands, including through the introduction of new features, amenities, or services;
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

You should note that we may announce material information to our investors using our investor relations website (https://investors.sonder.com/), filings with the Securities and Exchange Commission (the “SEC”), press releases, public conference calls and webcasts. We use these channels, as well as social media, to communicate with our investors. It is possible that the information that we post on these channels could be deemed to be material information. We therefore encourage investors to visit these websites from time to time. The information contained on such websites and social media posts is not incorporated by reference into this filing. Further, our references to website URLs in this filing are intended to be inactive textual references only.

For a discussion of our risk factors, see the section entitled “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (the “Annual Report”) and our subsequent filings with the SEC. Additional factors that could cause results or performance to materially differ from those expressed in our forward-looking statements are detailed in other filings we may make with the SEC, copies of which are available from us at no charge. Please consider our forward-looking statements in light of those risks as you read this report. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report on Form 10-Q. We cannot assure you that the results, events and circumstances reflected in the forward-looking statements will be achieved or occur, and actual results, events or circumstances could differ materially from those described in the forward-looking statements.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements
SONDER HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(in thousands)

	September 30, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$26,957	$95,763
Restricted cash	48,942	40,734
Accounts receivable, net of allowance of $6,688 and $6,196 at September 30, 2024 and December 31, 2023, respectively	10,182	7,999
Prepaid expenses	4,513	5,366
Other current assets	15,527	11,345
Total current assets	106,121	161,207
Property and equipment, net	10,659	22,775
Operating lease right-of-use (“ROU”) assets	1,086,820	1,322,135
Other non-current assets	14,436	15,150
Total assets	$1,218,036	$1,521,267

Liabilities, mezzanine equity and stockholders’ deficit
Current liabilities:
Accounts payable	$33,508	$23,560
Accrued liabilities	39,097	38,499
Taxes payable	28,279	14,005
Deferred revenue	74,834	61,971
Other current liabilities	126,589	127
Current portion of long-term debt	1,000	168,710
Current operating lease liabilities	169,974	199,364
Total current liabilities	473,281	506,236
Non-current operating lease liabilities	1,070,996	1,389,580
Long-term debt, net	209,851	1,500
Other non-current liabilities	850	652
Total liabilities	1,754,978	1,897,968

Commitments and contingencies (Note 12)

Mezzanine equity:
Series A redeemable convertible preferred stock: $0.0001 par value; 250,000,000 shares authorized, 14,692,000 shares issued and outstanding	59,525	—

Stockholders’ deficit:
Common stock	1	1
Additional paid-in capital	959,501	977,503
Cumulative translation adjustment	343	4,976
Accumulated deficit	(1,556,312)	(1,359,181)
Total stockholders’ deficit	(596,467)	(376,701)
Total liabilities and stockholders’ deficit	$1,218,036	$1,521,267

See accompanying notes to unaudited condensed consolidated financial statements.

SONDER HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(in thousands, except share data)

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Revenue	$162,114	$160,896	$460,194	$437,802
Costs and operating expenses:
Cost of revenue (excluding depreciation and amortization)	92,991	103,374	288,006	289,947
Operations and support	45,292	50,376	141,683	154,426
General and administrative	29,731	30,548	83,288	92,937
Research and development	4,427	5,344	13,491	17,289
Sales and marketing	22,292	20,996	63,113	54,894
Impairment loss	—	1,087	—	1,087
Restructuring and other charges	1,304	12	3,896	2,119
Total costs and operating expenses	196,037	211,737	593,477	612,699
Loss from operations	(33,923)	(50,841)	(133,283)	(174,897)

Interest expense, net	9,256	6,423	24,595	18,285
Change in fair value of SPAC Warrants	24	(276)	7	(674)
Change in fair value of Earn Out Liability	11	(209)	(5)	(2,142)
Lease adjustment (gains), net	(555)	(139)	(95,579)	(8,576)
Loss on preferred stock issuance	59,490	—	59,490	—
Change in fair value of forward contract	86,570	—	86,570	—
Other (income) expense, net	(9,530)	915	(11,856)	1,762
Total non-operating expense, net	145,266	6,714	63,222	8,655
Loss before income taxes	(179,189)	(57,555)	(196,505)	(183,552)
Provision for income taxes	202	75	626	127
Net loss	$(179,391)	$(57,630)	$(197,131)	$(183,679)

Basic and diluted net loss per common share	$(17.82)	$(5.26)	$(19.85)	$(16.84)

Other comprehensive loss:
Net loss	$(179,391)	$(57,630)	$(197,131)	$(183,679)
Change in foreign currency translation adjustment	(5,439)	3,547	(4,633)	(3,249)
Comprehensive loss	$(184,830)	$(54,083)	$(201,764)	$(186,928)

See accompanying notes to unaudited condensed consolidated financial statements.

SONDER HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in thousands)

	Nine months ended September 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(197,131)	$(183,679)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	13,350	18,908
Stock-based compensation	6,402	23,982
Amortization of operating lease ROU assets	130,630	138,768
Impairment loss	—	1,087
Lease adjustment gains, net	(95,579)	(8,576)
Gain on foreign exchange	(6,415)	(2,445)
Capitalization of paid-in-kind interest on long-term debt	21,435	20,418
Amortization of debt issuance costs	73	6
Amortization of debt discounts	2,368	1,274
Change in fair value of SPAC Warrants	7	(674)
Change in fair value of Earn Out Liability	(5)	(2,142)
Change in fair value of forward contracts	86,570	—
Loss on preferred stock issuance	59,490	—
Other operating activities	1,981	897
Changes in:
Accounts receivable, net	(3,341)	(4,219)
Prepaid expenses	1,088	1,885
Other current and non-current assets	(3,625)	(29)
Accounts payable	9,309	4,044
Accrued liabilities	1,941	(5,434)
Taxes payable	14,116	1,013
Deferred revenue	12,938	25,728
Operating lease ROU assets and operating lease liabilities, net	(146,221)	(103,939)
Other current and non-current liabilities	168	590
Net cash used in operating activities	(90,451)	(72,537)
Cash flows from investing activities:
Purchase of property and equipment	(1,868)	(11,319)
Capitalization of internal-use software	(227)	(1,117)
Net cash used in investing activities	(2,095)	(12,436)
Cash flows from financing activities:
Repayment of debt	(761)	(250)
Proceeds from debt financing	20,000	—
Proceeds from issuance of debt	—	3,000
Payment of issuance costs	(1,644)	—
Proceeds from preferred stock issuance	14,692	—
Proceeds from exercise of stock options and common stock warrants	—	8
Net cash provided by financing activities	32,287	2,758
Effects of foreign exchange on cash	(339)	262
Net change in cash, cash equivalents, and restricted cash	(60,598)	(81,953)
Cash, cash equivalents, and restricted cash at beginning of period	136,497	289,186
Cash, cash equivalents, and restricted cash at end of period	$75,899	$207,233

See accompanying notes to unaudited condensed consolidated financial statements.

SONDER HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT (Unaudited)
Three and nine months ended September 30, 2024
(in thousands, except share data)

	Common Stock		Post-Combination Exchangeable Common Stock		Additional Paid-in Capital	Accumulated Translation Adjustment	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount
Balance at December 31, 2023	10,380,725	$1	712,982	$—	$977,503	$4,976	$(1,359,181)	$(376,701)
Vesting of restricted stock units	28,422	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	3,009	—	—	3,009
Components of comprehensive loss:
Net loss	—	—	—	—	—	—	(50,487)	(50,487)
Change in cumulative translation adjustment	—	—	—	—	—	(589)	—	(589)
Balance at March 31, 2024	10,409,147	$1	712,982	$—	$980,512	$4,387	$(1,409,668)	$(424,768)
Conversion of exchangeable stock	161,910	—	(161,910)	—	—	—	—	—
Issuance of delayed draw warrants	—	—	—	—	1,488	—	—	1,488
Stock-based compensation	—	—	—	—	1,779	—	—	1,779
Components of comprehensive income (loss):
Net income	—	—	—	—	—	—	32,747	32,747
Change in cumulative translation adjustment	—	—	—	—	—	1,395	—	1,395
Balance at June 30, 2024	10,571,057	$1	551,072	$—	$983,779	$5,782	$(1,376,921)	$(387,359)
Stock-based compensation	—	—	—	—	1,614	—	—	1,614
Preferred stock accretion to redemption value	—	—	—	—	(25,892)	—	—	(25,892)
Common stock issuance for exercise of warrants	473,458	$—	—	$—	$—	$—	$—	$—
Components of comprehensive loss:
Net loss	—	—	—	—	—	—	(179,391)	(179,391)
Change in cumulative translation adjustment	—	—	—	—	—	(5,439)	—	(5,439)
Balance at September 30, 2024	11,044,515	$1	551,072	$—	$959,501	$343	$(1,556,312)	$(596,467)

See accompanying notes to unaudited condensed consolidated financial statements.

SONDER HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT (continued) (Unaudited)
Three and nine months ended September 30, 2023
(in thousands, except share data)

	Common Stock		Post-Combination Exchangeable Common Stock		Additional Paid-in Capital	Accumulated Translation Adjustment	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance at December 31, 2022	9,919,716	$1	1,019,460	$—	$949,001	$13,026	$(1,063,513)	$(101,485)
Exercise of common stock options	463	—	—	—	8	—	—	8
Vesting of restricted stock options	25,780	—	—	—	—	—	—	—
Conversion of exchangeable stock	46,525	—	(46,525)	—	—	—	—	—
Stock-based compensation	—	—	—	—	10,800	—	—	10,800
Components of comprehensive loss:
Net loss	—	—	—	—	—	—	(81,865)	(81,865)
Change in cumulative translation adjustment	—	—	—	—	—	(3,413)	—	(3,413)
Balance at March 31, 2023	9,992,484	$1	972,935	$—	$959,809	$9,613	$(1,145,378)	$(175,955)
Exercise of common stock options	6	—	—	—	—	—	—	—
Vesting of restricted stock units	48,606	—	—	—	—	—	—	—
Conversion of exchangeable stock	9,892	—	(9,892)	—	—	—	—	—
Stock-based compensation	—	—	—	—	8,258	—	—	8,258
Components of comprehensive loss:
Net loss	—	—	—	—	—	—	(44,184)	(44,184)
Change in cumulative translation adjustment	—	—	—	—	—	(3,381)	—	(3,381)
Balance at June 30, 2023	10,050,988	$1	963,043	$—	$968,067	$6,232	$(1,189,562)	$(215,262)
Vesting of restricted stock units	2,474	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	4,924	—	—	4,924
Components of comprehensive loss:	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	(57,630)	(57,630)
Change in cumulative translation adjustment	—	—	—	—	—	3,547	—	3,547
Balance at September 30, 2023	10,053,462	$1	963,043	$—	$972,991	$9,779	$(1,247,192)	$(264,421)

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

On January 18, 2022, the Company consummated the previously announced business combination (the “Business Combination”) by and among Gores Metropoulos II, Inc. (“GMII”), two subsidiaries of GMII, and Sonder Operating Inc., a Delaware corporation formerly known as Sonder Holdings Inc. (“Legacy Sonder”) through a merger agreement (the “Merger Agreement”). Refer to Note 16, Business Combination, of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (the “Annual Report”) for details of the transaction.

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

Management’s plans to address these conditions include: i) meeting the requirements and milestones described herein, to obtain additional funds through recent arrangements, including $15 million from the Marriott Agreement, ii) realizing improved operations, including anticipated improvements from integration through the Marriott Agreement, iii) renegotiating lease terms, including possible terminations, of certain properties, iv) completing the issuance and sale of approximately 28.6 million shares (the “Second Tranche”) of Series A Preferred Stock for cash consideration of approximately $28.6 million, and v) implementing cost-cutting initiatives. On November 21, 2024, the Company received $7.5 million of the referenced $15 million from the Marriott Agreement. Also in November 2024, the Company completed the sale and issuance of the Second Tranche of Series A Preferred Stock.

There can be no assurances of the Company’s ability to realize these plans. As a result, these conditions raise substantial doubt about the Company’s ability to continue as a going concern for at least one year from the date of issuance of these financial statements.
Basis of Financial Statement Presentation and Principles of Consolidation

The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”, “U.S. GAAP”, or “generally accepted accounting principles”). The condensed consolidated financial statements present the results of operations, financial position, and cash flows of the Company in accordance with consolidation accounting guidance. All intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, including normal recurring adjustments, necessary to present fairly the Company’s financial position at September 30, 2024 and December 31, 2023, results of operations and comprehensive income (loss) and stockholders’ deficit for the three and nine months ended September 30, 2024 and 2023, and cash flows for the nine months ended September 30, 2024 and 2023. The Company’s condensed consolidated results of operations and comprehensive income (loss) and stockholders’ deficit for the three and nine months ended September 30, 2024 and cash flows for the nine months ended September 30, 2024 are not necessarily indicative of the results to be expected for the full year.

The Company qualifies as an emerging growth company as defined in the Jumpstart Our Business Startups Act of 2012, and as a “smaller reporting company” as defined in Rule 12b-2 under the Securities Exchange Act of 1934 (the “Exchange Act”), and, as such, may take advantage of specified reduced reporting requirements and deferred accounting standards adoption dates, and is relieved of other significant requirements that are otherwise generally applicable to other public companies.

Marriott License Agreement

On August 13, 2024, the Company entered into a license agreement (the “Marriott Agreement”) with Marriott International, Inc. and Global Hospitality Licensing S.A R.L (together “Marriott”) whereby the Company’s portfolio of properties is expected to join the Marriott system under a newly-created collection called “Sonder by Marriott Bonvoy.” Under the Marriott Agreement, the Company’s properties will become available for booking on Marriott’s digital platforms, including Marriott.com and the Marriott Bonvoy mobile app, and the Company will also gain access to Marriott’s global sales and marketing capabilities and distribution platform.

The initial term of the Marriott Agreement will expire 20 years after the Initial Onboarding Date (as defined in the Marriott Agreement), which is the date upon which the Company’s properties are integrated into the Marriott platform and systems, and is expected to be in the first quarter of 2025. The Marriott Agreement provides for extensions for two consecutive five-year renewal terms and includes other rights and provisions related to the term of the agreement.

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

Subject to the Company providing Marriott with reasonably satisfactory evidence that the Company has funded the Holistic Capital Solution (as defined in the Marriott Agreement) and there being no monetary, bankruptcy related or exclusivity default by the Company under the Marriott Agreement, Marriott will provide the Company with $15 million of Key Money (as defined in the Marriott Agreement) in two tranches by March 31, 2025. The Company received $7.5 million of Key Money on November 21, 2024. If the Marriott Agreement is terminated for any reason, the Company must reimburse Marriott, before the effective date of the termination, the Unamortized Key Money (as defined in the Marriott Agreement).

During the first two years of the Marriott Agreement term, Marriott has agreed not to open any properties pursuant to an agreement for a Platform Transaction (as defined in the Marriott Agreement) with certain specified Company competitors, subject to certain exclusions. For the duration of the term, subject to standard terms and processes, Marriott has agreed that it will designate the Company as an approved operator for the Apartments by Marriott Bonvoy brand worldwide. Also for the duration of the term, the Company has agreed not to open any hotel, resort, other similar transient lodging product, including serviced-apartment hotels and lodging products that are structured as a “condominium hotel project”, unless the Company first proposes that it be included under the Marriott Agreement and Marriott confirms it is restricted from being included, in which case, the exclusivity will not apply so long as any third-party that the Company contracts with regarding such opening is not a Marriott Competitor (as defined in the Marriott Agreement).

Following the five year anniversary of the Marriott Agreement, the Company and Marriott will each have the right to terminate the agreement upon notice to the other party and payment of a termination fee and unamortized key money upon any transfer (or series of transfers) of: (i) 50% of more of the direct or indirect ownership interests in the Company to any Non-Controlled Person (as defined in the Marriott Agreement); (ii) 50% or more of the Company’s direct or indirect ownership interests in all of the Properties to any Non-Controlled Person; or (iii) the right to control the day-to-day management or operations of the Company or each Company party that owns, leases or operates a Property to any Non-Controlled Person.

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

Use of Estimates

The preparation of consolidated financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, and the reported amounts of revenue and expense during the reporting periods. Examples of management’s estimates and assumptions include, but are not limited to, the fair value of share-based awards, estimated useful life of long-lived assets, bad-debt allowances, valuation of intellectual property and intangible assets, contingent liabilities, valuation allowance for deferred tax assets, ROU asset impairment valuation of the preferred stock issuance and valuation of non-routine complex transactions, such as recognition of the Earn Out Liability, SPAC Warrants (each as defined below) and forward contracts, among others. These estimates are based on information available as of the date of the condensed consolidated financial statements; therefore, actual results could differ from those estimates.

Supplemental Cash Flow Information

The following table shows supplemental cash flow information (in thousands):

	Nine months ended September 30,
	2024	2023
Supplemental disclosures of cash flow information:
Cash paid for income taxes	$665	$746
Cash paid for interest	$2,054	$1,494
Supplemental disclosures of non-cash investing and financing activities
Accrued purchases of property and equipment	$34	$359
Operating ROU assets obtained in exchange for operating lease liabilities, net of adjustments(1)	$(108,583)	$199,808
Reconciliation of cash, cash equivalents, and restricted cash:
Cash and cash equivalents	$26,957	$166,045
Restricted cash	48,942	41,188
Cash, cash equivalents, and restricted cash at end of period	$75,899	$207,233

(1) Operating ROU assets declines and early lease termination gains are primarily related to the impact of lease terminations. We undertook an initiative in 2024 to renegotiate or exit certain properties where there exists unfavorable lease terms. These lease terminations primarily occurred during the first half of 2024.

Reclassifications

Certain prior period amounts have been reclassified on our unaudited condensed consolidated balance sheets to conform with our current period presentation.

Note 2. Recently Issued Accounting Standards

Recently Adopted Accounting Standards

The Company has not adopted any recent accounting pronouncements that are expected to have a material impact on its results of operations, financial position, or cash flows.

Recently Issued Accounting Standards Not Yet Adopted

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-07 Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. Among other new disclosure requirements, ASU 2023-07 requires companies to disclose significant segment expenses that are regularly provided to the chief operating decision maker. ASU 2023-07 will be effective for annual periods beginning on January 1, 2024 and interim periods beginning on January 1, 2025. ASU 2023-07 must be applied retrospectively to all prior periods presented in the financial statements. We have evaluated the disclosure impact of ASU 2023-07; the standard will not have a material impact on the Company’s consolidated financial statements.

In December 2023, the FASB issued ASU No. 2023-09 Income Taxes (Topic 740): Improvements to Income Tax Disclosures. ASU 2023-09 requires companies to disclose, on an annual basis, specific categories in the effective tax rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold. In addition, ASU 2023-09 requires companies to disclose additional information about income taxes paid. ASU 2023-09 will be effective for annual periods beginning January 1, 2025 and will be applied on a prospective basis with the option to apply the standard retrospectively. We are evaluating the disclosure impact of ASU 2023-09 and its impact on the Company’s consolidated financial statements.

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40). ASU 2024-03 requires companies to disclose additional information about specific expense categories in the notes to the financial statements. ASU 2024-03 will be effective for annual periods beginning January 1, 2026 and will be applied either prospectively to financial statements issued for reporting periods after the effective date of this update or retrospectively to any or all prior periods presented in the financial statements. Early adoption is permitted. We are evaluating the disclosure impact of ASU 2024-03 and its impact on the Company’s consolidated financial statements.

Note 3. Revenue

The Company generates revenues primarily by providing accommodations to its guests. Direct revenue is generated from stays booked through Sonder.com, the Sonder app, or directly through the Company’s sales personnel. Indirect revenue is generated from stays booked through third party online travel agencies (“OTAs”).

The following table sets forth the Company’s total revenues disaggregated between direct and indirect (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Direct revenue	$77,189	$73,569	$213,337	$209,503
Indirect revenue	84,925	87,327	246,857	228,299
Total revenue	$162,114	$160,896	$460,194	$437,802

No individual guest represented over 10% of revenues for the three and nine months ended September 30, 2024 and 2023.

Three OTAs represented approximately 19%, 17%, and 13% of revenues for the three months ended September 30, 2024.
Three OTAs represented approximately 24%, 14%, and 12% of revenues for the three months ended September 30, 2023. Three OTAs represented approximately 22%, 17%, and 11% of revenues for the nine months ended September 30, 2024. Three OTAs represented approximately 22%, 14%, and 12% of revenues for the nine months ended September 30, 2023.

No OTAs represented over 10% of the gross accounts receivable balance at September 30, 2024, and one OTA represented approximately 17% of the gross accounts receivable balance as of December 31, 2023.

Note 4. Balance Sheet Details

Other current assets

Other current assets consists of the following (in thousands):

	September 30, 2024	December 31, 2023
Non-income-related tax assets	$14,555	$10,030
Deposits due from landlords	805	844
Other current assets	167	471
Total other current assets	$15,527	$11,345

Other non-current assets

Other non-current assets consists of the following (in thousands):

	September 30, 2024	December 31, 2023
Long-term deposits due from landlords	$12,065	$12,667
Deferred tax assets	1,703	1,738
Debt issuance costs on undrawn credit facilities	363	518
Other non-current assets	305	227
Total non-current assets	$14,436	$15,150

Accrued liabilities

Accrued liabilities consists of the following (in thousands):

	September 30, 2024	December 31, 2023
Accrued legal expenses	$16,660	$15,219
Accrued compensation	3,660	4,395
Accrued direct costs(1)	3,591	3,754
Deferred FF&E allowances	2,039	2,459
Accrued other liabilities	13,147	12,672
Total accrued liabilities	$39,097	$38,499

(1) Direct costs include utilities, maintenance, insurance, cleaning, and other expenses related to the Company’s properties.

Other current liabilities

Other current liabilities consists of the following (in thousands):

	September 30, 2024	December 31, 2023
Forward contract liability	$125,173	$—
Preferred stock participation right	1,303	—
Other	113	127
Total other current liabilities	$126,589	$127

Note 5. Fair Value Measurement and Financial Instruments

Fair Value Hierarchy

Accounting standards require the Company to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

Level 1: Quoted prices in active markets. These are typically obtained from real-time quotes for transactions in active exchange markets involving identical assets and liabilities.

Level 2: Quoted prices for similar assets and liabilities in active markets. These are typically quoted prices for identical or similar instruments in markets that are not active, and model-derived valuations in which all significant inputs are observable in active markets.

Level 3: Unobservable inputs in which there is little or no market data that are significant to the fair value of the assets or liabilities.

A financial instrument’s classification within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement.

Forward Contract Liability

As part of the Securities Purchase Agreements, as described further in Note 7, Redeemable Preferred Stock, the transaction included a Liability-classified forward contract for commitments of investors to purchase, and commitments of the Company to sell, additional Series A Convertible Preferred Stock. This commitment ended upon the issuance of the Second Tranche of Series A Preferred Stock in November 2024, as discussed in Note 15, Subsequent Events. The Company recognized a change in fair value of the forward contract of $86.6 million as the remeasurement reflecting fluctuations in the underlying variables and assumptions from inception on August 13, 2024 through the quarter ended on September 30, 2024.

Preferred Stock Participation Right

As part of the Securities Purchase Agreements, as described further in Note 7, Redeemable Preferred Stock, the Company recognized a liability for this preferred stock participation right of $1.3 million within other current liabilities in the condensed consolidated balance sheets as of September 30, 2024. The Company recognized a change in fair value of the participation right of $12 thousand as the remeasurement reflecting fluctuations in the underlying variables and assumptions from inception on August 13, 2024 through the quarter ended on September 30, 2024.

SPAC Warrants

As part of GMII’s initial public offering, GMII issued 9,000,000 public warrants (the “Public Warrants”) and 5,500,000 private placement warrants (the “Private Placement Warrants”), of which, every 20 warrants are exercisable for one share of common stock at a price of $230.00 per share (collectively, the “SPAC Warrants”).

Management has determined that the SPAC Warrants issued in GMII’s initial public offering, which remained outstanding at the consummation of the Business Combination and became exercisable for shares of the Company’s common stock, are subject to accounting treatment as a liability. At the consummation of the Business Combination and at September 30, 2024, the Company used the Public Warrants stock price to value the Public Warrants.

At consummation of the Business Combination, the Company used a Monte Carlo simulation methodology to value the Private Placement Warrants using Level 3 inputs, as the Company did not have observable inputs for the valuation. At December 31, 2022, the Company used the Black-Scholes option-pricing model to estimate the fair value of the Private Placement Warrants using Level 3 inputs. During the three months ended March 31, 2022, the Private Placement Warrants were transferred by the original holders and, in accordance with the contractual terms of the Private Placement Warrants, became Public Warrants upon transfer. As such, at September 30, 2024, the Company used the Public Warrants stock price to value all SPAC Warrants.

At September 30, 2024, the SPAC Warrants were valued at $0.01 per warrant.

Refer to Note 9, Warrants and Stockholders’ Deficit, for additional information about the SPAC Warrants.

Earn Out Liability

In addition to the consideration paid at consummation of the Business Combination, certain investors may receive their pro rata share of up to an aggregate of 725,000 additional shares of the Company’s common stock as consideration upon the common stock achieving certain benchmark share prices, as set forth in the Merger Agreement (the “Earn Out”). Management has determined that the Earn Out is subject to accounting treatment as a liability (the “Earn Out Liability”).

At September 30, 2024, the Company used a Monte Carlo simulation methodology to value the Earn Out using Level 3 inputs. The key assumptions used in the Monte Carlo simulation are related to expected share-price volatility of 82.5%, expected term of 2.79 years, risk-free interest rate of 3.6%, and dividend yield of 0%. The expected volatility at September 30, 2024 was derived from the volatility of comparable public companies.

Delayed Draw Warrants

The fair value of the Delayed Draw Warrants (as defined in Note 6, Debt) was estimated by separating the Delayed Draw Notes (as defined in Note 6, Debt) into the debt and warrants components and assigning a fair value to each component. The value assigned to the debt component was the estimated fair value as of the issuance date of similar debt without the warrants. The value assigned to the Delayed Draw Warrants component was estimated using the Black-Scholes option-pricing model using Level 3 inputs and was considered to be non-recurring in nature, in accordance with ASC 820, Fair Value Measurement. The warrants component was recorded as a debt discount, which is amortized using the effective interest method over the period from the date of issuance through the maturity date. Upon consummation of the Business Combination, the fair value of the Delayed Draw Warrants was $5.6 million and was included in additional paid-in capital in the condensed consolidated balance sheet. The Delayed Draw Warrants were canceled in connection with the issuance of the June 10, 2024 Third Notes Amendment as described in Note 6, Debt.

Recurring Fair Value Measurements

At September 30, 2024, the Forward Contract Liability and the Preferred Stock Participation Right were included in other current liabilities in the condensed consolidated balance sheets. At September 30, 2024, the Earn Out Liability and Public Warrants liability were included in other non-current liabilities in the condensed consolidated balance sheets. The following table presents fair value information for liabilities measured at fair value on a recurring basis as of September 30, 2024 (in thousands):

	Level 1	Level 3	Total
Forward Contract Liability(1)	$—	$125,173	$125,173
Preferred Stock Participation Right(2)	—	1,303	1,303
Earn Out Liability	—	40	40
Public Warrants	297	—	297
Total liabilities measured at fair value	$297	$126,516	$126,813

(1) At inception, on August 13, 2024, the fair value of the Forward Contract Liability was $38.6 million.
(2) At inception, on August 13, 2024, the fair value of the Preferred Stock Participation Right was $1.3 million.

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

The following table represents changes in Level 3 liabilities measured at fair value on a recurring basis for the nine months ended September 30, 2024 (in thousands):

Level 3
Beginning balance, at January 1, 2024	$45
Transfers in to Level 3	39,894
Change in fair value of Forward Contract Liability	86,570
Change in fair value of Preferred Stock Participation Right	12
Change in fair value of Earn Out Liability	(5)
Ending balance, at September 30, 2024	$126,516

The following table presents changes in Level 3 liabilities measured at fair value on a recurring basis for the year ended December 31, 2023 (in thousands):

Level 3
Beginning balance, at January 1, 2023	$2,417
Change in fair value of Earn Out Liability	(2,372)
Ending balance, at December 31, 2023	$45

There were no transfers of financial instruments between valuation levels during the nine months ended September 30, 2024 and the year ended December 31, 2023.

Management estimates that the fair values of its cash equivalents, restricted cash, accounts receivable, prepaid expenses, other current assets, accounts payable, accrued liabilities, sales tax payable, deferred revenue, and other current liabilities, approximates their carrying values due to the relatively short maturity of the instruments. The carrying value of the Company’s long-term debt approximates its fair value because it bears interest at a market rate and all other terms are also reflective of current market terms.

These assumptions are inherently subjective and involve significant management judgment. Any change in fair value is recognized as a component of non-operating (income) expense, net, on the condensed consolidated statements of operations and comprehensive income (loss).

Note 6. Debt

Delayed Draw Notes Purchase Agreement

On December 10, 2021, the Company entered into a note and warrant purchase agreement (the “Delayed Draw Notes Purchase Agreement”) with certain private placement investors (the “Purchasers”) for the sale of delayed draw notes in an aggregate of $165.0 million (the “Delayed Draw Notes”) to be available to the Company following the consummation of the Business Combination. The Delayed Draw Notes Purchase Agreement also provided for the issuance of warrants to purchase an aggregate of 123,750 shares of the Company’s common stock, with an exercise price of $250.00 per share (the “Delayed Draw Warrants”).

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

On June 10, 2024, the Delayed Draw Notes Purchase Agreement was further amended to provide for (i) a permanent waiver of any non-compliance resulting from the NPA Waived Matters (as defined below), (ii) the limited forbearance of certain rights and remedies available under the transaction documents, (iii) the amendment of certain financial covenants, and (iv) additional commitments with an aggregate principal amount of $10.0 million. In addition, Purchasers also received detachable warrants (the “New Delayed Draw Warrants”) to purchase an aggregate of 475,264 shares of the Company’s common stock, each with an exercise price of $0.01 per share and an expiration date five years after the issuance date, and the previously issued Delayed Draw Warrants to the Purchasers were canceled. The Purchasers were also provided with customary registration rights for shares issuable upon exercise of the New Delayed Draw Warrants. Subsequently on June 10, 2024, the Company issued the $10.0 million of Delayed Draw Notes, together with the New Delayed Draw Warrants. In August 2024, all New Delayed Draw Warrants were exercised for cash. The Company used the proceeds from this issuance of Delayed Draw Notes and the exercise of the New Delayed Draw Warrants for general corporate purposes.

On July 12, 2024, the Delayed Draw Notes Purchase Agreement was further amended to provide for additional commitments with an aggregate principal amount of up to $6.0 million issuable at the Company’s election. Subsequently on July 12, 2024, the Company issued the $6.0 million of Delayed Draw Notes. The Company used the proceeds from this issuance for general corporate purposes.

On August 13, 2024, the Delayed Draw Notes Purchase Agreement was further amended to, among other things, (i) extend the maturity date of all outstanding Delayed Draw Notes to December 10, 2027, (ii) extend the Payment-in-Kind (“PIK”) interest payments through March 31, 2025, and at the option of the Purchasers, further extend the PIK interest payments through December 31, 2026, and (iii) provide for additional commitments with an aggregate principal amount of up to $4.0 million. Subsequently on August 13, 2024, the Company issued the $4.0 million of Delayed Draw Notes. The Company used the proceeds from this issuance for general corporate purposes.

On October 28, 2024, the Company entered into a limited waiver and consent agreement (the “NPA Waiver”) to the Delayed Draw Notes Purchase Agreement to provide for (i) a permanent waiver of any non-compliance resulting from (x) the Company entering into certain lease modification agreements to that certain Lease with respect to certain premises located in the building known as and located at 23-20 Jackson Avenue, Long Island City, New York 11101, as amended, and (y) the Company’s failure to deliver the audited financial statements for each of the Company’s fiscal years ending December 31, 2023 and December 31, 2024 without a “going concern” or like qualification (the “NPA Waived Matters”), and (ii) the Company’s commitment to, on the date that the Company files its Current Report on Form 8-K disclosing the voting results of the Company’s 2024 annual meeting of stockholders (the “2024 Annual Meeting”), (1) if the Share Increase Proposal (as defined in the NPA Waiver) is approved at the 2024 Annual Meeting, issue warrants to the Purchasers to purchase an aggregate of (A) 500,000 shares of the Company’s common stock, if the Company elects to issue warrants with an exercise price of $0.01 or (B) 625,000 shares of the Company’s common stock, if the Company elects to issue warrants with an exercise price of $1.00, or (2) if the Share Increase Proposal is not approved at the 2024 Annual Meeting, make a payment to the Purchasers in the aggregate amount of $3,000,000. As a result of the NPA Waiver, the debt balances associated with the Delayed Draw Notes have been reclassified from current portion of long-term debt to long-term debt, net as of September 30, 2024.

At September 30, 2024 and December 31, 2023, the effective interest rate of the Delayed Draw Notes was 17.3% and 17.4%, respectively.

Equipment Financing Agreement

On July 25, 2023, the Company entered into a master equipment financing agreement (the “EFA”), which is accounted for as debt under ASC 470. In accordance with the EFA, the Company received approximately $3.0 million in exchange for conveying an interest in certain furniture, fixtures, and equipment (the “FF&E”). The EFA contains customary terms and events of default and provides for 12 quarterly payments with an effective interest rate of approximately 12.8% at both September 30, 2024 and December 31, 2023, which includes a balloon payment at the end of the term. The EFA matures in July 2026. Upon maturity, all interest in the FF&E will revert back to the Company.

Long term debt, net consisted of the following (in thousands):

	September 30, 2024	December 31, 2023
Delayed Draw Notes Purchase Agreement, including capitalized PIK interest	$222,117	$180,199
EFA	1,750	2,500
Less: debt discount related to Delayed Draw Warrants, net of amortization	(4,617)	(3,908)
Less: unamortized deferred issuance costs	(8,399)	(8,581)
Total debt, net	$210,851	$170,210
Less: current portion of long-term debt	(1,000)	(168,710)
Total long-term debt, net	$209,851	$1,500

At September 30, 2024 the current portion of long-term debt consisted of $1.0 million in principal on the EFA. At December 31, 2023 the current portion of long-term debt consisted of $167.7 million in principal on the Delayed Draw Notes Purchase Agreement and $1.0 million in principal on the EFA.

2022 Loan and Security Agreement

In December 2022, the Company entered into a loan and security agreement with Silicon Valley Bank (“SVB”) (now, a division of First Citizens Bank & Trust Company) (the “2022 Loan and Security Agreement”) for a revolving line of credit in an aggregate principal balance of $60.0 million with a maturity date of December 21, 2025. The facility may be utilized for revolving loans or letter of credit issuances subject to the terms of the 2022 Loan and Security Agreement. As of September 30, 2024, all letters of credit under this facility are fully cash collateralized, and as a result, the Company may not draw against the facility. The 2022 Loan and Security Agreement includes: (i)(x) a letter of credit fee for each letter of credit equal to 1.5% per annum of the dollar equivalent of the face amount of each letter of credit issued and (y) a letter of credit fronting fee equal to 0.25% per annum of the dollar equivalent of the face amount of each letter of credit issued, and (ii) an unused revolving line fee equal to 0.25% per annum of the average unused portion of the revolving line of credit.

In April 2023, the Company further amended the 2022 Loan and Security Agreement. Among other things, the amendment (i) reduced the required cash holdings account balances in the Company’s operating accounts, securities accounts, and depository accounts at or through SVB or its affiliates, (ii) amended the minimum consolidated adjusted EBITDA financial covenant, and (iii) provided additional flexibility to the Company under certain of the negative covenants in the 2022 Loan and Security Agreement.

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

On October 28, 2024, the Company entered into another waiver agreement with SVB, pursuant to which SVB waived any Default or Event of Default (i) related to covenant non-compliance resulting from management’s conclusion that there is substantial doubt, which is not alleviated, about the Company’s ability to continue as a going concern for at least one year from the date of issuance of these financial statements, (ii) as a result of Borrower entering into and performing its obligations under the Lease Modification Agreement, and (iii) as a result of the NPA Waived Matters.

At September 30, 2024, and as of the date the condensed consolidated financial statements were issued, the Company is in compliance with all financial covenants related to the 2022 Loan and Security Agreement, as amended. Additionally, at September 30, 2024, there were no revolving borrowings outstanding under the 2022 Loan and Security Agreement.

Outstanding letters of credit at September 30, 2024 and December 31, 2023 were permitted under the 2022 Loan and Security Agreement and totaled $47.5 million and $37.6 million, respectively.

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

Restricted Cash

During the nine months ended September 30, 2024 and 2023, the Company entered into multiple cash collateral agreements in connection with the issuance of letters of credit and corporate credit card programs. At September 30, 2024 and December 31, 2023, the Company had $48.9 million and $40.7 million, respectively, of cash collateral which is reported as restricted cash on the condensed consolidated balance sheets.

Note 7. Redeemable Preferred Stock

On August 13, 2024, the Company entered into Securities Purchase Agreements (the “Securities Purchase Agreements”) with certain qualified institutional buyers or accredited investors (collectively, the “Purchasers”) (the “Private Placement”) of an aggregate of 43.3 million newly issued shares of Series A Convertible Preferred Stock, par value $0.0001 per share (the “Series A Preferred Stock”), in exchange for cash consideration in an aggregate amount of approximately $43.3 million. The sale of the Series A Preferred Stock pursuant to the Securities Purchase Agreements took place in two tranches. The first tranche, comprised of approximately 14.7 million shares of preferred stock for an aggregate purchase price of approximately $14.7 million, closed on August 13, 2024. The second tranche, comprised of approximately 28.6 million shares of preferred stock in total for an aggregate purchase price of approximately $28.6 million, closed in multiple closings in November 2024, following the satisfaction of certain closing conditions set forth in the Securities Purchase Agreements, including the filing of the Annual Report and the Company’s Quarterly Reports on Form 10-Q for the fiscal quarters ended March 31, 2024 and June 30, 2024 (collectively, the “SEC Documents”). Following receipt of Stockholder Approval (as defined below), all 43.3 million shares of the Series A Preferred Stock are convertible into shares of common stock.

The Company recognized a loss on preferred stock issuance of $58.2 million and was recorded for the three and nine months ended September 30, 2024, attributable to the Securities Purchase Agreements. The Company identified the following two freestanding financial instruments issued in connection with the transaction, a) Mezzanine equity-classified Series A Convertible Preferred Stock and b) Liability-classified forward contract for commitments of investors to purchase, and commitments of the Company to sell, additional Series A Convertible Preferred Stock. As of the transaction inception, these instruments had an aggregate fair value of $72.9 million and the Company received $14.7 million from the first tranche closing, resulting in the $58.2 million loss on preferred stock issuance. No similar loss was recognized during the nine months ended September 30, 2023, as no issuance of this nature occurred.

As part of the Securities Purchase Agreements, the transaction included a Liability-classified forward contract for commitments of investors to purchase, and commitments of the Company to sell, additional Series A Convertible Preferred Stock. This commitment ended upon the issuance of the Second Tranche of Series A Preferred Stock in November 2024, as discussed in Note 15, Subsequent Events. The Company recognized a change in fair value of the forward contract of $86.6 million as the remeasurement reflecting fluctuations in the underlying variables and assumptions from inception on August 13, 2024 through the quarter ended on September 30, 2024. No similar change in fair value of forward contract was recognized during the nine months ended September 30, 2023, as no issuance of this nature occurred.

The Securities Purchase Agreements required the Company to hold a special meeting of stockholders within 30 calendar days of the filing of the SEC Documents for the purpose of obtaining stockholder approval of proposals to issue shares of common stock to the Purchasers in connection with the conversion of the Series A Preferred Stock into common stock that would, absent such approval, violate Nasdaq Rules 5635(b), (c) and (d) (the “Stockholder Approval”). The Securities Purchase Agreements also require the Company to file a registration statement under the Securities Act within 30 calendar days of the filing of the Q2 Form 10-Q with respect to the resale of shares of common stock receivable upon conversion of the Series A Preferred Stock. At the Special Meeting of Stockholders held on September 30, 2024, the Company obtained the Stockholder Approval.

Francis Davidson, the Company’s Chief Executive Officer and Chairman of the Company’s Board of Directors (the “Board”), and Sanjay Banker, a member of the Board, are parties to Securities Purchase Agreements, with commitments of approximately $1,500,000, and $100,000, respectively, in the Private Placement.

The Securities Purchase Agreements grant the Purchasers the right to purchase up to 25% of any equity offering within the next five years (a “Subsequent Financing”). The Purchasers are entitled to participate on a pro-rata basis (determined by their proportionate participation in the Private Placement) at a purchase price equal to 75% of the purchase price of any other investor in such Subsequent Financing. The Company recognized a liability for this preferred stock participation right of $1.3 million within other current liabilities in the condensed consolidated balance sheets as of September 30, 2024. The Company recognized a change in fair value of the participation right of $12 thousand as the remeasurement reflecting fluctuations in the underlying variables and assumptions from inception on August 13, 2024 through the quarter ended on September 30, 2024.

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

Holders of the Series A Preferred Stock are entitled to receive, when, as and if declared by the Board, cumulative dividends in cash (subject to certain conditions), at a rate of (a) fifteen percent (15.00%) from August 13, 2024 through August 13, 2025, (b) ten percent (10.00%) from August 14, 2025 through August 13, 2027, and (c) five percent (5.00%) from August 14, 2027 through August 13, 2028 on the sum of (i) the liquidation preference per share of Series A Preferred Stock and (ii) all accumulated and unpaid dividends (if any), payable quarterly, in arrears. Dividends accumulate on a daily basis from the most recent date as to which dividends have been paid, or, if no dividends have been paid, from the date of issuance of such shares of Series A Preferred Stock (whether or not (i) any of the Company’s agreements prohibit the current payment of dividends, (ii) there shall be earnings or funds of the Company legally available for the payment of such dividends, or (iii) the Company declares the payment of dividends), until the earlier of: (x) the date that the Company publicly reports that it has realized at least $87 million of FCF (representing cash used in operating activities plus cash used in investing activities) over a twelve month period; or (y) August 13, 2028.

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

In the event of a Fundamental Change (as defined in the Certificate of Designation), any holder of Series A Preferred Stock may require the Company to redeem all or any portion of its Series A Preferred Stock at a price per share equal to the greater of (i) the liquidation preference, plus an amount equal to all accumulated and unpaid dividends on such shares (including dividends accrued and unpaid on previously unpaid dividends), or (ii) the amount that such holder would have received in the Fundamental Change on an as-converted basis.

Following the Company obtaining the Stockholder Approval, holders of the Series A Preferred Stock are entitled to vote on an as-converted-to-common-stock basis as provided in the Certificate of Designation, are entitled to 0.7 vote for each share of Series A Preferred Stock they hold, and powers of the holders of the common stock, and are entitled to vote together with the common stock with respect to any question upon which holders of common stock have the right to vote. In addition, approval of holders of 70% of the shares of Series A Preferred Stock is required to among other things (i) alter or change the terms of the Series A Preferred Stock or of any other capital stock of the Company so as to affect adversely the Series A Preferred Stock, (ii) create, authorize the creation of, or issue any Senior Securities or Parity Securities (as such terms are defined in the Certificate of Designation) to the Series A Preferred Stock as to dividend, redemption or distribution of assets upon a Fundamental Change, (iii) increase or decrease the authorized number of shares of Series A Preferred Stock, (iv) other than in connection with the Stockholder Approval, prior to July 1, 2025 increase the number of authorized shares of common stock, (v) issue more than a number of shares of common stock set forth in the Certificate of Designation prior to July 1, 2025, or (vi) issue any Series A Preferred Stock except pursuant to the terms of the Securities Purchase Agreements.

Note 8. Leases

The Company leases buildings or portions of buildings for guest usage and warehouses to store furniture under noncancellable operating lease agreements, which expire through 2049. The Company is required to pay property taxes, insurance, and maintenance costs for certain of these facilities.

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

Components of lease expense are as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Operating lease cost	$69,410	$82,085	$223,790	$230,701
Short-term lease cost	196	343	234	764
Variable lease cost	3,383	2,019	5,824	8,838
Total operating lease cost	$72,989	$84,447	$229,848	$240,303

Supplemental information related to operating leases is as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Cash payments for operating leases	$70,709	$68,343	$229,689	$204,602
Operating ROU assets obtained in exchange for operating lease liabilities, net of adjustments(1)	$29,228	$87,045	$(108,583)	$199,808
Early lease terminations gains(1)	$555	$139	$95,579	$8,576
(1) Operating ROU assets declines and early lease termination gains are primarily related to the impact of lease terminations. We undertook an initiative in 2024 to renegotiate or exit certain properties where there exists unfavorable lease terms. These lease terminations primarily occurred during the first half of 2024.

At September 30, 2024 and December 31, 2023, the weighted-average remaining lease term was 7.0 years and 7.4 years, respectively, and the weighted-average discount rate used to determine the net present value of the lease liabilities was 9.4% and 9.5%, respectively.

At September 30, 2024, remaining maturities for operating lease liabilities are as follows (in thousands):

September 30, 2024
Remaining 2024	$65,526
2025	279,574
2026	271,148
2027	240,948
2028	211,054
Thereafter	635,764
Gross lease payments	$1,704,014
Less: imputed interest	(463,044)
Total operating lease liabilities, net	$1,240,970

Operating lease obligations primarily represent the initial contracted term for leases that have commenced as of September 30, 2024, not including any future optional renewal periods. In addition, as of September 30, 2024, we have entered into leases that have not yet commenced with future lease payments totaling $760.0 million, excluding purchase options, that are not yet recorded on the condensed consolidated balance sheets and are not reflected in the figure above. These leases will commence between 2024 and 2029 with lease terms of three to 20 years.
Note 9. Warrants and Stockholders’ Deficit

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

Common Stock Warrants

Former Series C and D Preferred Stock Warrants: In connection with the Business Combination, the Company had outstanding warrants to purchase 21,281 shares of common stock as of September 30, 2024 and December 31, 2023.

Delayed Draw Issuance: On June 10, 2024, in connection with the amendment to the Delayed Draw Notes Purchase Agreement, the Purchasers also received New Delayed Draw Warrants to purchase an aggregate of 475,264 shares of the Company’s common stock, each with an exercise price of $0.01 per share and an expiration date five years after the issuance date. The Purchasers were also provided with customary registration rights for the shares issuable upon exercise of the Warrants.

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

SPAC Warrants: The SPAC Warrants are accounted for as liabilities, as there are certain terms and features of the warrants that do not qualify for equity classification in accordance with ASC 815-40. The fair value of the SPAC Warrants at September 30, 2024 and December 31, 2023 was a liability of $0.2 million and $0.3 million, respectively, which were recorded in other non-current liabilities in the consolidated balance sheet. The change in fair value of $0.1 million for the nine months ended September 30, 2024 is reflected as non-operating income in the condensed consolidated statements of operations and comprehensive (loss) income.

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

The Company had the following authorized and outstanding Post-Combination Exchangeable Common Stock (in thousands, except per share amounts):

	September 30, 2024	December 31, 2023
Shares authorized	2,000,000	2,000,000
Shares issued and outstanding	551,072	712,982
Issuance price per share	$30.80	$30.80
Net carrying value	$16,973	$21,960
Aggregate liquidation preference	$16,973	$21,960

The net carrying value of the Post-Combination Exchangeable Shares is included in additional paid-in capital in the condensed consolidated balance sheets.

Common and Preferred Stock

On September 20, 2023, the Company effected a 1-for-20 reverse stock split of the outstanding shares of the Company’s common stock (including special voting common stock) (the “Reverse Stock Split”). The Company’s amended and restated certificate of incorporation (the “Certificate of Incorporation”) following the Business Combination and the Reverse Stock Split authorizes the issuance of 272,000,000 shares, consisting of: (a) 22,000,000 shares of general common stock, including: (i) 20,000,000 shares of common stock, and (ii) 2,000,000 shares of Special Voting Common Stock, and (b) 250,000,000 shares of preferred stock, par value $0.0001 per share.

The Company had reserved the following shares of common stock for future issuance:

	September 30, 2024	December 31, 2023
Post-Combination Exchangeable Common Shares	551,072	712,982
Outstanding stock options	2,326,849	2,685,922
Outstanding restricted stock units (“RSUs”)	243,370	359,175
Outstanding market stock units (“MSUs”)	531,996	567,500
Outstanding Public Warrants liability	724,997	724,997
Shares issuable pursuant to Earn Out Liability	725,000	725,000
Outstanding Delayed Draw Notes warrants liability	—	123,750
Outstanding former Series C and D preferred stock warrants liability	21,281	21,281
Shares available for grant under the Employee Stock Purchase Plan	463,930	353,024
Shares available for grant under the 2021 Equity Incentive Plan	1,548,488	569,715
Shares available for grant under the 2023 Inducement Equity Incentive Plan	166,524	141,800
Total common stock reserved for future issuance	7,303,507	6,985,146

Note 10. Equity Incentive Plans and Stock-Based Compensation

Stock-based Compensation Expense

Total stock-based compensation expense is as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Operations and support	$295	$1,307	$1,924	$6,282
General and administrative	1,090	3,289	3,640	14,572
Research and development	192	475	719	2,824
Sales and marketing	37	(147)	119	304
Total stock-based compensation expense	$1,614	$4,924	$6,402	$23,982

Stock Options: The Company measures stock-based compensation expense for stock options at the grant date fair value of the award and recognizes the expense on a straight-line basis over the requisite service period, which is generally the vesting period. The fair value of stock options is estimated using the Black-Scholes option-pricing model. During the three and nine months ended September 30, 2024, the Company recorded stock-based compensation expense from stock options of approximately $0.5 million and $2.0 million, respectively. During the three and nine months ended September 30, 2023, the Company recorded stock-based compensation expense from stock options of approximately $2.8 million and $17.2 million, respectively.

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

The following table summarizes the key assumptions used to determine the fair value of the Company’s stock options granted to employees, non-employees, officers, and directors:

	Three months ended September 30,		Nine months ended September 30,
	2024*	2023	2024*	2023
Expected term (in years)	n/a	6.15 - 6.16	n/a	6.15 - 6.22
Expected volatility	n/a	51.2%	n/a	50.4% - 51.2%
Dividend yield	n/a	—%	n/a	—%
Risk-free interest rate	n/a	4.39% - 4.40%	n/a	3.50% - 4.40%
Weighted-average grant-date fair value per share	n/a	$4.00 - $5.41	n/a	$4.00 - $13.89
*n/a - The Company did not have any grant activity in the three and nine months ended September 30, 2024

Performance and Market-Based Equity Awards

The Company maintains certain performance and market-based equity awards. Refer to Note 11, Equity Incentive Plans and Stock-Based Compensation, of the Annual Report for details of the awards. From the awards, the Company recognized $0.2 million and $0.8 million for the three and nine months ended September 30, 2024, respectively, and $0.5 million and $1.5 million for the three and nine months ended September 30, 2023, respectively.

RSUs

The fair value of the Company’s RSUs is expensed ratably over the vesting period. The Company’s RSUs generally vest over four years, with a cliff equal to one-fourth of the award after the first year, and then quarterly thereafter over the remaining service period. For the three and nine months ended September 30, 2024, the Company recorded stock-based compensation expense from RSUs of approximately $0.9 million and $3.1 million, respectively. For the three and nine months ended September 30, 2023, the Company recorded stock-based compensation expense from RSUs of approximately $1.4 million and $4.7 million, respectively.

MSUs

In May 2022, the Company issued MSUs to certain key executives in accordance with the Company’s 2021 Management Equity Incentive Plan. One-sixth of the MSUs vest upon (including prior to but contingent on) the occurrence of each of six distinct triggering events, including if certain share price targets are met, within the five-year period ending July 17, 2027.

The Company determined the grant-date fair value of the MSUs using a Monte Carlo simulation. The Company recognizes stock-based compensation for the MSUs over the requisite service period, which is approximately four years, using the accelerated attribution method. During the three and nine months ended September 30, 2024, the Company did not grant any MSUs. During the three and nine months ended September 30, 2024, the Company recognized approximately $0.1 million and $0.5 million, respectively, in stock-based compensation expense from MSUs. For the three and nine months ended September 30, 2023, the Company recognized approximately $0.2 million and $0.6 million, respectively, in stock-based compensation expense from MSUs.

Note 11. Net Income (Loss) per Common Share

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

The following tables set forth the computation of basic and diluted net income (loss) per share (in thousands, except number of shares and per share information):

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Numerator:
Net loss	$(179,391)	$(57,630)	$(197,131)	$(183,679)
Less: Accretion to redeemable value of preferred stock	25,891	—	25,891	—
Net loss attributable to common stockholders	$(205,282)	$(57,630)	$(223,022)	$(183,679)

Denominator:
Weighted average basic and diluted common shares outstanding	11,521,492	10,960,030	11,235,725	10,908,011
Net loss per common share:
Basic and diluted	$(17.82)	$(5.26)	$(19.85)	$(16.84)

The following potential common shares outstanding were excluded from the computation of diluted net loss per share because including them would have been anti-dilutive:

	September 30,
	2024	2023
Options to purchase common stock	2,326,849	2,611,093
Common stock subject to repurchase or forfeiture	75,134	76,157
Outstanding RSUs	243,370	580,999
Outstanding MSUs	531,996	377,825
Exchangeable shares	551,072	963,043
Total common stock equivalents	3,728,421	4,609,117

Note 12. Commitments and Contingencies

Operating leases

See Note 8, Leases, for commitments related to our operating leases.

Surety Bonds

A portion of the Company’s leases are supported by surety bonds provided by affiliates of certain insurance companies. At September 30, 2024, the Company had commitments from six surety providers in the amount of $39.2 million, of which $16.6 million was outstanding. The availability, terms and conditions, and pricing of bonding capacity are dependent on, among other things, continued financial strength and stability of the insurance company affiliates providing the bonding capacity, general availability of such capacity, and the Company’s corporate credit rating.

Legal and Regulatory Matters

The Company has been and expects to continue to become involved in litigation or other legal proceedings from time to time, including the matters described below. The Company routinely reviews the status of each significant matter and assesses its potential financial exposure. Due to the unpredictable nature and inherent uncertainties involved, litigation and other legal proceedings can have an adverse impact on the Company because of defense and settlement costs, diversion of management resources, possible restrictions on the business as a result of settlement or adverse outcomes, and other factors.

The Company establishes an accrued liability for loss contingencies related to legal matters when a loss is both probable and reasonably estimable. These accruals represent management’s best estimate of probable losses. The Company recorded an estimated accrual of $18.9 million and $17.3 million in the condensed consolidated balance sheets as of September 30, 2024 and December 31, 2023, respectively. Management’s views and estimates related to these matters may change in the future, as new events and circumstances arise and the matters continue to develop. Until the final resolution of legal matters, there may be an exposure to losses in excess of the amounts accrued. With respect to outstanding legal matters and based on management’s current knowledge, we do not believe that the amount or range of reasonably possible losses will, either individually or in the aggregate, have a material adverse effect on the Company’s business, results of operations, financial condition, and cash flows.

New York City Litigation

In February 2020, the Company was informed about an investigation underway by the New York City Department of Health and Mental Hygiene relating to possible Legionella bacteria contamination in the water supply at the Company’s property located at 20 Broad Street, New York, NY (the “Broad Street Property”). Due to the failure of the owner of the Broad Street Property (the “Broad Street Landlord”) to address the Legionella bacteria contamination and the associated health risks posed to guests, the Company withheld payment of rent to the Broad Street Landlord on grounds of, among other reasons, constructive eviction. On July 30, 2020, the Broad Street Landlord sued Sonder USA Inc., Sonder Canada Inc., and Sonder Holdings Inc. (the “Sonder Parties”) for breach of the lease, seeking no less than $3.9 million in damages. The Sonder Parties filed counterclaims against the Broad Street Landlord and the property management company for breach of contract, seeking significant damages. The Broad Street Landlord filed a motion for summary judgment. The hearing and oral argument for the summary judgment motion occurred on December 21, 2021. On October 13, 2023, the court issued an order granting the summary judgment motion with respect to liability for the claim for breach of guaranty against Sonder Canada Inc., the claim for breach of contract against Sonder USA Inc., and reasonable attorney’s fees; dismissing the Sonder Parties’ counterclaims; and ordering a trial for the amount of damages. On November 13, 2023, the Sonder Parties filed a notice of appeal of the October 13, 2023 court order on liability. On May 9, 2024, the appellate court affirmed the trial court’s order as to liability, but directed the trial court to allow the Sonder Parties the right to conduct discovery concerning the amount of the Broad Street Landlord’s alleged damages. Discovery has commenced in the trial court regarding the Broad Street Landlord’s alleged damages. A trial date to determine damages has not yet been set. On June 12, 2024, the Sonder Parties filed a motion in the appellate court seeking leave to reargue aspects of the appellate court’s order, or alternatively, for leave to appeal the order. On September 26, 2024, the appellate court granted the Sonder Parties’ motion to reargue and issued an order reversing the portion of the trial court’s decision dismissing the Sonder Parties’ breach of contract claim related to the Broad Street Landlord’s failure to maintain the plumbing systems in good repair for the period prior to when the Sonder Parties began withholding payment of rent. On October 21, 2024, the Broad Street Landlord filed a motion seeking leave to amend its complaint in order to assert $37 million in damages. Oral argument on that motion is scheduled to occur in the trial court on March 5, 2025, and discovery is stayed pending the court’s determination of the motion.

Sonder Stockholder Litigation

On April 11, 2024, a putative securities class action lawsuit titled Duffaydar v. Sonder Holdings Inc., et al., Case No. 24-cv-2952 was filed in the U.S. District Court for the Central District of California naming the Company and certain of its current and former officers and directors as defendants. A lead plaintiff and lead counsel were appointed, and an amended complaint was filed on December 23, 2024. The amended complaint purports to bring suit on behalf of stockholders who purchased or otherwise acquired the Company’s securities between March 16, 2023 and March 15, 2024, and alleges that the defendants made false and misleading statements about the Company’s financial results and condition, including the Company’s valuation of operating lease right of use assets, in violation of Sections 10(b) and 20(a) of the Exchange Act. The amended complaint seeks unspecified compensatory damages, fees and costs. The Company cannot reasonably estimate the amount of any possible financial loss that could result from this matter. The Company believes the plaintiffs’ allegations are without merit and intends to defend the action vigorously.

On January 28, 2025, a putative stockholder derivative lawsuit titled Versen v. Davidson, et al., Case No. 25-cv-761 was filed in the U.S. District Court for the Central District of California naming certain of the Company’s current and former officers and directors as defendants and naming the Company as a nominal defendant. The derivative complaint is based on allegations similar to those in the Duffaydar class action and purports to assert claims against the individual defendants for making false and misleading statements about the Company’s financial results and condition in violation of Section 14(a) of the Exchange Act and for breach of their fiduciary duties, unjust enrichment, abuse of control, gross mismanagement, waste of corporate assets and contribution under Sections 10(b) and 21D of the Exchange Act. The plaintiff seeks corporate reforms, unspecified damages and restitution, and fees and costs. The Company cannot reasonably estimate the amount of any possible financial loss that could result from this matter.

GMII Litigation

On December 23, 2024, a putative stockholder of GMII filed a purported class action lawsuit titled Porter v. Metropoulos, et al., Case No. 2024-1336 in the Court of Chancery of the State of Delaware against Gores Metropoulos Sponsor II, the directors and officers of GMII, and two of the Company’s officers. The complaint purports to assert claims for breach of fiduciary duty, aiding and abetting breach of fiduciary duty and unjust enrichment in connection with the merger between GMII and Legacy Sonder and seeks unspecified damages and disgorgement. The Company cannot reasonably estimate the amount of any possible financial loss that could result from this matter.

Lawsuit Settlements

On July 24, 2024, the Company favorably settled two lawsuits related to certain property leases for a total of $7.5 million payable in three tranches. The Company received the first tranche of $2.5 million in July 2024, the second tranche of $2.3 million in November 2024, and the third tranche of $2.7 million in January 2025. The Company recognized the settlement income when it was realized and earned accordingly in the periods of payment receipt.

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

In June 2019, His Majesty’s Revenue and Customs (“HMRC”) issued notices of determination and decisions that stated that, for the period October 2017 to April 2018, Sonder Europe Limited (“Sonder Europe”) incorrectly accounted for value added taxes (“VAT”) under the Tour Operators’ Margin Scheme (“TOMS”) for Sonder Europe’s leasing of residential apartments in the United Kingdom on long-term contracts and the subsequent short-term rental to travelers. In January 2023, Sonder Europe appealed to the First-Tier Tribunal Tax Chamber (the “FTT”) against HMRC’s notices. On July 5, 2023, the FTT delivered a ruling holding that supplies of accommodation made by Sonder Europe fell within the scope of the TOMS under the relevant VAT regulations. HMRC appealed the FTT’s ruling and on December 3, 2024, the appeal was heard in the Upper Tribunal. On January 14, 2025, the Upper Tribunal ruled that the FTT’s decision was wrong, and Sonder Europe was required to account for VAT on the full value of its supplies to travelers, rather than on the margin between the cost to Sonder Europe and the amount paid by travelers. The Company intends to appeal this decision.

The Company recorded estimated accruals of $14.6 million and $6.8 million, respectively in the taxes payable line item of the condensed consolidated balance sheets as of September 30, 2024 and December 31, 2023, respectively, for such matters.

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

Indemnifications

The Company has entered into indemnification agreements with all of its directors and executive officers. The indemnification agreements and the Company’s Amended and Restated Bylaws (the “Bylaws”) require the Company to indemnify these individuals to the fullest extent not prohibited by Delaware law. Subject to certain limitations, the indemnification agreements and Bylaws also require the Company to advance expenses incurred. In addition, the Company entered into indemnification agreements with directors and officers of GMII in connection with the consummation of the Business Combination. These indemnification agreements provide these directors and officers with contractual rights to indemnification and advancement of certain expenses arising out of their service as directors and officers of GMII. The Company may be required to provide indemnification under the indemnification agreements or the Bylaws in relation to the legal proceedings described above in Note 12, Commitments and Contingencies. There are no claims that management is aware of that could have a material adverse effect on the Company’s business, results of operations, financial condition and cash flows.

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

Note 13. Income Taxes

The provision for income taxes for the three months ended September 30, 2024 was a benefit of $0.2 million and was $0.1 million for the three months ended September 30, 2023. The provision for income taxes for the nine months ended September 30, 2024 and 2023 was $0.6 million and $0.1 million, respectively. The difference between the Company’s effective tax rate and the U.S. statutory rate of 21.0% for both periods was primarily due to a full valuation allowance related to the Company’s net deferred tax assets.

Note 14. Restructuring Activities

On March 1, 2023, the Company announced a reduction in force plan affecting approximately 14.0% of the corporate workforce. As part of this restructuring, the Company incurred $2.1 million in one-time restructuring costs for the year ended December 31, 2023, all of which had been paid out as of December 31, 2023.

On February 20, 2024, the Company announced an additional reduction in force plan affecting 17% of the corporate workforce. The Company substantially completed these efforts during the first quarter of 2024. Total costs and cash expenditures were approximately $3 million in one-time restructuring costs, primarily related to employee severance and benefits costs, and were recognized and substantially paid in the first quarter of 2024.

These restructuring costs are included in restructuring and other charges in the condensed consolidated statements of operations and comprehensive income (loss).

Note 15. Subsequent Events

Amendments to Articles of Incorporation

On October 1, 2024, following the approval of the stockholders at a special meeting of stockholders on September 30, 2024, the Company filed a certificate of amendment to the Certificate of Incorporation with the Secretary of State of the State of Delaware to effect an increase in the number of authorized shares of common stock of the Company, par value $0.0001 per share, effective as of 4:01 p.m., Eastern Time, on October 1, 2024. As of the effective time, the Company’s total number of authorized shares of all classes of capital stock increased from 272,000,000 to 401,809,144. The number of authorized shares of common stock increased from 20,000,000 shares to 149,809,144 shares. The number of authorized shares of special voting common stock remained unchanged, with 2,000,000 shares authorized. The number of authorized shares of preferred stock remained unchanged with 250,000,000 shares authorized. On December 23, 2024, following the approval at the 2024 Annual Meeting, the Company filed a certificate of amendment to the Certificate of Incorporation, as amended, with the Secretary of State of the State of Delaware to effect an increase in the number of authorized shares of capital stock of the Company, effective as of 4:01 p.m. Eastern Time on December 23, 2024. As of the effective time, the Company’s total number of authorized shares of all classes of capital stock increased from 401,809,144 to 409,309,144. The number of authorized shares of common stock increased from 149,809,144 shares to 157,309,144 shares. The number of authorized shares of special voting common stock remained unchanged, with 2,000,000 shares authorized. The number of authorized shares of preferred stock remained unchanged with 250,000,000 shares authorized.

Limited Waiver and Consent Agreement to Note and Warrant Purchase Agreement

On October 28, 2024, the Company entered into the NPA Waiver to provide for (a) a permanent waiver of any non-compliance resulting from the NPA Waived Matters and (b) the Company’s commitment to, on the date that the Company files its Current Report on Form 8-K disclosing the voting results of the 2024 Annual Meeting, (1) if the Share Increase Proposal is approved at the 2024 Annual Meeting, issue warrants to the Purchasers to purchase an aggregate of (A) 500,000 shares of the Company’s common stock, if the Company elects to issue warrants with an exercise price of $0.01 or (B) 625,000 shares of the Company’s common stock, if the Company elects to issue warrants with an exercise price of $1.00, or (2) if the Share Increase Proposal is not approved at the 2024 Annual Meeting, make a payment to the Purchasers in the aggregate amount of $3.0 million. On December 31, 2024, the Company issued warrants to the Purchasers to purchase an aggregate of 500,000 shares of the Company’s common stock, each with an exercise of $0.01.

2022 Loan and Security Agreement Waiver

On October 28, 2024, the Company entered into another waiver agreement with SVB, pursuant to which SVB waived any Default or Event of Default (i) related to covenant non-compliance resulting from management’s conclusion that there is substantial doubt, which is not alleviated, about the Company’s ability to continue as a going concern for at least one year from the date of issuance of these financial statements, (ii) as a result of Borrower entering into and performing its obligations under the Lease Modification Agreement, and (iii) as a result of the NPA Waived Matters.

SVB and its affiliates have engaged in, and may in the future engage in, banking and other commercial dealings in the ordinary course of business with Borrowers or their affiliates. They have received, or may in the future receive, customary fees and commissions for these transactions.

Series A Preferred Stock Issuance

In multiple closings in November 2024, we completed the issuance and sale of approximately 28.6 million shares (the “Second Tranche”) of Series A Preferred Stock for cash consideration of approximately $28.6 million, in a private placement pursuant to those certain securities purchase agreements with certain qualified institutional buyers or accredited investors that was previously announced. Including the Second Tranche, the Company has issued an aggregate of approximately 43.3 million shares of Series A Preferred Stock for aggregate cash consideration of approximately $43.3 million in the private placement.

Notice of Delisting

On October 1, 2024, the Company received a letter (the “Staff Determination Letter”) from the Staff of the Listing Qualifications Department (“Staff”) of The Nasdaq Stock Market LLC (“Nasdaq”) notifying the Company that it had filed the Annual Report with the SEC, but that the Company had not filed its Quarterly Report on Form 10-Q for the quarters ended June 30, 2024 (the “Q2 2024 Form 10-Q”) and March 31, 2024 (the “Q1 2024 Form 10-Q,” and collectively, the “Delinquent Filings”) by September 30, 2024, the deadline by which the Company was to file its Delinquent Filings in order to regain compliance with Nasdaq Listing Rule 5250(c)(1) (the “Rule”). The Staff Determination Letter stated that the Staff had determined that the Company’s common stock and warrants would be suspended from The Nasdaq Global Select Market at the opening of business on October 10, 2024, and a Form 25-NSE would be filed with the SEC, which would remove the Company’s securities from listing and registration on The Nasdaq Stock Market. The Staff Determination Letter further noted that the Company may appeal the Staff’s determination to a Hearings Panel (the “Hearings Panel”), pursuant to the procedures set forth in the Nasdaq Listing Rule 5800 Series.

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

On November 4, 2024, the Company filed the Delinquent Filings with the SEC. On November 6, 2024, the Company received a letter (the “Compliance Letter”) from the Staff notifying the Company that it was then in compliance with the Rule and that, as a result, the Hearings Panel had canceled the hearing. The Compliance Letter also stated that the Company would be subject to a Mandatory Panel Monitor for a period of one year from November 6, 2024.

On November 20, 2024, the Company received a notice (the “Notice”) from Nasdaq notifying the Company that, because the Company was delinquent in filing its Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2024 (the “Q3 Form 10-Q”), the Company no longer complied with the Rule, which requires companies with securities listed on Nasdaq to timely file all required periodic reports with the SEC. The Notice had no immediate effect on the listing or trading of the Company’s common stock or publicly traded warrants on the Nasdaq Global Select Market.

In accordance with Nasdaq’s listing rules, the Company had 60 calendar days after the Notice to submit a plan of compliance (the “Plan”) to Nasdaq demonstrating the Company’s ability to regain compliance with the Rule and sustain long-term compliance with Nasdaq’s listing rules, and Nasdaq has the discretion to grant the Company up to 180 calendar days from the due date of the Q3 Form 10-Q, or May 19, 2025, to regain compliance. The filing of this Q3 Form 10-Q cures the filing deficiency. The Company submitted a Plan to Nasdaq in January 2025.

Amendment to the Company’s 2021 Equity Incentive Plan

At the 2024 annual meeting of stockholders, the Company’s stockholders approved the first amendment to the Company’s 2021 Equity Incentive Plan, which increased the number of shares of common stock available for the issuance of awards under such plan to 9,957,029 shares of common stock, subject to automatic annual share increases as set forth in such plan.

Tax Matters

In June 2019, His Majesty’s Revenue and Customs (“HMRC”) issued notices of determination and decisions that stated that, for the period October 2017 to April 2018, Sonder Europe Limited (“Sonder Europe”) incorrectly accounted for value added taxes (“VAT”) under the Tour Operators’ Margin Scheme (“TOMS”) for Sonder Europe’s leasing of residential apartments in the United Kingdom on long-term contracts and the subsequent short-term rental to travelers. In January 2023, Sonder Europe appealed to the First-Tier Tribunal Tax Chamber (the “FTT”) against HMRC’s notices. On July 5, 2023, the FTT delivered a ruling holding that supplies of accommodation made by Sonder Europe fell within the scope of the TOMS under the relevant VAT regulations. HMRC appealed the FTT’s ruling and on December 3, 2024, the appeal was heard in the Upper Tribunal. On January 14, 2025, the Upper Tribunal ruled that the FTT’s decision was wrong, and Sonder Europe was required to account for VAT on the full value of its supplies to travelers, rather than on the margin between the cost to Sonder Europe and the amount paid by travelers. The Company intends to appeal this decision.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the financial condition and results of operations of Sonder Holdings Inc. (“Sonder,” “Company,” “we,” “us” or “our”) should be read together with Sonder’s condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and related notes thereto included in the Annual Report. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties. Sonder’s actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under the section entitled “Risk Factors” herein or in the Annual Report and our subsequent SEC filings. Sonder’s historical results are not necessarily indicative of the results that may be expected for any period in the future. Except as otherwise noted, all references to 2023 refer to the year ended December 31, 2023.

Overview

We are a leading global brand of premium, design-forward apartments and intimate boutique hotels serving the modern traveler. Launched in 2014, Sonder offers inspiring, thoughtfully designed accommodations and innovative, tech-enabled service combined into one seamless experience. Sonder properties are found in prime locations in over 40 markets, spanning ten countries and three continents. The Sonder app gives guests full control over their stay. Complete with self-service features, simple check-in and 24/7 on-the-ground support, amenities and services at Sonder are just a tap away, making a world of better stays open to all. In summer 2024, the company announced a strategic licensing agreement with Marriott. As of September 30, 2024, we had approximately 10,100 units available for guests to book at over 200 properties in 44 cities in 10 countries.

The Company’s Business Model
We lease properties that meet our standards and furnish and decorate them to provide a design-led, technology-enabled experience, and then make them available for guests to book directly (through the Sonder app, our website, or our sales personnel) or through indirect channels (such as Airbnb, Expedia, and Booking.com). Additionally, we operate boutique hotels designated as Powered by Sonder properties, each with its own unique design elements and features, and which are available for guests to book in the same manner as our other properties. We manage our properties using proprietary and third-party technologies and deliver services to guests via the Sonder app and 24/7 on-the-ground support. Incorporating technology into all aspects of the business, we offer consistent quality at a compelling value to our guests.

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

Recent Developments
Portfolio Optimization - In November 2023, we implemented a portfolio optimization program to mitigate losses related to certain underperforming properties and to assess the Company’s portfolio of rents relative to current operations and existing market rents. As described in the Company’s Current Report on Form 8-K filed with the SEC on June 11, 2024, as of June 10, 2024, we had signed agreements to exit or reduce rent for approximately 105 buildings, or 4,300 units. Of the approximately 80 buildings, or 3,200 units, with finalized exit agreements, we had exited approximately 70 buildings, or 2,800 units, as of September 30, 2024. We expect to exit the remaining buildings throughout the remainder of 2024 and 2025. As of September 30, 2024, we had approximately 10,100 Live Units and 1,100 Contracted Units, and we leased and operated properties in 44 cities and 10 countries.

Notes and Warrants - On June 11, 2024 and July 15, 2024, we announced that we had issued $10.0 million and $6.0 million, respectively, of Delayed Draw Notes, and issued New Delayed Draw Warrants to purchase 475,264 shares of common stock to the Purchasers, pursuant to amendments to the Delayed Draw Note Purchase Agreement. The Delayed Draw Warrants to purchase 123,750 shares of our common stock that were originally issued to the Purchasers were canceled in connection with such amendments. In August 2024, all of the New Delayed Draw Warrants were exercised for cash.

Marriott License Agreement - On August 13, 2024, we entered into the Marriott Agreement, whereby our portfolio of properties is expected to join the Marriott system under a newly-created collection called “Sonder by Marriott Bonvoy.” Under the Marriott Agreement, our properties will become available for booking on Marriott’s digital platforms, including Marriott.com and the Marriott Bonvoy mobile app, and we will also gain access to Marriott’s global sales and marketing capabilities and distribution platform. Subject to us providing Marriott with reasonably satisfactory evidence that we have funded the Holistic Capital Solution and there being no monetary, bankruptcy related or exclusivity default by us under the Marriott Agreement, Marriott will provide us with $15 million of Key Money in two tranches by March 31, 2025. If the Marriott Agreement is terminated for any reason, we must reimburse Marriott, before the effective date of the termination, the Unamortized Key Money. We received the first tranche proceeds of $7.5 million on November 21, 2024.

Issuance of Series A Preferred Stock - On August 13, 2024, we entered into Securities Purchase Agreements (the “Securities Purchase Agreements”) with certain qualified institutional buyers or accredited investors (collectively, the “Purchasers”) (the “Private Placement”) of an aggregate of 43.3 million newly issued shares of Series A Convertible Preferred Stock, par value $0.0001 per share (the “Series A Preferred Stock”), in exchange for cash consideration in an aggregate amount of approximately $43.3 million. The sale of the Series A Preferred Stock pursuant to the Securities Purchase Agreements took place in two tranches. The first tranche, comprised of approximately 14.7 million shares of preferred stock for an aggregate purchase price of approximately $14.7 million, closed on August 13, 2024. The second and tranche, comprised of approximately 28.6 million shares of preferred stock in total for an aggregate purchase price of approximately $28.6 million, closed in multiple closings in November 2024. The Securities Purchase Agreements grant the Purchasers the right to purchase up to 25% of any equity offering within the next five years (a “Subsequent Financing”). The Purchasers are entitled to participate on a pro-rata basis (determined by their proportionate participation in the Private Placement) at a purchase price equal to 75% of the purchase price of any other investor in such Subsequent Financing.

Certificate of Amendment to the Certificate of Incorporation - On December 23, 2024, following the approval of the stockholders at our 2024 annual meeting of stockholders (the “Annual Meeting”), we filed a certificate of amendment to our Amended and Restated Certificate of Incorporation, as amended, with the Secretary of State of the State of Delaware to effect an increase in the number of authorized shares of capital stock of the Company, effective as of 4:01 p.m. Eastern Time on December 23, 2024. As of the effective time, our total number of authorized shares of all classes of capital stock was increased from 401,809,144 to 409,309,144, consisting of (a) (i) 157,309,144 shares of common stock, and (ii) 2,000,000 shares of special voting common stock, par value $0.0001 per share, and (b) 250,000,000 shares of preferred stock, par value $0.0001 per share.

NPA Waiver Warrants - On October 28, 2024, we entered into a limited waiver and consent agreement to that certain Delayed Draw Notes Purchase Agreement, dated December 10, 2021, as amended. Following the approval of the proposal to increase our authorized shares at the Annual Meeting, on December 31, 2024, we issued to the private placement investors of such Delayed Draw Notes Purchase Agreement warrants to purchase an aggregate of 500,000 shares of the Company’s common stock, each with an exercise price of $0.01 per share and an expiration date five years after the issuance date. The purchasers of such warrants were also provided with customary registration rights for the shares issuable upon exercise of such warrants.

Management Discussion Regarding Opportunities, Challenges and Risks

Cash Flow Positive Plan

Our primary focus is to put the business on a solid path to achieving sustainable positive Adjusted FCF as soon as possible (“Cash Flow Positive Plan”). Adjusted FCF is a non-GAAP measure, and the most directly comparable GAAP measure is cash used in operating activities, which was $(90.5) million for the nine months ended September 30, 2024 compared to $(72.5) million for the nine months ended September 30, 2023. We have continued to make progress toward this goal as our Adjusted FCF of $(63.9) million for the nine months ended September 30, 2024 was a $18.9 million improvement compared to the nine months ended September 30, 2023.

As part of our efforts to reach positive Adjusted FCF, we have undertaken a portfolio optimization program, which involves discussions with landlords about renegotiating the terms of our leases at certain properties. This process has resulted and may result in contract modifications resulting in changes to rent amounts, lease durations, or other provisions of our lease agreements and has resulted and may result in the termination of certain leases leading to the transition of certain properties over time and the incurrence of certain expenses including but not limited to termination fees and impairment charges, which could be material. The goal of this initiative is to reduce those properties’ impact on our profitability and cash flow through mutually agreeable solutions. The scope of the initiative can be expected to change over time, and we cannot predict the number or product mix of the units that may be ultimately affected. Although we are optimistic about reaching mutually beneficial outcomes in many of these continuing discussions, the terms, scope, and timing of any additional changes to our lease obligations, as well as any other effects on our landlord relationships or reputation with future real estate owners and guests who are affected by property transitions, are uncertain.

Our ability to reach our Adjusted FCF goal is subject to certain risks, including potential changes in travel demand due to macroeconomic factors or other developments affecting travel; inflation; uncertainties associated with the timing and scope of new property openings; uncertainties associated with the portfolio optimization program described above; our ability to achieve our other intended cost reductions and efficiencies; and other risks and uncertainties described under “Risk Factors” in the Annual Report.

Supply Growth

A key driver of our revenue growth is our ability to convert units for which we have signed real estate contracts but are not yet available for guests to book (“Contracted Units”) into units available for guest booking (“Live Units”) and, to a lesser extent, to continue signing properties with favorable terms. Certain signed leases have contingencies or conditions that we or the landlord must satisfy before we lease the units, and from time to time, we exclude some of these leases from our Contracted Units total based on our judgment about the likelihood that the contingencies or conditions will be satisfied.

As part of our Cash Flow Positive Plan, we slowed our planned pace of new unit signings to focus on growth primarily through the conversion of our Contracted Units into Live Units. Our Live Units grew by the conversion of Contracted Units into Live Units. However, this growth was offset by the exit of certain units as part of the Company portfolio optimization program. As such, the Live Units decreased 14.4% from September 30, 2023 to September 30, 2024 to approximately 10,100 units. We are also focused on targeting high quality and 100% capital light deals (as defined in the section entitled “Non-GAAP Financial Measures” below) for incremental unit signings. While we continue to sign high quality, capital light units, development cost uncertainty and augmented risk around financing and landlord sentiment surrounding our stock price performance began to slow the pace of signings starting in the second half of 2022. These challenges were more acute in the second, third, and fourth quarters of 2023, resulting in fewer units signed in these periods than in prior quarters, and persisted in 2024. Despite these challenges, we continue to meaningfully scale the business, primarily by continuing to convert our Contracted Units into Live Units.

Ability to Attract and Retain Guests

Another key driver of our revenue growth is our ability to bring back repeat guests and to attract new guests through various channels. We source demand from a variety of channels, including directly, through Sonder.com, the Sonder app, or our sales personnel, and indirectly, through online travel agencies (“OTAs”) such as Airbnb, Expedia, and Booking.com. While bookings made through OTAs incur channel transaction fees, they allow us to attract new guests who may not be familiar with the Sonder brand. In general, direct bookings are more advantageous to us as they do not incur channel transaction fees and also allow us to have a more direct relationship with our guests. Direct revenue as a percentage of total revenue has fluctuated in recent years due to the COVID-19 pandemic but has stabilized above 40% (47.6% for the three months ended September 30, 2024). Additionally, we continue to focus on expanding our corporate sales business.

Technology

We have invested, and will continue to invest, in resources in our technology architecture and infrastructure and in integrating our properties and systems into Marriott’s platform and systems pursuant to the Marriott Agreement. Technology is essential to our user experience, as it leads guests through their entire Sonder stay, from booking through check-out. Technology also underpins our hospitality operations, from underwriting and supply growth, to building openings, pricing and revenue management, demand generation, interior design, and day-to-day operations. By leveraging technology, our goal is to reduce operating costs and provide a better guest experience at a compelling value.

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

The following table provides the key metrics (rounded):

	Three months ended September 30,		Change		Nine months ended September 30,		Change
	2024	2023	No.	%	2024	2023	No.	%
Live Units (end of period)	10,100	11,800	(1,700)	(14.4)%	10,100	11,800	(1,700)	(14.4)%
Bookable Nights	922,000	1,048,000	(126,000)	(12.0)%	3,014,000	2,903,000	111,000	3.8%
Occupied Nights	783,000	868,000	(85,000)	(9.8)%	2,405,000	2,379,000	26,000	1.1%
Total Portfolio(1)	11,200	17,100	(5,900)	(34.5)%	11,200	17,100	(5,900)	(34.5)%
RevPAR	$176	$154	$22	14.3%	$153	$151	$2	1.3%
ADR	$207	$185	$22	11.9%	$191	$184	$7	3.8%
Occupancy rate	84.9%	82.8%	2.1%	2.5%	79.8%	81.9%	(2.1)%	(2.6)%

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

The decrease in Live Units from September 30, 2023 to September 30, 2024 was driven by our portfolio optimization program and reduction of Live Units thereof. As of September 30, 2024, our five largest cities (New York City, Dubai,

Montreal, Miami, and London) accounted for approximately 36.7% of our Live Units, and our 10 largest cities accounted for approximately 58.7% of our Live Units. The decrease in Total Portfolio from September 30, 2023 to September 30, 2024 was also driven by our portfolio optimization program.

Bookable Nights / Occupied Nights

Bookable Nights represent the total number of nights available for stays across all Live Units. This excludes nights lost to full building closures of greater than 30 nights. Occupied Nights represent the total number of nights occupied across all Live Units. Occupancy Rate (“OR”) is calculated as Occupied Nights divided by Bookable Nights. Bookable Nights, Occupied Nights, and OR are key drivers of revenue, which in turn drives financial performance.

The decrease in Bookable Nights and Occupied Nights from the three months ended September 30, 2023 to the three months ended September 30, 2024 and from the nine months ended September 30, 2023 to the nine months ended September 30, 2024 was largely driven by the portfolio optimization program.

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

The increases in RevPAR from the three and nine months ended September 30, 2023 to the three and nine months ended September 30, 2024, respectively, were driven by the impact of the portfolio optimization program, broader travel industry trends, product mix between hotels and apartments, geographic mix, and the impact of corporate sales and pricing strategies.

Results of Operations

Three months ended September 30, 2024 compared to three months ended September 30, 2023

The following table sets forth our results of operations as a percentage of revenue (in thousands, except percentages):

	Three months ended September 30,
	2024		2023
Revenue	$162,114	100.0%	$160,896	100.0%
Cost of revenue (excluding depreciation and amortization)	92,991	57.4%	103,374	64.2%
Operations and support	45,292	27.9%	50,376	31.3%
General and administrative	29,731	18.3%	30,548	19.0%
Research and development	4,427	2.7%	5,344	3.3%
Sales and marketing	22,292	13.8%	20,996	13.0%
Impairment loss	—	—%	1,087	0.7%
Restructuring and other charges	1,304	0.8%	12	—%
Total costs and operating expenses	$196,037	120.9%	$211,737	131.6%
Loss from operations	$(33,923)	(20.9)%	$(50,841)	(31.6)%
Total non-operating (income) expense, net	145,266	89.6%	6,714	4.2%
(Income) loss before income taxes	(179,189)	(110.5)%	(57,555)	(35.8)%
Provision (benefit) for income taxes	202	0.1%	75	—%
Net income (loss)	$(179,391)	(110.7)%	$(57,630)	(35.8)%
Other comprehensive income (loss):
Change in foreign currency translation adjustment	$(5,439)	(3.4)%	$3,547	2.2%
Comprehensive income (loss)	$(184,830)	(114.0)%	$(54,083)	(33.6)%

Revenue

The following table sets forth our revenue (in thousands, except percentages):

	Three months ended September 30,		Change
	2024	2023	$	%
Revenue	$162,114	$160,896	$1,218	0.8%

Revenue increased, primarily due to a 14.3% increase in RevPAR partially offset by a 12.0% decrease in Bookable Nights. The increase in RevPAR was driven by the portfolio optimization program, broader travel industry trends, product mix between hotels and apartments, geographic mix, cohort mix and the impact of corporate sales and pricing strategies. The decrease in Bookable Nights is the result of the portfolio optimization program.

Costs and Operating Expenses

The following table sets forth our total costs and operating expenses (in thousands, except percentages):

	Three months ended September 30,		Change
	2024	2023	$	%
Cost of revenue (excluding depreciation and amortization)	$92,991	$103,374	$(10,383)	(10.0)%
Operations and support	45,292	50,376	(5,084)	(10.1)%
General and administrative	29,731	30,548	(817)	(2.7)%
Research and development	4,427	5,344	(917)	(17.2)%
Sales and marketing	22,292	20,996	1,296	6.2%
Impairment loss	—	1,087	(1,087)	(100.0)%
Restructuring and other charges	1,304	12	1,292	10766.7%
Total costs and operating expenses	$196,037	$211,737	$(15,700)	(7.4)%

Cost of Revenue (excluding depreciation and amortization): Cost of revenue decreased, primarily due to a $10.9 million decrease in rent expense driven by the portfolio optimization program.

Operations and support: The decrease in operations and support was primarily due to: (i) a $2.3 million decrease in employee compensation cost, due to a decrease in average headcount, (ii) a $1.6 million decrease in unit-related expenses primarily smaller non-capitalized items for the units such as bedding, decor, furniture and lighting, and (iii) a $1.3 million decrease in pre-opening costs due primarily to the timing of costs related to onboarding new units in the three months ended September 30, 2024 compared to the three months ended September 30, 2023, and (iv) partially offset by multiple less significant amounts and a $2.2 million increase in taxes due primarily to property tax assessments.

General and administrative: General and administrative decreased, primarily due to: (i) a $6.9 million decrease in employee compensation cost, due to a decrease in average headcount, (ii) a $3.8 million increase in taxes, primarily value added taxes offset by property taxes, (iii) a $1.2 million decrease in insurance and (iv) the cumulative impact of other less significant expense decreases; partially offset by a $5.8 million increase in legal and professional fees related to corporate matters which includes one-time fees associated with the strategic licensing agreement with Marriott and financing deals, all announced in August 2024.

Research and development: Research and development decreased, primarily due to: (i) a $0.4 million decrease in depreciation, primarily due to a decrease in capitalized software costs, (ii) a $0.2 million decrease in computer software expense, and (iii) a $0.4 million decrease in employee compensation expense, driven by a decrease in average headcount, partially offset by a $0.1 million increase in legal and professional fees.

Sales and marketing: The increase in sales and marketing was primarily due to: (i) a $0.6 million increase in channel transaction fees resulting from an increase in revenue booked through third-party OTAs, consistent with total revenue growth, and (ii) a $0.4 million increase in performance marketing expense.

Impairment Loss: Impairment losses decreased, primarily due to improved factors related to the valuation of our operating lease right-of-use (“ROU”) assets, that triggered an impairment charge recognized by the Company in the corresponding prior period.

Restructuring and other charges: For the three months ended September 30, 2023, the restructuring and other charges consists certain adjustments related to the employee termination benefits as a result of the restructuring announced on March 1, 2023. The majority of the restructuring charges were recognized in the first quarter of 2023. For the three months ended September 30, 2024, this represents the residual restructuring and other charges for employee termination benefits as a result of a restructuring announced on February 20, 2024. The entirety of the increase in restructuring and other charges is due to the difference in amounts recognized for each of the restructurings discussed above.

Total Non-Operating Expense, Net

The following table sets forth our total non-operating (income) expense, net (in thousands, except percentages):

	Three months ended September 30,		Change
	2024	2023	$	%
Interest expense, net	$9,256	$6,423	$2,833	44.1%
Change in fair value of SPAC Warrants	24	(276)	300	(108.7)%
Change in fair value of Earn Out Liability	11	(209)	220	(105.3)%
Lease adjustment gains, net	(555)	(139)	(416)	299.3%
Loss on preferred stock issuance	59,490	—	59,490	—%
Change in fair value of forward contracts	86,570	—	86,570	—%
Other income, net	(9,530)	915	(10,445)	(1141.5)%
Total non-operating expense, net	$145,266	$6,714	$138,552	2063.6%

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

Lease adjustment (gain) loss. The lease adjustment (gain) loss is due to the residual impact of lease terminations. The Company in 2024 has undertaken an initiative to renegotiate or exit certain properties where there exists unfavorable lease terms.

Loss on preferred stock issuance. The loss on preferred stock issuance of $58.2 million was recorded for the three months ended September 30, 2024, attributable to the Securities Purchase Agreements entered into by the Company on August 13, 2024. The agreement provided for 43.3 million newly issued shares of Series A Convertible Preferred Stock, par value $0.0001 per share (the “Series A Preferred Stock”), in exchange for cash consideration in an aggregate amount of approximately $43.3 million. The shares were valued in excess of the proceeds received as part of the transaction. The Company identified the following two freestanding financial instruments issued in connection with the transaction, a) Mezzanine equity-classified Series A Convertible Preferred Stock and b) Liability-classified forward contract for commitments of investors to purchase, and commitments of the Company to sell additional Series A Convertible Preferred Stock. As of the transaction inception, these instruments had an aggregate fair value of $72.9 million and the Company received $14.7 million from the first tranche closing, resulting in the $58.2 million loss on preferred stock issuance. No similar loss was recognized during the three months ended September 30, 2023, as no issuance of this nature occurred.

The Securities Purchase Agreements also grants the Purchasers the right to purchase up to 25% of any equity offering within the next five years (a “Subsequent Financing”). The Purchasers are entitled to participate on a pro-rata basis (determined by their proportionate participation in the Private Placement) at a purchase price equal to 75% of the purchase price of any other investor in such Subsequent Financing. The Company recognized a liability for this preferred stock participation right of $1.3 million within other current liabilities in the condensed consolidated balance sheets as of September 30, 2024. The Company recognized a change in fair value of the participation right of $12 thousand as the remeasurement reflecting fluctuations in the underlying variables and assumptions from inception on August 13, 2024 through the quarter ended on September 30, 2024.

Change in fair value of forward contracts. As part of the Securities Purchase Agreements entered into by the Company on August 13, 2024, the transaction included a Liability-classified forward contract for commitments of investors to purchase, and commitments of the Company to sell additional Series A Convertible Preferred Stock. The change in fair value of the forward contract of $86.6 million represents the remeasurement reflecting fluctuations in the underlying variables and assumptions from inception on August 13, 2024 through the quarter ended on September 30, 2024. No similar change in fair value of forward contract was recognized during the three months ended September 30, 2023, as no issuance of this nature occurred.

Other income, net. The change in other income, net is primarily due to fluctuations in foreign currency rates which impacted the remeasurement of foreign balances to reporting currency.

Provision for Income Taxes

As of September 30, 2024 and 2023, we have recorded a full valuation allowance against our deferred tax assets due to our history of losses.

The following table sets forth the provision for income taxes (in thousands, except percentages):

	Three months ended September 30,		Change
	2024	2023	$	%
Provision for income taxes	$202	$75	$127	169.3%

The provision for income taxes increased, primarily as a result of taxes to operations in foreign jurisdictions.

Nine months ended September 30, 2024 compared to nine months ended September 30, 2023

The following table sets forth our results of operations as a percentage of revenue (in thousands, except percentages):

	Nine months ended September 30,
	2024		2023
Revenue	$460,194	100.0%	$437,802	100.0%
Cost of revenue (excluding depreciation and amortization)	288,006	62.6%	289,947	66.2%
Operations and support	141,683	30.8%	154,426	35.3%
General and administrative	83,288	18.1%	92,937	21.2%
Research and development	13,491	2.9%	17,289	3.9%
Sales and marketing	63,113	13.7%	54,894	12.5%
Impairment loss	—	—%	1,087	0.2%
Restructuring and other charges	3,896	0.8%	2,119	0.5%
Total costs and operating expenses	$593,477	129.0%	$612,699	139.9%
Loss from operations	$(133,283)	(29.0)%	$(174,897)	(39.9)%
Total non-operating expense, net	63,222	13.7%	8,655	2.0%
Loss before income taxes	(196,505)	(42.7)%	(183,552)	(41.9)%
Provision for income taxes	626	0.1%	127	—%
Net loss	$(197,131)	(42.8)%	$(183,679)	(42.0)%
Other comprehensive loss:
Change in foreign currency translation adjustment	$(4,633)	(1.0)%	$(3,249)	(0.7)%
Comprehensive loss	$(201,764)	(43.8)%	$(186,928)	(42.7)%

Revenue

The following table sets forth our revenue (in thousands, except percentages):

	Nine months ended September 30,		Change
	2024	2023	$	%
Revenue	$460,194	$437,802	$22,392	5.1%

Revenue increased primarily due to a 1.3% increase in RevPAR and a 3.8% increase in Bookable Nights. The increase in RevPAR was driven by the portfolio optimization program, broader industry trends, product mix between hotels and apartments, geographic mix, cohort mix and the impact of corporate sales and pricing strategies. The increase in Bookable Nights was driven by the timing of Live Unit growth relative to Live Unit decline from the portfolio optimization program.

Costs and Operating Expenses

The following table sets forth our total costs and operating expenses (in thousands, except percentages):

	Nine months ended September 30,		Change
	2024	2023	$	%
Cost of revenue (excluding depreciation and amortization)	$288,006	$289,947	$(1,941)	(0.7)%
Operations and support	141,683	154,426	(12,743)	(8.3)%
General and administrative	83,288	92,937	(9,649)	(10.4)%
Research and development	13,491	17,289	(3,798)	(22.0)%
Sales and marketing	63,113	54,894	8,219	15.0%
Impairment loss	—	1,087	(1,087)	(100.0)%
Restructuring and other charges	3,896	2,119	1,777	83.9%
Total costs and operating expenses	$593,477	$612,699	$(19,222)	(3.1)%

Cost of Revenue (excluding depreciation and amortization): Cost of revenue decreased primarily due to: (i) a $6.2 million decrease in rent expense due to the portfolio optimization program, (ii) a $2.7 million increase in cleaning expenses as a result of an increase in the number of checkouts, (iii) a $1.5 million increase in other cost of revenue expenses, and (iv) a $0.1 million increase in credit card fees due to an increase in bookings.

Operations and support: The decrease in operations and support was primarily due to: (i) a $5.7 million decrease in unit-related expenses primarily smaller non-capitalized items for the units such as bedding, decor, furniture and lighting, (ii)
a $5.1 million decrease in employee compensation cost, due to a decrease in average headcount, (iii) a $3.5 million decrease in legal and professional fees, and (iv) a $1.9 million decrease in depreciation expense, partially offset by the cumulative impact of other less significant expense increases.

General and administrative: General and administrative expenses decreased, primarily due to: (i) a $21.1 million decrease in employee compensation cost, due to a decrease in average headcount, (ii) a $3.2 million decrease in unit related costs due to the decrease in Live Units, (iii) a $2.5 million decrease in facilities expense related to a reduction on office space and related rent, (iv) additional less significant decreases in insurance, depreciation and other, partially offset by a $14.3 million increase in legal and professional expenses related to corporate matters which includes one-time fees associated with the strategic licensing agreement with Marriott and financing deals, all announced in August 2024 and a $6.8 million increase in taxes primarily related to value added taxes.

Research and development: Research and development decreased, primarily due to (i) a net $2.3 million decrease in employee compensation driven by a decrease in average headcount, and (ii) a $1.3 million decrease in depreciation, primarily due to a decrease in capitalized software costs.

Sales and marketing: The increase in sales and marketing was primarily due to: (i) a $3.9 million increase in performance marketing expense, and (ii) a $3.2 million increase in channel transaction fees resulting from an increase in revenue booked through third-party OTAs, consistent with total revenue growth.

Impairment loss: Impairment loss decreased, primarily due to improved factors related to the valuation of our operating lease right-of-use (“ROU”) assets, that triggered an impairment charge recognized by the Company in the corresponding prior period.

Restructuring and other charges: For the nine months ended September 30, 2023, the restructuring and other charges consists primarily of employee termination benefits as a result of the restructuring announced on March 1, 2023. For the nine months ended September 30, 2024, the restructuring and other charges consists of employee termination benefits as a result of a restructuring announced on February 20, 2024. The entirety of the increase in restructuring and other charges is due to the difference in amounts recognized for each of the restructurings discussed above.

Total Non-Operating Expense, Net

The following table sets forth our total non-operating expense, net (in thousands, except percentages):

	Nine months ended September 30,		Change
	2024	2023	$	%
Interest expense, net	$24,595	$18,285	$6,310	34.5%
Change in fair value of SPAC Warrants	7	(674)	681	(101.0)%
Change in fair value of Earn Out Liability	(5)	(2,142)	2,137	(99.8)%
Lease adjustment gains, net	(95,579)	(8,576)	(87,003)	*
Loss on preferred stock issuance	59,490	—	59,490	—%
Change in fair value of forward contract	86,570	—	86,570	—%
Other (income) expense, net	(11,856)	1,762	(13,618)	(772.9)%
Total non-operating expense, net	$63,222	$8,655	$54,567	630.5%

*Due to the significance of the change, the percentage is not considered meaningful.

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

Loss on preferred stock issuance. The loss on preferred stock issuance of $58.2 million was recorded for the nine months ended September 30, 2024, attributable to the Securities Purchase Agreements entered into by the Company on August 13, 2024. The agreement provided for 43.3 million newly issued shares of Series A Convertible Preferred Stock, par value $0.0001 per share (the “Series A Preferred Stock”), in exchange for cash consideration in an aggregate amount of approximately $43.3 million. The shares were valued in excess of the proceeds received as part of the transaction. The Company identified the following two freestanding financial instruments issued in connection with the transaction, a) Mezzanine equity-classified Series A Convertible Preferred Stock and b) Liability-classified forward contract for commitments of investors to purchase, and commitments of the Company to sell additional Series A Convertible Preferred Stock. As of the transaction inception, these instruments had an aggregate fair value of $72.9 million and the Company received $14.7 million from the first tranche closing, resulting in the $58.2 million loss on preferred stock issuance. No similar loss was recognized during the nine months ended September 30, 2023, as no issuance of this nature occurred.

The Securities Purchase Agreements also grants the Purchasers the right to purchase up to 25% of any equity offering within the next five years (a “Subsequent Financing”). The Purchasers are entitled to participate on a pro-rata basis (determined by their proportionate participation in the Private Placement) at a purchase price equal to 75% of the purchase price of any other investor in such Subsequent Financing. The Company recognized a liability for this preferred stock participation right of $1.3 million within other current liabilities in the condensed consolidated balance sheets as of September 30, 2024. The Company recognized a change in fair value of the participation right of $12 thousand as the remeasurement reflecting fluctuations in the underlying variables and assumptions from inception on August 13, 2024 through the quarter ended on September 30, 2024.

Change in fair value of forward contracts. As part of the Securities Purchase Agreements entered into by the Company on August 13, 2024, the transaction included a Liability-classified forward contract for commitments of investors to purchase, and commitments of the Company to sell additional Series A Convertible Preferred Stock. The change in fair value of the forward contract of $86.6 million represents the remeasurement reflecting fluctuations in the underlying variables and assumptions from inception on August 13, 2024 through the quarter ended on September 30, 2024. No similar change in fair value of forward contract was recognized during the nine months ended September 30, 2023, as no issuance of this nature occurred.

Other (income) expense, net. The change in other (income) expense, net is primarily due to fluctuations in foreign currency rates which impacted the remeasurement of foreign balances to reporting currency.

Provision for Income Taxes

The following table sets forth the provision for income taxes (in thousands, except percentages):

	Nine months ended September 30,		Change
	2024	2023	$	%
Provision for income taxes	$626	$127	$499	392.9%

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

To supplement the condensed consolidated financial statements, which are prepared and presented in accordance with GAAP, we use the following non-GAAP financial measures: Adjusted FCF, Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization (“Adjusted EBITDA”) and Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization, and Operating Lease Related Rent Charges (“Adjusted EBITDAR”) (collectively, the “non-GAAP financial measures”). We may periodically review and update our non-GAAP financial measures based on our determination of their relevance to our business which could result in the addition or elimination of select non-GAAP financial measures in the future.

Free Cash Flow (FCF)

The following table presents the calculation of Adjusted FCF (in thousands):

	Nine months ended September 30,
	2024	2023
Cash used in operating activities	$(90,451)	$(72,537)
Cash used in investing activities	(2,095)	(12,436)
FCF, including cash paid for lease terminations, restructuring, and professional fees	$(92,546)	$(84,973)
Cash paid for lease termination costs	14,335	—
Cash paid for restructuring costs	2,965	2,150
Cash paid for non-recurring professional fees	11,300	—
Adjusted FCF	$(63,946)	$(82,823)

Adjusted FCF represents cash used in operating activities plus cash used in investing activities, excluding the impact of lease terminations, restructuring, and non-recurring professional fee charges related to non-operational activities. The most directly comparable GAAP financial measures are cash used in operating activities when combined with cash used investing activities. Our near-term focus is to reach sustainable positive Adjusted FCF as detailed in our Cash Flow Positive Plan.

We believe Adjusted FCF is meaningful to investors as it is the primary liquidity measure that we focus on internally to evaluate our progress towards the objectives outlined in our Cash Flow Positive Plan. We believe that achieving our goals around this measure will put us on a path to financial sustainability and will help fund our future growth.

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

The change in Adjusted FCF period-over-period represented a 22.8% increase, primarily driven by increased adjustments for cash paid for lease terminations, restructuring and professional fees totaling $26.5 million, a decrease in cash used in investing activities of $10.3 million and offset by an increase in cash used in operating activities of $17.9 million. Refer to the section entitled “Liquidity and Capital Resources – Cash Flow Information” below for further discussion surrounding the changes in our cash flow figures period-over-period.

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

Impairment loss. Impairment loss includes impairment charges recognized related to the valuation of our operating lease right-of-use (“ROU”) assets.

Loss on preferred stock issuance. The loss on preferred stock issuance was recorded due to the Series A Preferred Stock being valued in excess of the proceeds received, as part of the Securities Purchase Agreements transactions.

Change in fair value of forward contract. The change in fair value of the liability-classified forward contract, which resulted from the commitments of investors to purchase, and commitments of the Company to sell, additional Series A Convertible Preferred Stock, as part of the Security Purchase Agreements.

Restructuring and other related charges. The aggregate adjustment for expenses associated with our restructuring plans as discussed in Note 14, Restructuring Activities, to our financial statements as presented.

Professional fees. One-time and/or non-recurring professional fees associated with special projects, including but not limited to our strategic licensing agreement with Marriott, financing activities, restatement, and other non-operating initiatives.

We believe Adjusted EBITDA is meaningful to investors as it is the primary operating performance measure that we focus on internally to evaluate our core operating performance. Adjusted EBITDA provides a consistent basis for comparison across reporting periods by excluding interest, taxes, depreciation and amortization, and certain one-time, non-recurring or non-operational items, such as lease adjustment gains, net, restructuring and other related charges, and professional fees related to discrete projects such as fees associated with the integration in connection with the strategic licensing agreement with Marriott and restatement activities. It serves as a key measure for us to align the Company financial performance with our internal financial planning and analysis.

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Net income (loss)	$(179,391)	$(57,630)	$(197,131)	$(183,679)
Interest expense, net	9,256	6,423	24,595	18,285
Provision for income taxes	202	75	626	127
Depreciation and amortization expense	3,385	5,882	13,350	18,908
EBITDA	$(166,548)	$(45,250)	$(158,560)	$(146,359)
Stock-based compensation	1,614	4,924	6,402	23,982
Lease adjustment gains, net	(555)	(139)	(95,579)	(8,576)
Impairment loss	—	1,087	—	1,087
Loss on preferred stock issuance(1)	59,490	—	59,490	—
Change in fair value of forward contract	86,570	—	86,570	—
Restructuring and other related charges	1,304	12	3,896	2,119
Non-recurring professional fees	5,728	—	12,605	—
Adjusted EBITDA	$(12,397)	$(39,366)	$(85,176)	$(127,747)

(1) Includes $1.3 million associated with the preferred stock participation right.

Adjusted EBITDAR

We define Adjusted EBITDAR as Adjusted EBITDA adjusted for operating lease related rent charges. We believe Adjusted EBITDAR is meaningful to investors as it is an operating performance measure that further enables us to assess our operating performance independent of operating leases, offering insights into our cash flow and performance.

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Adjusted EBITDA	$(12,397)	$(39,366)	$(85,176)	$(127,747)
Operating lease related rent charges	72,614	83,845	230,776	236,660
Adjusted EBITDAR	$60,217	$44,479	$145,600	$108,913

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

While the 2024 actions discussed in Note 1, Basis of Presentation, demonstrate a series of material steps taken to improve the Company’s financial condition, the Company has a history of net losses and negative operating cash flows and expects to continue to incur additional losses in the near future. Additionally, the benefits of the Company’s recent financing arrangements and licensing agreement are contingent upon the successful execution of a number of critical milestones. The timing of the completion of these milestones cannot be guaranteed to ensure liquidity is available when needed to meet the Company’s obligations. As a result of these considerations, management has concluded that there is substantial doubt, which is not alleviated, about the Company’s ability to continue as a going concern for at least one year from the date of issuance of this Quarterly Report on Form 10-Q.

To address the substantial doubt about the Company's ability to continue as a going concern, as described above, the Company has embarked on the following actions:

•engaged a financial advisor to assist in identifying and securing strategic alternatives and financing arrangements,
•launched a portfolio optimization program, which involves discussions with landlords about renegotiating the terms of our leases, including terminations, at certain properties; as of June 10, 2024, the Company has signed agreements to exit or reduce rent for approximately 105 buildings, or 4,300 units, which is expected to lead to estimated annualized run-rate FCF improvements of over $40.0 million of which the Company expects termination fees of less than $20.0 million associated with these agreements; of the approximately 80 buildings, or 3,200 units, with finalized exit agreements, the Company has exited approximately 70 buildings, or 2,800 units, as of September 30, 2024 and expects to exit the remaining buildings throughout the remainder of 2024 and 2025,
•implemented a series of deep cost-cutting initiatives; in February 2024, the Company announced a reduction in force plan affecting 17% of the corporate workforce, which is estimated to result in approximately $11 million in annualized cost savings; the Company continues to be focused on identifying and executing cost optimization initiatives, including further rent reductions, better sourcing contracts that lower property-level direct costs, and further savings in overhead costs,
•entered into the Marriott Agreement which allows us to integrate our properties with Marriott’s systems, distribution channels, and branding, and, subject to meeting certain conditions, entitles the Company to receive $15 million of Key Money in two tranches by March 31, 2025 of which we received $7.5 million on November 21, 2024; this agreement provides the opportunity for the Company to increase its financial performance through the potential to increase revenue by integrating with Marriott’s commercial engine, deliver costs savings through synergies and scale and power future growth,
•received financing from the Company’s existing noteholders in the amount of $16 million during June and July 2024, as previously announced, and
•secured financing arrangements that provide the Company with access to approximately $139 million in additional liquidity, including
◦issuing approximately $43 million of Series A Preferred Stock to certain qualified institutional buyers or accredited investors, of which $14.7 million was received in August 2024 and an additional $28.6 million was received in November 2024,
◦approximately $83 million in additional liquidity, including $4 million in financing funded in August 2024, and approximately $79 million in the form of a 30-month extension (through the end of 2026) of the paid-in-kind feature of the Note Purchase Agreement (21 months of which is at Sonder’s option), and
◦other sources of liquidity totaling $13 million.

Sources and Uses of Cash

At September 30, 2024, we had a cash balance, not including restricted cash, of $27.0 million, which was held for working capital purposes. Cash consists of checking and interest-bearing accounts. Reaching sustainable positive FCF is our primary focus in the near-term, as detailed in our Cash Flow Positive Plan. Once we reach sustainable positive FCF, we expect cash from operations will provide our principal source of liquidity. We generate cash from transactions with customers booking directly through Sonder.com and the Sonder app, which are settled through a payment processor, from transactions with third-party corporate customers which are settled based on contractual terms, and indirectly through OTAs, which are also settled based on contractual terms. The most significant source of liquidity in 2024 was cash inflows from both current period and future guest bookings.

We have incurred losses since inception, and we expect to continue to incur additional losses in the future. Our operations to date have been financed primarily by private equity investments in our common and convertible preferred stock, convertible notes, and other note and warrant purchase agreements, as described in Note 6, Debt, and Note 15, Subsequent Events, in the notes to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

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

Most of our cash was held in the United States as of September 30, 2024. Our foreign subsidiaries held approximately $5.3 million of cash in foreign jurisdictions. We currently do not intend or foresee a need to repatriate these foreign funds. As a result of the Tax Cuts and Jobs Act of 2017, however, we anticipate the U.S. federal tax impact to be minimal if these foreign funds are repatriated and would not repatriate funds where there was a material tax cost. In addition, based on our current and future needs, we believe our current funding and capital resources for our international operations are adequate.

Debt Arrangements

Debt arrangements, such as our credit facilities and Delayed Draw Notes, have been a source of cash for our day-to-day operations. Refer to Note 6, Debt and Note 15, Subsequent Events, in the notes to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for discussion of our debt arrangements, including the timing of expected maturity of such arrangements. These arrangements include our 2022 Loan and Security Agreement which currently has a letter of credit sublimit of $45.0 million. As of September 30, 2024, because we are unable to satisfy the minimum consolidated adjusted EBITDA covenant, we are required to cash collateralize our obligations under the 2022 Loan and Security Agreement.

Future Cash Obligations

Our estimated future obligations as of September 30, 2024 include both current and long-term obligations. Our debt obligations, including both capitalized to-date and future paid-in-kind interest through the election date of June 2024, totaled $316.0 million, of which, $1.0 million was short-term, and the remainder was long-term. Interest on the foregoing debt obligations is payable in cash after the June 2024 election date. Additionally, we had $47.5 million of irrevocable standby letters of credit outstanding which were collateralized by our restricted cash, all of which represents a long-term cash obligation. Under our operating leases as discussed in Note 8, Leases, in the notes to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, we had a current obligation of $170.0 million and a long-term obligation of $1.1 billion as of September 30, 2024.

Operating lease obligations primarily represent the initial contracted term for leases that have commenced as of September 30, 2024, not including any future optional renewal periods. In addition, as of September 30, 2024, we have entered into leases that have not yet commenced with future lease payments totaling $760.0 million, excluding purchase options, that are not yet recorded on the condensed consolidated balance sheets and are not reflected in the figure above. These leases will commence between 2024 and 2029 with lease terms of three to 20 years.

As part of our efforts to reach positive FCF, we have undertaken a portfolio optimization program, which involves renegotiating the terms of our leases at certain properties and terminating certain leases. This process has resulted and may result in contract modifications resulting in changes to rent amounts, lease durations, or other provisions of our lease agreements and has resulted and may result in the termination of certain leases leading to the transition of certain properties over time and the incurrence of certain expenses including but not limited to termination fees and impairment charges, which could be material.

Cash Flow Information

The following table sets forth our cash flows (in thousands):

	Nine months ended September 30,
	2024	2023	$ Change
Net cash used in operating activities	$(90,451)	$(72,537)	$(17,914)
Net cash used in investing activities	(2,095)	(12,436)	10,341
Net cash provided by financing activities	32,287	2,758	29,529
Effects of foreign exchange on cash	(339)	262	(601)
Net change in cash, cash equivalents, and restricted cash	$(60,598)	$(81,953)	$21,355

Operating Activities

Net cash used in operating activities increased for the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023, primarily due to an increase in cash paid for lease terminations, restructuring, and professional fees partially offset by an improvement in our operating loss performance due to a 5.1% increase in revenue. Cash used in operating activities is subject to variability period-over-period as a result of timing differences, including with respect to the collection of receivables and payments of interest expense, accounts payable, and other items, as well as variability in our stock price as it relates to fair value of the SPAC Warrants and Earn Out Liability.

Investing Activities

Net cash used in investing activities decreased for the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023, primarily as a result of a decrease in purchases of property and equipment of $9.5 million, largely related to a decrease in purchases for furnishings and fixtures for our Live Units.

Financing Activities

Net cash provided by financing activities increased for the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023, primarily due to debt financing proceeds from the issuance of an aggregate of $20.0 million of Delayed Draw Notes, together with the Warrants, as described in Note 6, Debt, in the notes to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, as well as $14.7 million of proceeds from the preferred stock issuance.

Off-Balance Sheet Arrangements

As of September 30, 2024, we had the following off-balance sheet arrangements:

Letters of Credit

As of September 30, 2024, we had $47.5 million of irrevocable standby letters of credit outstanding, which were collateralized by our restricted cash, of which $32.5 million was under our revolving credit facilities. Letters of credit are primarily used as a form of security deposits for the buildings and partial buildings we lease.

Surety Bonds

A portion of our leases are supported by surety bonds provided by affiliates of certain insurance companies. As of September 30, 2024, we had assembled commitments from six surety providers in the amount of $39.2 million, of which $16.6 million was outstanding and was an off-balance sheet arrangement. The availability, terms and conditions, and pricing of bonding capacity are dependent on, among other things, continued financial strength and stability of the insurance company affiliates providing the bonding capacity, general availability of such capacity, our corporate credit rating, and the general perception of our financial performance.

Indemnification Agreements

See Note 12, Commitments and Contingencies, in the notes to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information regarding our indemnification agreements.

Effect of Exchange Rates

Our changes in cash can be impacted by the effect of fluctuating exchange rates. Foreign exchange had a negative effect on cash for the nine months ended September 30, 2024 of $0.3 million. Foreign exchange had a positive effect on cash for nine months ended September 30, 2023 of $0.3 million.

Critical Accounting Estimates

There have been no material changes to our critical accounting policies and estimates from the information provided in Part II, Item 7, Critical Accounting Estimates, in the Annual Report, other than the following:

The Company has identified a critical accounting estimate associated with the fair market value of the Securities Purchase Agreements. As part of the Securities Purchase Agreements, the Company identified three freestanding financial instruments issued in connection with the transaction: a) Mezzanine equity-classified Series A Convertible Preferred Stock, b) Liability-classified forward contract for commitments of investors to purchase, and commitments of the Company to sell, additional Series A Convertible Preferred Stock and c) Liability-classified preferred stock participation rights. The Company recognized a loss on the preferred stock transaction based on the fair market value of a) the equity-classified preferred stock, b) the liability-classified forward contract and c) the liability-classified participation rights as of the transaction date. The liability-classified forward contract and participation rights are remeasured each reporting period reflecting fluctuations in the underlying variables and assumptions.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were not effective due to the existence of the material weaknesses described below to provide assurance at a reasonable level that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management to allow timely decisions regarding required disclosures.

Material Weaknesses in Internal Control Over Financial Reporting

As disclosed in Part II, Item 9A of the Annual Report, management concluded that the following material weaknesses in internal control existed for the Company. Management concluded that these material weaknesses still exist as of September 30, 2024.

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

Changes in Internal Control over Financial Reporting

During November 2024, Dominique Bourgault resigned from his position as our Chief Financial Officer and Adam Bowen resigned from his position as our Chief Accounting Officer. As a result of these resignations, we modified certain existing internal controls and procedures. Other than in connection with changes in personnel and executing upon the implementation of the remediation measures covered by this Quarterly Report on Form 10-Q and the associated changes to our internal control over financial reporting, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings

The information regarding legal proceedings in Note 12 “Commitments and Contingencies” to our condensed consolidated financial statements included in Part I Item 1. “Financial Statements.” of this Quarterly Report on Form 10-Q is hereby incorporated by reference into this Part II Item 1. “Legal Proceedings.”

Item 1A. Risk Factors

There have been no material changes to the risk factors from those we previously provided in the Annual Report.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the quarter ended September 30, 2024, none of the Company’s directors or Section 16 officers adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

The following exhibits are filed as part of this report or hereby incorporated by references to filings previously made with the SEC.

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed or Furnished Herewith

3.1	Amended and Restated Certificate of Incorporation of Sonder Holdings Inc.	8-K	001-39907	3.1	January 24, 2022
			001-39907	3.1
3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Sonder Holdings, Inc.	8-K	001-39907	3.1	September 19, 2023
			001-39907	3.1
3.3	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Sonder Holdings, Inc.	8-K	001-39907	3.1	October 1, 2024
			001-39907	4.1
3.4	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Sonder Holdings Inc. filed with the Secretary of State of the State of Delaware on December 23, 2024	8-K	001-39907	3.1	December 30, 2024
3.5	Certificate of Designation of Powers, Preferences and Rights of Series A Convertible Preferred Stock of Sonder Holdings Inc.	8-K	001-39907	3.1	August 19, 2024

3.6	Amended and Restated Bylaws of Sonder Holdings Inc.	8-K	001-39907	3.1	December 1, 2022

4.1	Specimen Stock Certificate of the Company	8-K	001-39907	4.1	January 24, 2022

4.2	Specimen Warrant Certificate of the Company	S-1	333-251663	4.3	December 23, 2020

4.3	Warrant Agreement, dated as of January 22, 2021, by and among Gores Metropoulos II, Inc., Computershare Inc., and Computershare Trust Company, N.A., as warrant agent	8-K	001-39907	4.1	January 25, 2021

4.4	Form of Warrant Agreement by and among Sonder Holdings Inc., Computershare Inc., and Computershare Trust Company, N.A., dated January 19, 2022	S-1	333-262438	4.3	January 31, 2022

4.5	Form of Warrant Agreement by and among the Company, Computershare Inc. and Computershare Trust Company, N.A., as warrant agent	8-K	001-39907	4.1	December 30, 2024

10.1	Form of Securities Purchase Agreement	8-K	001-39907	10.3	August 19, 2024

10.2*	Form of Limited Waiver and Consent Agreement by and among the Company and the Preferred Stockholders party thereto	8-K	001-39907	10.1	October 29, 2024

10.3	Limited Waiver and Consent Agreement, dated as of October 28, 2024, by and among the Company, the Note Obligors, the Guarantors, the Investors party hereto and the Agent	8-K	001-39907	10.2	October 29, 2024

10.4	Waiver Agreement, dated as of October 28, 2024, by and among the Borrowers and SVB	8-K	001-39907	10.3	October 29, 2024

10.5#	2021 Equity Incentive Plan	S-4/A	333-262438	10.8	December 13, 2021
10.6#	First Amendment to Sonder Holdings Inc. 2021 Equity Incentive Plan, effective December 23, 2024	8-K	001-39907	10.1	December 30, 2024

31.1
Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
X

32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101.INS	Inline XBRL Instance Document	X

101.SCH	Inline XBRL Taxonomy Extension Schema Document	X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)	X

*    The schedules to this agreement have been omitted pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule will be furnished to the Securities and Exchange Commission upon request.
**    This certification is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act.
# Indicates management contract of compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Sonder Holdings Inc.
(registrant)

February 12, 2025	/s/ Rahul Thumati
Date	Rahul Thumati
Interim Chief Accounting Officer
(Principal Accounting Officer)