Form 10-K
period 2024-12-31
Sonder Holdings Inc.
filed 2025-07-24
CIK 1819395

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
FORM 10-K
___________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☒

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of voting and non-voting common equity of the registrant held by non-affiliates as of June 30, 2024 was $48.5 million. The registrant had outstanding 13,308,481 shares of common stock as of July 7, 2025.
DOCUMENTS INCORPORATED BY REFERENCE
None.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K of Sonder Holdings Inc. (“Sonder,” “we,” “us,” or “our”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995. Forward-looking statements generally relate to future events or our expected future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential,” or “continue,” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans, or intentions. Forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from historical experience or our present expectations.

Forward-looking statements contained in this Annual Report on Form 10-K include, but are not limited to, statements about:

•    our focus on achieving positive and sustainable adjusted free cash flow (“Adjusted FCF”);
•    our forecasts and projections, including our cost-saving initiatives, restructuring initiatives, portfolio optimization program, and Cash Flow Positive Plan;
•    expectations for our business, revenue, expenses, results of operations, financial condition, and cash flows;
•our license agreement with Marriott International, Inc. and Global Hospitality Licensing S.À R.L (together, “Marriott”) (the “Marriott Agreement”), including the integration of our properties, the anticipated benefits of the Marriott Agreement, and other plans and expectations related to the Marriott relationship;
•our expectations concerning future transaction structures and the anticipated rent, rent abatement, capital expenditure provisions, and other terms of our future leases;
•our ability to enter into satisfactory leases or renew existing properties on satisfactory terms;
•trends in the hospitality, real estate, and travel industries;
•our ability to achieve our financial, operating, and growth forecasts, and to predict and plan for risks and challenges;
•our ability to achieve or maintain profitability in the future;
•our relationships with landlords;
•our portfolio optimization program, including lease renegotiation efforts, potential lease amendments and terminations, and the scope and timing of property exits, and their potential effects on our portfolio, results of operations, and cash flow, including any anticipated cost savings;
•our pricing and revenue management strategies, pricing and occupancy forecasts and anticipated trends, and expectations about demand elasticity;
•our efforts to expand globally and in jurisdictions where we do not currently operate;
•our competitive advantage and anticipated differentiation in cost structure and guest experience compared to other accommodation providers;
•expectations about our distinctive type of hospitality service;
•our ability to anticipate and satisfy guest demands, including through the introduction of new features, amenities or services;
•expectations about our relationships with third-party distribution channels and indirect channels, and the percentage of future revenue attributable to bookings through indirect channels;
•our revenue, expenses, operating results, and cash flows, as well as our key operating metrics;
•our reputation and the strength of our brand;
•our assessments and beliefs regarding the timing and outcome of pending legal proceedings and any liability that we may incur as a result of those proceedings;
•changes in our executive management and expectations about employee relations and our ability to attract, retain, motivate, or integrate qualified personnel;
•our efforts to remediate material weaknesses in our internal controls over financial reporting;
•our ability to produce timely and accurate financial statements or comply with applicable regulations;
•our ability to meet and continue meeting the listing standards of The Nasdaq Stock Market LLC (“Nasdaq”);
•our relationships with third-party services and technologies;
•the expected adequacy of our capital resources, the availability of future financing or other capital resources, and the anticipated use of proceeds from any financings;
•expectations about our geographic market mix and product mix between hotels and apartments, and their impact on our financial results;

•our plans to roll out additional features, amenities and technologies, and our beliefs about the positive impact of our technology investments on our brand and financial results;
•our assessments and estimates that determine our effective tax rate and regarding any tax-related audits or other tax proceedings;
•management’s conclusion regarding its substantial doubt about the Company’s ability to continue as a going concern, and the related mitigation plans, including any impact on our key stakeholder relationships;
•anticipated ratio of Occupied Nights to Bookable Nights (“Occupancy Rate”) and expectations about guests’ average length of stay;
•the anticipated growth in our portfolio of units that are available for guests to book (“Live Units”) and units for which we have signed real estate contracts but which are not yet available for guests to book (“Contracted Units”), including the anticipated scope and timing of any removals of units from our portfolio;
•    anticipated seasonality and other variations in our results of operations from period-to-period, including statements about anticipated Revenue per Available Room (“RevPAR”) in specified periods; and
•    other expectations, beliefs, plans, strategies, anticipated developments, and other matters that are not historical facts.

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

See the section entitled “Risk Factors” for a discussion of certain factors that could cause actual results to differ materially from those expressed in our forward-looking statements. Additional factors that could cause results or performance to differ materially from those expressed in our forward-looking statements are detailed in other filings we may make with SEC, copies of which are available at no charge as set forth under Item 1. “Business-Available Information” below. Please consider our forward-looking statements in light of those risks as you read this report. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Annual Report on Form 10-K. We cannot assure you that the results, events and circumstances reflected in the forward-looking statements will be achieved or occur, and actual results, events or circumstances could differ materially from those described in the forward-looking statements.

PART I

Item 1. Business

Overview

We are a leading global brand of premium, design-forward apartments and intimate boutique hotels serving the modern traveler. Launched in 2014, Sonder offers inspiring, thoughtfully designed accommodations and innovative, tech-enabled service combined into one seamless experience. Sonder properties are found in prime locations in 41 cities, spanning nine countries, and three continents. The Sonder app gives guests control over their stay. Complete with self-service features, simple check-in and 24/7 on-the-ground support, Sonder’s amenities and services are just a tap away, making a world of better stays open to all.

We work directly with real estate owners to lease properties that meet our standards and furnish and decorate the properties to provide a design-led, technology-enabled experience, and then make them available for guests to book through direct channels, such as the Sonder app, our website, or our sales personnel, or through indirect channels, such as Airbnb, Inc. (“Airbnb”), Expedia Group, Inc. (“Expedia”), Booking Holdings Inc. (“Booking.com”), and other online travel agencies (“OTAs”). Additionally, in August 2024, we announced a strategic licensing agreement with Marriott and completed our full integration with Marriott’s digital channels and platform in the second quarter of 2025. As of June 2025, all Sonder properties are available for booking on Marriott's digital channels, including Marriott.com and the Marriott Bonvoy® mobile app, under the new “Sonder by Marriott Bonvoy” collection.

Our design-focused accommodations come in a variety of shapes and sizes – from a multiple-bedroom apartment with a fully-equipped kitchen and private laundry facilities, to a hotel room or suite. Our diverse product portfolio serves various traveler types, including leisure travelers, families, digital nomads, and business travelers. We manage our properties using proprietary and third-party technologies and deliver services to guests via the Sonder app and 24/7 on-the-ground support.

Guest Experience

We strive to deliver a better way to stay through technology and design and put the guest experience at the center of everything we do.

We have reimagined the guest journey based on a belief that the ubiquity of mobile devices provides an opportunity to modernize the traveler’s entire stay. Our mobile-first experience, from check-in to check-out, is supported by the Sonder app, regardless of how a guest books their stay. All guests are encouraged to download and use the Sonder app to interact with our services and enhance their stay, but use of the Sonder app is not required.

The Sonder app puts the “lobby on your phone” and empowers guests to seamlessly navigate their entire journey. This includes:

•Check-In: Virtual check-in, online receipt of access instructions, and the ability to request a paid early check-in;
•One-Touch Wi-Fi: In-app, one-touch connections to our speedy Wi-Fi;
•Digital Concierge: Curated localized recommendations;
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

Properties

As of December 31, 2024, we had over 9,900 Live Units across 41 cities and nine countries, with over 800 additional Contracted Units. At December 31, 2024, our five largest cities (New York City, Dubai, Montreal, Miami, and London) accounted for 37% of our Live Units, and our 10 largest cities accounted for 60% of our Live Units.

Our properties include 1-, 2-, and 3+ bedroom and studio furnished apartments, nearly all of which include in-unit laundry appliances and fully stocked kitchens, as well as thoughtfully designed studio and 1-bedroom hotel rooms. The majority of our Total Portfolio (as defined in Part II Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations) consists of commercial or mixed use apartment developments ranging from small 10 or 20 unit buildings to modern 300+ unit towers. Over the past several years, we have gone from leasing portions of buildings to primarily focusing on leasing full buildings. A smaller, but growing, proportion of our Total Portfolio consists of hotels, where we have partnered with independent hotel owners to convert existing properties into Sonder-branded hotels, putting a modern spin on the traditional hotel, with inspiring design and tech-enabled service.

Portfolio Optimization Program

In November 2023, we implemented a portfolio optimization program to mitigate losses related to certain underperforming properties and to assess the Company’s portfolio of rents relative to current operations and existing market rents. As of December 31, 2024, we have signed agreements to exit or reduce rent for approximately 110 buildings, or 4,500 units, as part of our portfolio optimization program. Of the approximately 85 buildings, or 3,300 units, with finalized exit agreements, we had exited approximately 80 buildings, or 3,200 units, as of December 31, 2024. As of June 30, 2025, all 85 buildings, or 3,300 units with finalized exit agreements were exited.

Marriott Agreement

In August 2024, we entered into the Marriott Agreement and completed the full Marriott integration in the second quarter of 2025. As of June 2025, all Sonder properties are available for booking on Marriott’s digital channels and platform, including Marriott.com and the Marriott Bonvoy® mobile app, under the new “Sonder by Marriott Bonvoy” collection. Our properties will also continue participating in the Marriott Bonvoy® travel platform. We expect to benefit from revenue opportunities and operating efficiencies through access to Marriott’s global sales organization and third-party agreements.

Demand Generation

We generate a majority of our demand by listing our units on internet-based accommodation marketplaces and on websites operated by OTAs. OTAs are paid a percentage channel fee for each Sonder stay booked on their platform. The primary OTAs that travelers have historically used to book our units are Airbnb, Booking.com and Expedia, with 50.4% and 49.4% of revenue coming through these three OTAs in 2024 and 2023, respectively.

We also generate a substantial percentage of revenue directly through Sonder.com, the Sonder app, or our sales personnel. Direct bookings accounted for approximately 45.8% and 47.0% of total revenue in 2024 and 2023, respectively. We derive direct bookings from performance marketing, repeat bookings, and other organic traffic on Sonder.com. In the last few years, we have also developed a sales team to focus on corporate and group travel. These are typically significant revenue sources for urban hotels, but have not been a significant revenue source for us historically. Since October 2024, we also sourced a nominal amount of direct demand from the Marriott Bonvoy® travel platform, where Sonder properties were featured with links to Sonder.com for booking stays. Revenue earned through this method is captured in the total direct revenue in 2024.

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

Seasonality

Seasonality causes period-to-period variances in a particular property’s operating metrics, such as occupancy and pricing, depending upon seasonal factors, including but not limited to, weather patterns, local events, holidays, and property location and type. Our RevPAR, and thus total company Adjusted FCF, tend to be lower across our portfolio in the first quarter and fourth quarters of each year due to seasonal factors such as weather and holidays and the market mix and product mix of our portfolio at the time. However, the effect of seasonality will vary as our market mix and product mix continues to evolve. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, for more information.

Leases and Transaction Process

We lease all of our properties, with a majority of our leases representing fixed leases, whereby we agree to a fixed periodic fee per unit that may be subject to negotiated rent escalations. We also offer flexible contract structures, including mixed lease structures, whereby we agree to pay the real estate owner a minimum fixed periodic fee, plus a certain share of property revenue, at times with a capped periodic amount, as well as revenue share agreements, whereby we agree to pay the real estate owner a variable fee based on revenue related metrics as specified in the agreement, rather than a fixed periodic fee.

The majority of our property leases have 4- to 7-year initial terms, with up to two 5-year renewals at our option. Our leases commonly include an upfront rent abatement to offset the initial setup costs and revenue ramp for new units. They also frequently include downside protections, including partial rent relief in the event of a recession, regulatory changes, and force majeure events.

Additionally, many of our leases have an upfront allowance paid by the real estate owner to help offset the capital invested to prepare and furnish the individual units and build common spaces. We are able to negotiate these allowances by offering real estate owners a higher expected yield on their investment, through future lease payments, compared to a deal without an allowance.

Operations

Our operations teams focus on servicing our guests, opening new Sonder locations, and providing best practice playbooks for ongoing operations. Our day-to-day operations are delivered by central and locally based teams, powered by a combination of proprietary and third-party software to address guest inquiries, issues, and requests quickly and effectively. Back-of-house teams such as housekeeping - both Sonder-employed and third-party providers - use software to deliver clean spaces and resolve any guest issues or requests that might arise. Our highly experienced on-the-ground openings teams focus on onboarding new properties quickly and efficiently, ensuring that the spaces are immaculately set up and well-photographed.

Competition

There is intense competition in all areas of the hospitality industry. Given the nature of our business model, we operate in two highly competitive environments: (i) attracting guests and (ii) securing desirable real estate supply.

Competition for Guests

Travelers have many options as they search for a stay that best suits their needs. We compete for guests based on many factors, including the location and quality of accommodations, property amenities, pricing, and brand loyalty. Within traditional hospitality, we have historically competed primarily with major incumbent operators in the upscale and upper upscale hotel segments. We also compete against boutique hotel operators and smaller hotel chains, particularly in non-U.S. markets. Within alternative accommodations, we compete with a wide variety of operators, many of which focus on a small number of markets. The alternative accommodation space also includes OTAs such as Airbnb, Vrbo, Booking.com, and other marketplaces, and various large internet-based companies that advertise vacation homes, home-shares, hotel rooms, and other travel services. While OTAs market and list competitors’ accommodations, they are also important channel partners for us.

Competition for Real Estate Supply

We compete against various parties to lease potential new properties. For our apartment-style properties, we compete against other leasing styles (e.g., traditional leases with up to 12-month term tenants) as well as other short-term rental companies with similar business models to our own. For our hotel properties, we primarily compete against traditional hotel property managers. We believe that we offer a compelling value proposition to the developers and owners of apartments and hotels. We provide apartment developers potentially superior economics by eliminating lengthy lease-up periods, minimizing sales and marketing costs, simplifying rent collections from a single master lessee, and removing many daily operational burdens. For independent hotel owners, we offer a steady stream of income while taking the operational headaches off their hands and applying technology and design to improve the property’s performance.

Regulatory Compliance

Our strategy includes rigorous attention to regulatory compliance, as our operations are subject to regulations in the following principal areas and across a variety of jurisdictions.

Property and Accommodations Regulation

Our business is subject to foreign and U.S. federal, state, and local laws and regulations that vary widely by city, country, and property type. In many cities, local regulations affect our ability to offer accommodations for specified durations or in certain neighborhoods. Hospitality and transient accommodations operations are also subject to compliance with laws, regulations, and standards relating to accessibility, zoning and land use, licensing, permitting and registrations, fire and life safety, environmental and other property condition matters, staffing and employee training, cleaning protocols, and property “star” ratings where required. Additionally, our real estate owners are responsible for their own compliance with laws, regulations, and standards, including with respect to their employees, property maintenance, operations, environmental laws, and other matters.

Before signing any new leases in a new market, we engage local legal counsel to help identify relevant regulatory requirements. This research includes analysis on licensing and zoning, building code, accessibility and operations requirements, fire and life safety regulations, tax compliance, and local employment laws. Every leased property has unique characteristics, requiring further due diligence and regulatory analysis prior to entry into the lease agreement.

Privacy and Data Protection Regulation

In the ordinary course of our business, we process personal or sensitive data, including information about guests and their stays. Accordingly, we are subject to numerous obligations related to our collecting, processing, and securing data, including federal, state, local, and foreign laws, regulations, guidance, and industry standards related to data privacy, security, and protection. Such obligations may include the European Union’s General Data Protection Regulation (“EU GDPR”) and variations and implementations of that regulation in the member states of the European Union, the United Kingdom (“UK”) General Data Protection Regulation (“UK GDPR”) (collectively with the EU GDPR, the “GDPR”), the Canadian Personal Information Protection and Electronic Documents Act (“PIPEDA”), as well as privacy, biometric, medical information, and data protection laws and regulations in various U.S. states and other jurisdictions, such as the California Consumer Privacy Act of 2018, as amended by the California Privacy Rights Act of 2020 (collectively, with their implementing regulations, the “CCPA”).

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

Other Regulation

Our business is subject to various other laws and regulations, involving matters such as income tax and other taxes, consumer protection, online messaging, advertising, and marketing, the U.S. Foreign Corrupt Practices Act of 1977 (the “FCPA”) and other laws governing bribery and other corrupt business activities, and regulations aimed at preventing money laundering or prohibiting business activities with specified countries or persons.

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

Environmental, Social and Governance (“ESG”)

We understand the importance of responsible business practices across the organization, including attention to ESG matters. Our ESG goal is to foster the social, environmental, and economic well-being of the communities we call home. Initial efforts include, among others, the publication of core corporate social responsibility policies, such as a Supplier Code of Conduct, Diversity, Equity, and Inclusion Statement, Modern Slavery Act Statement, and Zero Tolerance policy reflected in the “house rules” applicable to guest stays. We have also implemented a policy granting time-off to permit employees to engage in local U.S. elections, and a Volunteer Time Off Policy to facilitate employee volunteering.

Employees and Culture

Employees

As of December 31, 2024, we had 704 employees in the United States (“U.S.”), and 717 employees located in 13 countries outside of the U.S. Our workforce consisted of 923 salaried and 498 hourly employees as of that date. Certain non-U.S. employees are currently represented by unions or covered by a collective bargaining agreement.

Culture

Our people philosophy is to create a workplace where everyone can thrive. Our culture is defined by ten leadership principles, which are designed to ignite more innovation, encourage agility and strategic thinking, keep us inspired and coordinated, and be a better place to work.

Hospitality

“Extend hospitality to all” is one of our leadership principles. Living up to that principle means embracing different backgrounds and perspectives so that all of our employees, guests, partners, and communities feel safe, respected, included, cared for, and empowered. In accordance with our employment practices and non-discrimination and harassment policy, Sonder strives to create and maintain a work environment in which people are treated with dignity, decency, and respect, and is committed to providing a workplace free from discrimination, harassment, racism, sexism, intimidation, or violence of any kind.

Intellectual Property

We rely on trademarks, domain names, copyrights, trade secrets, contractual provisions, and restrictions on access and use to establish and protect our proprietary rights.

At December 31, 2024, we had 102 trademark registrations and pending applications. This includes registrations for ‘Sonder’ in the United States, Canada and various other countries; applications and registrations for the Sonder bird logo in 27 countries; three registrations for ‘SONDER’ in China; and one application and one registration for ‘SANG DU in Chinese Characters’ in China.

In addition to trademark protection, we reserve and register domain names when and where deemed appropriate and are the registered holder of 86 domain names, including “sonder.com.”

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

Going Concern Considerations

In accordance with ASC Topic 205-40, Going Concern, the Company’s management evaluates whether there are certain conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern. This evaluation includes considerations related to the Company’s forecasted liquidity and cash consumption requirements for one year from the date of issuance of our consolidated financial statements included in this Annual Report on Form 10-K.

As discussed in Note 17, Subsequent Events, to the consolidated financial statements included in this Annual Report on Form 10-K, the Company has, throughout 2025, announced certain financing and investment arrangements. While the 2025 actions discussed in Note 17, Subsequent Events demonstrate a series of material steps taken to improve the Company’s financial condition, the Company has a history of net losses and negative operating cash flows and expects to continue to incur additional losses in the near future. Although the Company continues to pursue a strategy to realize improved operations, including anticipated improvements from integration with Marriott’s digital channels and platform through the Marriott Agreement, the timing of realization cannot be guaranteed to ensure liquidity is available when needed to meet the Company’s obligations. As a result of these considerations, the Company’s liquidity may be insufficient to meet its obligations for at least one year from the date of issuance of these financial statements, which raises substantial doubt about the Company’s ability to continue as a going concern.

Management’s plans to address the substantial doubt about the Company’s ability to continue as a going concern, as described above, include the following actions:

•engaging a financial advisor to assist in identifying and securing strategic alternatives and financing arrangements;
•continuing to focus on identifying and executing cost optimization initiatives;
•continuing to execute our portfolio optimization program to mitigate losses related to certain underperforming properties and to assess the Company’s portfolio of rents relative to current operations and existing market rents; and
•improving its financial performance through the potential to increase revenue by integrating with Marriott’s commercial engine and deliver costs savings.

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

Item 1A. Risk Factors

You should carefully review and consider the following risk factors and the other information contained in this Annual Report on Form 10-K and our other filings with the SEC in making an investment decision. Our business, results of operations, financial condition, and cash flows could also be harmed by risks and uncertainties not currently known to us or that we currently do not believe are material. If any of the risks actually occur, our business, results of operations, financial condition, and cash flows could be adversely affected, the market price of our common stock or other publicly traded securities could decline, and you could lose part or all of your investment. The occurrence of one or more of the events or circumstances described in these risk factors, alone or in combination with other events or circumstances, may have a material adverse effect on our business, results of operations, financial condition, and cash flows. The risks discussed below may not prove to be exhaustive and are based on certain assumptions made by us that later may prove to be incorrect or incomplete.

Risk Factor Summary

Below is a summary of the risk factors that could materially harm our business, results of operations, financial condition, and cash flows, or cause the price of our publicly traded securities to decline. This summary does not address all of the risks that we face.

•    We may be unsuccessful in achieving positive and sustainable Adjusted FCF, and our restructuring initiatives, our portfolio optimization program, and any other cost-saving initiatives may not provide the expected benefits and may adversely affect our business.
•Our actual results may differ materially from our forecasts and projections, which are based upon assumptions, analyses, and estimates developed by our management.
•    Our results could be negatively affected by macroeconomic factors and by changes in travel, hospitality, and real estate markets.
•    We may not realize the anticipated benefits from the Marriott Agreement and it may result in exposure to other risks and uncertainties.
•    We may be unable to negotiate satisfactory leases or other arrangements to operate new properties, amend existing leases, onboard new properties in a timely manner, or renew existing properties on satisfactory terms or at all.
•    Delays in real estate development and construction projects could adversely affect our ability to generate revenue and newly leased properties and may be more difficult or expensive to integrate into our operations than expected.
•Our limited operating history and evolving business make it difficult to predict and evaluate our forecasts.
•    We have a history of net losses, and we may not be able to achieve or maintain profitability or positive cash flow in the future.
•    We depend on landlords to deliver properties in a suitable condition and to manage and maintain them.
•    Disputes and litigation relating to our leases and portfolio optimization program have resulted in and could again result in significant losses, damage to landlord relationships, slower than expected expansion, and lower revenues.
•    Our long-term and fixed-cost leases may limit our operating flexibility and could adversely affect our performance.
•    Our leases have been and in the future may be subject to termination prior to the scheduled expiration of the term, which could be disruptive and costly.
•Our business is susceptible to risks associated with international operations.
•We may be unable to attract new guests or generate repeat bookings from previous guests.
•    Our success depends on acceptance by guests and property owners of our distinctive type of hospitality services.
•    We operate in the highly competitive hospitality market.
•    We rely on relationships with third-party distribution channels, and if such third parties do not perform adequately or terminate or modify their relationship with us, our business could be adversely affected.
•Our results of operations vary from period-to-period, and historical performance may not be indicative of future performance.
•    Certain measures we use to evaluate our operating performance are subject to inherent challenges in measurement and may be subject to future adjustments.
•    Our business depends on our reputation and the strength of our brand, and we could be adversely affected by any deterioration.
•    We are involved in and may in the future become involved in claims, lawsuits, and other proceedings that could adversely affect our performance.
•    We have been and may in the future be subject to liability or reputational damage for guest activities or other incidents at our properties.

•We are subject to claims and liabilities with potential health and safety issues and hazardous substances at our properties.
•    We are subject to the risk of financial and reputational damage due to fraud.
•    We depend on our key personnel and highly skilled personnel, which include challenges in attracting, retaining, motivating, and our personnel.
•We are subject to risks associated with the employment of hospitality personnel, including unionized labor and the use of third-party contractors.
•    We have identified and may again identify material weaknesses in our internal controls over financial reporting or we may otherwise fail to maintain an effective system of internal controls, which may result in material misstatements of our consolidated financial statements.
•    If we fail to maintain effective disclosure controls, our ability to produce timely and accurate financial statements or comply with applicable regulations could be impaired.
•    We face risks related to the restatement of our previously issued financial statements and financial information.
•We are ineligible to use certain registration statements to register the offer and sale of securities, which could have adverse effects on our ability to raise capital and retain employees.
•We rely on third-parties for services and technologies and any defects or failures in these services or technologies, or any difficulties integrating them into our systems, could harm our business.
•    Our processing of sensitive data exposes us to risks of internal or external security breaches and incidents and have given rise and could give rise to adverse consequences.
•System capacity constraints or operational failures could materially adversely affect us.
•    Supply chain interruptions may increase our costs or reduce our revenues.
•    Our insurance may be inadequate to cover our losses related to liability claims.
•    Our business is subject to the risks of natural disasters, geopolitical conflicts, public health concerns, and other catastrophic events.
•    Our technology contains third-party open-source software components, which have certain requirements and restrictions.
•    We face risks related to our brand and other intellectual property.
•    Costs relating to the opening, operation, and maintenance of our leased properties could be higher than anticipated.
•    Our properties are concentrated in a limited number of cities, which increases our exposure to local factors affecting demand or hospitality operations.
•    We are exposed to fluctuations in currency exchange rates.
•    We may be unable to introduce upgraded amenities, services, or features for our guests in a timely and cost-efficient manner.
•    Changes in our effective tax rate could harm our future operating results.
•    We are subject to tax laws in various jurisdictions that could materially affect us.
•Our ability to use tax attributes may be limited due to prior and potential future ownership changes.
•    Failure to comply with governmental regulations, such as securities regulations, anti-bribery laws, import/export controls (including sanctions), privacy, data protection, consumer protection, marketing, and advertising laws could adversely affect us.
•    There is substantial doubt about our ability to continue as a going concern, and this may adversely affect our stock price and operations.
•    We have previously and may again require additional capital, which might not be available in a timely manner or on favorable terms.
•    Our indebtedness and credit facilities contain financial covenants and other restrictions that may limit our financial and operational flexibility or otherwise adversely affect our results of operations.
•We are not in compliance with Nasdaq’s listing requirements, and any failure to regain and maintain compliance with Nasdaq’s requirements could cause our common stock and publicly traded warrants (the “Public Warrants”) to be delisted and could adversely affect us.
•The market price and trading volume of our common stock and Public Warrants may be volatile and could decline significantly.
•Our outstanding shares of the Series A Preferred Stock (the “Preferred Stock”) and the holders thereof have certain special rights that may accompany any future issuance of shares of Preferred Stock that may adversely affect the voting power or value of our common stock.
•The Public Warrants may never be in the money and may expire worthless.
•The terms of the Public Warrants may be amended to be adverse to the holders and may be redeemed prior to exercise at a price that is disadvantageous to the holders.

Risks Related to Our Business and Industry

We may be unsuccessful in achieving positive and sustainable Adjusted FCF, and our restructuring initiatives, our portfolio optimization program, and any other cost-saving initiatives may not provide the expected benefits and may adversely affect our business.

A primary focus is to put the business on a solid path to achieving sustainable positive Adjusted FCF as soon as possible (the “Cash Flow Positive Plan”) (as further described in Part II, Item 7). The Cash Flow Positive Plan has included a restructuring of operations, with a reduction in corporate and frontline headcount in June 2022, as well as further reductions in corporate headcount in 2023, 2024, and 2025. We have previously conducted staff furloughs and reductions, lease exits, and other cost-saving actions due to macroeconomic factors, and we may undertake other initiatives in the future to achieve and sustain positive Adjusted FCF. As part of our focus on cash flow, we have also undertaken a portfolio optimization program, which has involved, and is expected to continue to involve renegotiating the terms of our leases and the non-payment of rent primarily at certain underperforming properties. These efforts have resulted, and are expected to result, in the termination of certain leases, leading to exits of certain properties over time and the incurrence of expenses, including but not limited to impairment charges and contingent obligations, which could be material. The scope of the portfolio optimization program may change over time, and we cannot predict the number or product mix of the units that may be ultimately affected or the related impact on our business, results of operations, financial condition, and cash flows. The terms, scope, and timing of any additional changes to our lease obligations, as well as any other effects on our landlord relationships or reputation with future real estate owners and guests who are affected by property transitions, are uncertain. Additionally, in April 2025, we implemented approximately $50 million of annualized cost reductions enabled by our integration with Marriott. Our portfolio optimization program, and any past or future restructuring or cost-saving initiatives, may not achieve our goal of achieving positive Adjusted FCF, result in the cost savings we expect, or otherwise achieve our cash flow, profitability, or operational objectives.

In addition, implementing any restructuring or cost-saving initiative, including the portfolio optimization program, presents potential risks that may impair our ability to achieve anticipated cost reductions, revenue enhancements, or operational improvements. These risks include the potential for inadequate support of important business functions due to staffing changes and other cost reduction efforts, management distraction from ongoing business activities, potential failure to maintain adequate controls and procedures while executing our plans, and damage to our reputation and brand image with real estate owners, potential guests, and others. Additionally, as a result of restructuring initiatives, we may experience a loss of continuity and accumulated knowledge, as well as adverse effects on employee morale, productivity, and our ability to attract and retain highly skilled employees. Employee attrition and difficulties in recruiting could, among other things, impair our ability to maintain and enhance our internal controls and procedures, complicate our efforts to pursue new RevPAR initiatives, execute effectively on engineering and technology development projects, cause inefficiencies, and make it more difficult to pursue, open, and operate new properties. Any of the above consequences could adversely impact our business, and we may not achieve positive Adjusted FCF when we anticipate, or at all.

Our forecasts and projections are based upon assumptions, analyses, and estimates developed by our management. If these assumptions, analyses, or estimates prove to be incorrect or inaccurate, our actual results may differ materially from those forecasted or projected.

Our forecasts and projections, including projected or anticipated revenues, margins, profitability, cash flows, Bookable Nights (as described in Part II, Item 7), RevPAR, Contracted Units, and Live Units, and our anticipated market opportunity, growth, and penetration, are subject to significant uncertainties and are based on assumptions, analyses, and estimates developed by our management, including with reference to third-party forecasts, any or all of which may prove to be incorrect or inaccurate. These include assumptions, analyses, and estimates about future pricing and Occupancy Rates; the anticipated cost savings, and other benefits of our Cash Flow Positive Plan; the anticipated benefits of the Marriott Agreement; and the scope and outcome of our portfolio optimization program, including the number and type of properties involved, the terms of lease amendments, the timing of lease terminations, and related expenses. Other assumptions include the type and size of future properties, the timing of lease signings, building openings, the satisfaction of conditions or contingencies in signed leases, local regulatory environments, the terms of future leases, and future costs, all of which are subject to a variety of business, regulatory, and competitive risks and uncertainties. If these assumptions, analyses, or estimates prove to be incorrect or inaccurate, we may have difficulties accurately budgeting for and managing our expenses, and our actual results may differ materially from those forecasted or projected.

Our revenue, expenses, and operating results could be materially adversely affected by changes in travel, hospitality, and real estate markets, as well as general economic conditions such as an economic downturn or recession.

Our business is particularly sensitive to trends in the travel, hospitality, and real estate markets, and trends in the general economy, which are unpredictable. Travel, including demand for accommodations, is highly dependent on discretionary spending levels. As a result, hospitality sales tend to decline during general economic downturns, recessions, and times of political or economic uncertainty, as consumers engage in less discretionary spending, are concerned about unemployment or inflation, have reduced access to credit, or experience other concerns or effects that reduce their ability or willingness to travel. Leisure travel in particular, which we believe accounts for a majority of our bookings, is dependent on discretionary consumer spending levels. Downturns in worldwide or regional economic conditions or inflationary pressures have in the past led to a general decrease in leisure travel and travel spending, and similar downturns or inflationary pressures in the future may materially adversely impact demand for our accommodations. Such a shift in consumer behavior could materially and adversely affect our business, results of operations, financial condition, and cash flows.

In addition to the impact of economic conditions, our business could be adversely affected by other factors that cause reductions in travel, such as:

•Public health concerns or other public health crises;
•Regional hostilities, war, terrorist attacks or civil unrest;
•Immigration policies and other governmental restrictions on residency and travel;
•Imposition of travel- or hospitality-related taxes or surcharges by regulatory authorities;
•Work stoppages or labor unrest at a potential travel destination;
•Tariffs or international regulations;
•Natural disasters or adverse weather conditions; or
•Changes in regulations, policies, or conditions related to sustainability, including climate change, and the impact of climate change on seasonal destinations.

In addition to affecting demand, economic downturns, rising interest rates, rising construction costs, and other adverse developments in real estate markets may result in decreases in new construction starts, property conversions and renovations, and increases in foreclosures, which could result in fewer units available for leasing. Any or all of these and other factors could reduce the demand for our services and the supply of new units, which could reduce our revenue. The above factors could also require higher marketing and other costs to attract guests, and could result in less favorable terms for new leases, which would increase our expenses.

We may not realize the anticipated benefits from the Marriott Agreement and it may expose us to other risks and uncertainties.

On August 19, 2024, we announced that we entered into the Marriott Agreement, pursuant to which our portfolio of properties is expected to join the Marriott system under a new collection called “Sonder by Marriott Bonvoy.” Although we currently anticipate that the Marriott Agreement will provide us with incremental revenue opportunities and operating efficiencies, we may not realize the anticipated benefits at the time, or to the degree we anticipate, or at all. The Marriott Agreement may not result in the revenue enhancements that we currently expect for various reasons, such as possible differences in the preferences and demographics of our and Marriott’s existing and future guests, potential competition among various Marriott brands for guest demand and attention, the uncertain impact on our revenues of integration with Marriott’s guest loyalty program, and other factors. While we have fully integrated with Marriott as of June 2025, we are completing certain engineering and process improvements relating to this integration. If these improvements take longer than anticipated, or if we face additional challenges post-integration, we may not realize the full benefits, including revenue, that we expect from our relationship with Marriott. In addition, the fees which we are required to pay Marriott may be higher than anticipated. We must also comply with specified Marriott standards and other conditions and requirements. Failure to successfully implement or comply with the Marriott Agreement could reduce the number of properties integrated into Marriott’s platforms; increase our costs; result in termination of the Marriott Agreement; adversely affect our brand, reputation, and relationships with property owners and other current or potential business partners; or have other adverse effects on us.

The Marriott Agreement has an initial term of 20 years after the initial onboarding date, subject to possible extensions, and our rights to terminate the agreement are limited. In addition, the Marriott Agreement requires us to open new properties only if they are included under the Marriott Agreement, subject to limited exceptions. The potentially long-term nature of the Marriott relationship poses additional risks to our business and prospects. Particularly after we have integrated properties into Marriott’s systems and platforms, have invested in the integration process, and have realigned our technologies, staffing, and guest relationships and interactions, we may find it difficult to operate properties or build or maintain guest loyalty outside of the Marriott relationship in the future, even if permitted under the Marriott Agreement or after it has been terminated. Among other termination provisions, the Marriott Agreement may be terminated by Marriott or us upon any transfer of 50% or more of the ownership interests in or day-to-day management of our portfolio of properties or of our company, other than to a controlled affiliate, subject to the payment of certain fees. These provisions could make it more complicated to accomplish, or could deter, transactions that stockholders may otherwise consider to be in their best interests. Our relationship with Marriott may also make it more difficult to enter into a similar strategic relationship with a different hospitality industry partner in the future.

We may be unable to successfully negotiate satisfactory leases or other arrangements to operate new properties, amend existing leases, onboard new properties in a timely manner, or renew existing properties on satisfactory terms or at all, any of which may limit our business and could cause us to miss our financial forecasts.

We currently lease all of our locations. When we identify attractive locations for operations, we pursue additional units by signing new leases, or less frequently, adding units to existing leases. If we fail to secure or renew leases or other arrangements for properties, we will not be able to expand our portfolio of properties and may not achieve our financial forecasts.

We may not be able to add sufficient properties to our portfolio that meet our brand standards, at an acceptable cost and on acceptable terms, to meet our strategic goals and financial forecasts. Due to the number of properties that we have already secured under leases or other arrangements in many major U.S. and Canadian cities, we may find it more difficult to find additional attractive properties in those markets. In Europe and other international markets, we have less experience and fewer real estate personnel, and local regulations and real estate industry practices may make it more difficult to locate properties that are strategically aligned with our business model. Increases in interest rates, inflation in construction and other costs, and concerns about a recession have caused and may in the future cause some property developers to delay or abandon development projects that we would otherwise seek to add to our portfolio. Even where we identify suitable properties, we may not be able to negotiate leases or other arrangements on commercially reasonable terms. Real estate owners may not accept our proposed terms, including due to our focus on signing agreements with lower capital expenditure obligations and quick payback timeframes. In addition, certain real estate owners may defer or forego discussions with us until they have more information about the impact of the Marriott Agreement and the potential implications for new leases that we may pursue. We may also have difficulties in providing real estate owners with acceptable letters of credit in lieu of cash deposits, and these difficulties may intensify due to any adverse developments affecting our letter of credit providers. Any such difficulties may result in higher cash outlays for lease security deposits, delays in signing leases as alternative sources of security are sought, or additional complications in signing leases in a timely manner. Certain real estate owners have been and may continue to be reluctant to enter into or continue transactions with us due to the decline in our stock price, our September 2023 reverse stock split to regain compliance with Nasdaq’s minimum bid price rule, the delay in our SEC reports resulting from our accounting restatement announced in March 2024, our portfolio optimization program and the resulting lease amendment, terminations, and property exits, potential concerns related to our ability to continue as a going concern, and related concerns of owners or their lenders about our creditworthiness, future cash position, or ability to raise capital.

Competition for attractive properties can be intense, and competitors may offer owners and developers more attractive terms. We also have relatively little experience with alternatives to traditional leases, which may make it more difficult for us to secure properties where the owner or developer prefers a management agreement or other occupancy arrangement.

Furthermore, our ability to extend an expiring lease on favorable terms will depend on then-prevailing conditions in the real estate market, such as overall rental cost increases, competition from other would-be tenants for desirable leased spaces, our relationships with current and prospective building landlords, real estate owners’ perceptions of our creditworthiness and prospects, and other potential factors that are not within our control. For example, in markets where the prevailing rents for apartments have been increasing, real estate owners may also believe that, compared to the terms that we offer, they can achieve a superior return through more traditional individual tenancies. If we are not able to renew an expiring lease, we have incurred losses and may in the future lose the opportunity to generate additional revenue from that space and have incurred costs and may in the future incur costs related to vacating it. If we renew a lease with higher than expected rent or on terms that are otherwise less favorable to us than expected, our profitability and cash flow could be adversely affected

Delays in real estate development and construction projects related to our leases could adversely affect our ability to generate revenue, and newly leased properties may be more difficult or expensive to integrate into our operations than expected.

Our business is also subject to property development risks. We often enter into arrangements with property developers to lease all or a portion of a building that is being built or converted for housing accommodations. Even where a project proceeds as planned, it can be many months or even years before the leased property is completed and Live Units become available for guest booking. In addition, the commitments of owners and developers under these arrangements are subject to various conditions and the completion of such development and construction projects are subject to numerous risks, including, the owner’s or developer’s ability to obtain adequate financing, costs of construction materials or labor, and governmental or regulatory approvals. Increases in interest rates and inflation in construction and other costs, have caused and may in the future cause some property owners and developers to have difficulty financing, refinancing, or completing projects for properties that we plan to lease. We have experienced unforeseen terminations of and delays in the readiness of property developments, and we expect to encounter similar events in the future. As a result, certain Contracted Units may not develop into new sources of revenue when we anticipated or at all.

Even when we succeed in signing a lease for a new property, the owner or developer may be unable or unwilling to deliver the property in a timely manner or in the agreed condition, or we may encounter other unforeseen delays in preparing the property for initial guest bookings (a process we refer to “building opening”). Delays in building openings may occur due to supply chain shortages including fixtures, furnishings, and other materials, delays in governmental permits and approvals, delays in financing, labor shortages, or the unavailability of construction materials or contractors. Later or longer than expected building openings at properties also results in a delay in generating revenue from such properties, which could cause us to miss our financial forecasts or goals. In addition, the success of any new property will depend on our ability to integrate the property into existing operations and into Marriott’s programs and systems under the Marriott Agreement, which is subject to uncertainties including potential difficulties in integrating guest-facing and back-office systems or in engaging third-party vendors to service the properties. Newly leased properties could be more difficult or expensive to onboard, have undisclosed conditions that result in unanticipated expenses or claims against us for which we may have little or no effective recourse against the landlord, or otherwise may not provide their anticipated benefits.

Our limited operating history and evolving business make it difficult to predict whether we will achieve our financial, operating, and growth forecasts.

Our business continues to evolve. We have expanded significantly since our inception, including the number of cities and countries in which we operate. After initially focusing on apartment-style units, we now also operate hotel properties that have more extensive and complex amenities and systems. We have also focused our expansion efforts on leasing full buildings or larger numbers of units or floors within a property. In addition, we have operated some of our leased properties for a limited period of time, and their early results may not be indicative of their long-term performance. For example, a small portion of units available for guest bookings as of December 31, 2024, which we refer to as “Live Units”, had been live for less than one year. At hotels whose former operators have relied heavily on group and corporate bookings, we have experienced and may continue to experience longer than expected revenue ramp-up periods, and we expect to devote more resources to sales efforts at future hotels. Our relatively limited operating history and evolving business make it difficult to evaluate the likelihood that we will achieve our financial, operating, and growth forecasts, and to predict and plan for the risks and challenges we may encounter. These risks and challenges include our ability to:

•Forecast our revenue and budget for and manage our expenses, particularly at new buildings or in new markets;
•Onboard new, high-quality units in a timely and cost-effective manner;
•The impact of the Marriott Agreement and potential exposure to related risks and uncertainties;
•Keep Live Units available for booking and reduce nights lost to repairs or other interruptions;
•Successfully implement new systems and processes;
•Integrate Contracted Units and new signings into our and Marriott’s systems and processes;
•Comply with existing and new laws and regulations applicable to our business;
•Plan for and manage capital expenditures for current and future properties, such as the refreshment of units, and manage relationships with landlords, developers, service providers, and other partners;
•Anticipate and respond to macroeconomic changes, fluctuations in travel and tourism, and other changes in the markets in which we operate;
•Maintain and enhance the value of our reputation and brand;
•Effectively manage our operations;
•Successfully expand our geographic reach; and
•Hire, integrate, and retain talented people at all levels of our organization.

If we fail to address these risks and challenges, our business, results of operations, financial condition, and cash flows could be adversely affected. Further, because we have limited historical financial data and operate in a rapidly evolving industry, any predictions about future revenue and expenses may not be as accurate as they would be if we had a longer operating history or operated in more predictable markets. If we do not address these risks successfully, or if our assumptions regarding these risks and uncertainties, which are used to plan and operate our business, are incorrect or change, our results of operations could differ materially from expectations and our business, results of operations, financial condition, and cash flows could be adversely affected.

We have a history of net losses, and we may not be able to achieve or maintain profitability or positive cash flow in the future.

We have incurred net losses and negative cash flow each year since our inception, and we may not be able to achieve or maintain profitability or positive cash flow in the future. We incurred substantial net losses over the past several years, resulting in an accumulated deficit of $1.6 billion at December 31, 2024. We also had negative cash flow from operating activities of $129.2 million and $110.9 million for the years ended December 31, 2024 and 2023, respectively. These efforts may be more costly than expected and may not result in expected increases in revenue or growth in our business, which would impair our ability to achieve or maintain profitability or positive cash flow. Our Cash Flow Positive Plan, our portfolio optimization program, and the Marriott Agreement may not provide the cash flow, revenue improvement, cost savings, or other benefits that we anticipate.

In addition, we generally lease properties under multi-year arrangements, but guest revenues are generated through stays that currently average less than a week. Any failure to increase our revenue sufficiently to keep pace with the fixed components of our lease obligations, investments, and other expenses could prevent us from achieving or maintaining profitability or positive cash flow on a consistent basis or at all. If we are unable to successfully address these risks and challenges, our business, results of operations, financial condition, and cash flows would be adversely affected.

We depend on landlords for certain maintenance and other significant obligations related to our properties, and any failures in this area could hurt our business.

We do not own any of our properties and manage and operate them under leases with third-party landlords. At some properties, our guest units comprise only a portion of the building and common areas and amenities are shared with other tenants or unit owners. We often have limited control over the common areas and amenities of buildings in which our units are located. In addition, we depend on our landlords to deliver properties in a suitable condition and to perform important ongoing maintenance, repair, and other activities with respect to common areas, amenities, and building systems such as plumbing, elevators, electrical, and fire and life safety. If our landlords do not fulfill their obligations or fail to maintain and operate their buildings appropriately, we could be subject to claims by guests and other parties, and our business, reputation, and guest relationships may suffer.

Disputes and litigation relating to our leases and our portfolio optimization program have resulted in and could again result in significant losses, damage to landlord relationships, slower than expected expansion, and lower revenues.

The nature of our rights and responsibilities under our leases may be subject to interpretation, and our leasing relationships will from time to time give rise to disagreements, which have included and may include disagreements over the timing and amount of capital investments or improvements, requests by us or our landlords to amend leases, rent obligations and abatement rights, operational and repair responsibilities, liability to third parties, a party’s right to terminate a lease, and reimbursement for certain renovations and costs. For example, we have experienced actual and threatened claims and legal proceedings initiated by property owners in connection with proposed lease amendments or terminations arising from our portfolio optimization program, and we may experience additional claims and proceedings.

We seek to resolve any disagreements and develop and maintain positive relations with current and potential landlords, but we cannot always do so. Failure to resolve such disagreements has resulted in litigation in the past and could result in litigation in the future. Disputes may be expensive to litigate, even if the outcome is ultimately in our favor. We cannot predict the outcome of any litigation. An adverse judgment, settlement, or court order in a proceeding could cause significant expenses and constraints in our business operations and expansion plans. We are unable to predict the outcome of litigation or our ultimate responsibility for any adverse outcome. Even any litigation is resolved favorably, legal proceedings have required and may continue to require substantial management attention and significant legal fees and expenses.

The long-term and fixed-cost nature of our leases may limit our operating flexibility and could adversely affect our liquidity and results of operations.

We currently lease all of our properties and are committed for the leases’ terms, generally without the right to early termination. Our obligations to landlords under these agreements extend for years, while we do not have a corresponding source of guaranteed revenue because guests typically stay for less than a week at our properties.

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

Our leases have been and may in the future be subject to termination before their scheduled expiration, which could be disruptive and costly.

Our leases have been and in the future may be subject to termination before they are scheduled to expire, including the bankruptcy of a developer or landlord, noncompliance with underlying covenants governing the property, or the failure to meet specified financial or performance criteria. Certain of our leases have been terminated or may be subject to termination due to our portfolio optimization program. Some leases also contain conditions to the landlord’s or our obligations or permit the landlord to terminate before the scheduled expiration date, including due to any failure by us to provide a cash security deposit or an acceptable letter of credit, surety bond, or other security instrument. Some leases for Contracted Units have contingencies (including construction financing contingencies, zoning, permitting or other regulatory conditions, landlord purchase contingencies, or other contingencies that we or the landlord must satisfy) that must be satisfied prior to our takeover of the units. If these contingencies are not satisfied prior to our takeover of the units, the lease is terminable by us or the landlord. In addition, certain leases are terminable by the landlord for other reasons.

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

Our business is susceptible to risks associated with international operations.

We currently maintain properties in the United States, Canada, the United Kingdom, Ireland, continental Europe, and the United Arab Emirates, and plan to continue our efforts to expand globally, including, eventually, in jurisdictions where we do not currently operate. Managing a global organization is challenging, time consuming, and expensive, and any international expansion efforts that we undertake may not be profitable or otherwise be successful. We have limited operating experience in many foreign jurisdictions and must continue to make significant investments to build our international operations. Conducting international operations subjects us to risks that we generally do not face in the United States.

These risks include:

•Costs, risks, and uncertainties associated with tailoring our services in international jurisdictions as needed to better address and balance both our needs, the needs of our guests, and threats of local competitors with compliance under applicable rules and regulations;
•Uncertainties in forecasting revenues and expenses in markets where we have not previously operated;
•Costs and risks associated with international, national, and local laws, regulations and policies governing topics such as zoning (hotels and other accommodations) and permits, accessibility, property development and rental, accessibility, health and safety, climate change and sustainability, privacy, and labor and employment;
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
•Costs and risks associated with compliance with laws and regulations, including laws governing tax, advertising and other Internet activities, email and other messaging, privacy and data security, intellectual property, and other activities important to our business;
•Costs and risks associated with compliance with the FCPA and other laws in the United States related to conducting business outside the United States, as well as the laws and regulations of non-U.S. jurisdictions governing bribery, anti-money laundering, and other corrupt business activities;
•Costs and risks associated with human trafficking, modern slavery and forced labor reporting, training, and due diligence laws and regulations in various jurisdictions;
•Additional exposure to adverse movements in currency exchange rates;
•Competition with companies that understand the local market better than we do or that have preexisting relationships with landlords, property developers, regulators, and guests in those markets;
•Reduced or varied protection for intellectual property rights in some countries; and
•Other events or factors, including political, social and macroeconomic factors, hostilities and war (including the military conflict between Russia and Ukraine, and recent events in the Middle East), acts of terrorism or responses to these events.

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

Our success depends significantly on attracting new guests and securing repeat bookings from previous guests. Our ability to attract and retain guests could be materially and adversely affected by a number of factors, including:

•The impact of events beyond our control on demand for travel and accommodations in our markets, a future health crisis, changes in government travel restrictions or policies, labor or civic unrest, war, travel-related incidents and weather;
•Failure to meet guests’ expectations;
•Increased competition from other hotel and alternative accommodation providers;
•Failure to provide differentiated, high-quality experiences at competitive prices;
•Guests not receiving timely and adequate customer/guest service support;
•Failure to provide new or enhanced amenities and services that guests value;
•Any disruptions in guests access to properties or to the properties’ amenities;
•Ineffectiveness of marketing efforts;
•Negative associations with, or failure to raise awareness of, our brand;
•Negative perceptions of the safety of our properties, including due to the absence of front desks or other traditional, onsite hotel staffing at some properties;
•Negative perceptions of the security of our app or website, including due to previous security incidents, or any other data security incident; and
•Inflation, economic recessions, or other macroeconomic factors, and other conditions outside of our control affecting travel and the hospitality industry generally.

In addition, we could fail to attract first-time guests or additional bookings from previous guests if our website and/or the Sonder app are not easy to navigate, guests have an unsatisfactory digital experience, the listings and other content provided on our website or the Sonder app and on third-party listing platforms are not displayed effectively to guests, or we fail to provide an experience that meets rapidly changing consumer preferences and travel needs. If we fail to attract new guests or generate repeat bookings due to these or other factors, our revenues would suffer, which could materially adversely affect our business, results of operations, financial condition, and cash flows.

We offer different types of hospitality services than traditional hospitality operators and short-term rental marketplaces, and if guest and property owner acceptance of this innovative approach to accommodations does not continue to grow or grows more slowly than we expect, our business, results of operations, financial condition, and cash flows could be adversely affected.

We offer a distinctive type of hospitality service for which the market is still relatively new, and it is uncertain to what extent market acceptance will continue to grow, if at all, and particularly during times of market volatility, rising interest rates, and general economic instability. Our success will depend on the willingness of potential guests and the market at large to widely adopt our model of hospitality services, which differs from both traditional hotels and short-term rental marketplaces. In many geographies, including geographies that we hope to enter in the future, the market for our hospitality services is unproven, with little data or research available regarding the market and industry. If potential guests do not perceive our units’ designs, amenities, location, or pricing to be attractive, or choose different accommodations due to concerns regarding safety, the availability of onsite staffing, amenities or services associated with traditional hotels, affordability, or other reasons, then the market for our accommodations may not further develop, may develop more slowly than expected, or may not achieve its expected growth potential. Such outcomes could adversely affect our business, results of operations, financial condition, and cash flows.

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

The hospitality market is highly competitive and we may be unable to compete successfully with current or future competitors.

The hospitality market is highly competitive and fragmented. In addition, new competitors may enter the market at any time. Our current and potential competitors include global hotel brands, regional hotel chains, independent hotels, OTAs, and short-term rental services. Numerous vacation, hotel, and apartment rental listing websites and apps also compete directly with us for guests. Our competitors may continue to adopt aspects of our business model, which could reduce our ability to differentiate our services. For example, some competitors, including traditional hotels, have introduced contactless check-in and self-service technologies that were not previously offered, marketed their services to digital nomads, and have encouraged the development and implementation of in-room communications hubs and other technologies that may permit competitors to offer more technology-enabled guest services. Certain current and potential competitors may also offer inspiring designs at attractive locations or have greater economies of scale and other cost advantages that allow them to offer attractive pricing. We also compete with hotel operators, property rental and management companies, and others to secure leases for attractive properties to add to our portfolio. If we are unsuccessful in offering a distinctive combination of modern, technology-enabled service, and superior design at a competitive price point, or are unable to lease new properties, we may be unable to compete effectively and may be unable to attract new or retain existing guests and landlords.

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

We believe we compete for guests primarily on the basis of the quantity and quality of our units, the global diversity and attractiveness of our units, the quality of our guest experience, and our customer service, brand identity, and price. Competitive factors in our industry are subject to change and if guests choose to use other competitive offerings, our revenue could decrease and we could be required to make additional expenditures to compete more effectively. Any of these events or results could harm our business, results of operations, financial condition, and cash flows.

Many of our competitors enjoy substantial competitive advantages, such as greater name recognition in their markets, well-established guest loyalty programs, longer operating histories, larger marketing budgets, and substantially greater financial, technical, and other resources. Many competitors operate restaurants or other amenities at their properties that our properties may not provide. Future competitors may also have these advantages compared to us. Moreover, the hospitality services industry has experienced significant consolidation, and we expect this trend may continue as companies attempt to strengthen or hold their market positions in a highly competitive industry. Consolidation among our competitors could give them increased scale and may enhance their capacity, abilities, and resources, and lower their cost structures. In addition, our current or potential competitors may have access to larger developer, landlord, or guest bases. As a result, our competitors may be able to respond more quickly and effectively than we can to new or changing opportunities, technologies, standards, regulatory regimes, or landlord or guest requirements. Furthermore, because of these advantages, existing and potential landlords and guests might accept our competitors’ offerings, even if they may be inferior to our own. For all of these reasons, we may not be able to compete successfully against our current and future competitors.

We market our units through third-party distribution channels, and if such third parties do not perform adequately or terminate or modify their relationships with us, our business, results of operations, financial condition, and cash flows could be adversely affected.

Our success has depended in part on our relationships with third-party distribution channels to list our units online and raise awareness of our brand. In particular, we generate demand by marketing our units with OTAs and other indirect channels, which accounted for over half of our revenues in the year ended December 31, 2024. The terms of some of our agreements with these partners allow the partner to change or terminate terms at their discretion. If any of our partners terminate their relationship with us or refuse to renew their agreement with us on commercially reasonable terms, we would need to find alternate providers and may not be able to secure similar terms or replace such providers in acceptable time frames. Additionally, many of these OTAs have discretion in how units are listed or prioritized within their platform and may unilaterally reduce the visibility of our units. Our revenues have in the past been and could be adversely affected if our units are not featured prominently or accurately within OTA platforms for any reason, including changes in an OTA’s relationship with us or its competitors, errors by an OTA, outages experienced by an OTA, disruptions in the interconnection of our systems with OTA systems, or otherwise. For example, certain of our units have been temporarily removed from OTA platforms due to misunderstandings about our units’ regulatory status or misclassification of units by local regulators, resulting in lost revenue. If our relationship with an OTA is terminated or the OTA makes changes that reduce the prominence of our units on its platform, our revenue could be materially adversely affected.

Our relationships with OTAs and other distribution partners may shift as industry dynamics change after the integration of our portfolio of properties with Marriott, and these third parties may be less willing to partner with us as such shifts occur. For example, should a significant distribution partner adjust its platform to compete more directly with us, that partner may be more likely to promote and sell its own offerings, impose additional conditions on us, or even cease listing our units. Similarly, if any significant distribution partner decided to sell another competitor’s offerings over ours, it could adversely impact our sales and harm our business, operating results, and prospects.

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

Our results of operations have historically varied from period-to-period, and we expect that our results of operations will continue to do so for a variety of reasons, many of which are outside of our control and difficult to predict. Because our results of operations may vary significantly from quarter-to-quarter and year-to-year, the results of any one period should not be relied upon as an indication of future performance. Our revenue, expenses, operating results, and cash flows, as well as our key operating metrics, have fluctuated from period-to-period in the past and are likely to continue to do so in the future. These fluctuations are due to, or may result from, many factors, including:

•Changes in the number of our Live Units;
•Changes in Occupancy Rates and average length of stay, which dictate many turnover costs;
•Seasonal fluctuations in demand in certain markets;
•Pricing fluctuations and the proportion of stays booked with extended stay discounts or promotional pricing;
•The introduction and performance of new properties, amenities, technologies, and services, including the rate in which new properties are ready for booking;
•The effects of, and the extent to which we realize the expected benefits from, our Cash Flow Positive Plan and our portfolio optimization program, and our relationship with Marriott pursuant to the Marriott Agreement;
•The timing, cost, and success of advertising and marketing initiatives;
•The amount and timing of financing activities, operating expenses, and capital expenditures;
•Changes in prevailing lease rates and any adjustments in rental rates under existing leases;
•Changes in cash flow due to lease signings, renewals, amendments, and property openings;
•Changes in cash flow due to the unpredictability of guest cancellations;
•Changes in the cost of labor and supplies due to inflation and supply chain disruptions;
•Economic instability in major markets and fluctuations in exchange rates;
•Declines or disruptions in the hospitality industry, particularly in cities or regions where we generate substantial revenue;

•The impact of natural disasters and changes in the frequency and severity of natural disasters;
•Changes in the mix of stays booked through indirect distribution channels, rather than directly with us, and any changes in fees or relationships with distribution channels;
•Unanticipated disruptions or costs due to regulatory issues, including changes in short-term rental laws, hotel regulations, or zoning or accessibility laws;
•Litigation and settlement costs, including unforeseen attorneys’ fees and costs;
•The impact of a public health crisis;
•New accounting pronouncements and changes in accounting standards or practices, particularly any affecting the recognition of revenue and lease accounting;
•Fluctuations in the fair value of certain of our financial instruments carried at fair value, which have required and may in the future require us to record non-cash gains or losses in our quarterly results of operations, which may be material and are driven by changes in our stock price and other factors outside of our control;
•Any additional impairments of the right-of-use (“ROU”) assets recorded with respect to our operating leases or other impairments of long-lived assets that may be recorded if there are any events or changes in circumstances that indicate that the carrying amount of the long-lived asset might not be recoverable, which have resulted in and may in the future result in additional non-cash expenses in our results of operations;
•New laws or regulations, or new interpretations of existing laws or regulations, that harm our business or restrict short-term rentals, the hospitality industry, travel, the Internet, e-commerce, online payments, or online communications; and
•Other risks described elsewhere herein.

Fluctuations in operating results may, particularly if unforeseen, cause us to miss projections or guidance we may have provided to the public. In addition, a significant portion of our expenses and investments, such as our leases, are fixed and such fluctuations in operating results may cause us to face short-term liquidity issues, impact our ability to retain or attract key personnel, expand our portfolio of properties, or cause other unanticipated issues. Company-wide margins may also be difficult to predict because a significant portion of the property portfolio may still be opening or only recently operating at any point in time, and therefore will not be comparable to the profitability of more mature units. In addition, seasonal fluctuations obscure important trends in key metrics such as Adjusted FCF, which may fall below the expectations of investors or securities analysts and cause our stock price to fluctuate or decline. As a result of the potential variability in our quarterly revenue and operating results, we believe that period-to-period comparisons of our revenue and operating results may not be meaningful, and the results of any one period should not be relied upon as an indication of future performance.

Certain of the measures we use to evaluate our operating performance are subject to inherent challenges in measurement and may be subject to future adjustments.

We track certain operational metrics, including key performance indicators such as Live Units, Contracted Units, Total Portfolio (as described in Part II, Item 7), Room Nights Booked (as described in Part II, Item 7), Bookable Nights (as described in Part II, Item 7), Occupied Nights (as described in Part II, Item 7), Occupancy Rate, Average Daily Rate (“ADR”), and RevPAR, with internal systems and tools that are not independently verified by any third party.

While the metrics presented herein are based on what we believe to be reasonable assumptions and estimates, our systems and tools have a number of limitations and our methodologies for tracking these metrics may change over time. In addition, limitations or errors with respect to how we measure data or the data that we measure may affect our understanding of certain details of our business, which could affect our long-term strategies. If the internal systems and tools we use to track these metrics understate or overstate key performance indicators or contain other technical errors, the data we report or rely upon for planning and forecasting may not be accurate. If investors do not perceive our operating metrics to be accurate, or if we discover material inaccuracies with respect to these figures, our reputation may be significantly harmed, and our business, results of operations, financial condition, and cash flows could be adversely affected.

Our business depends on our reputation and the strength of our brand, and any deterioration could adversely impact our market share, revenues, business, results of operations, financial condition, and cash flows.

Our business depends on our reputation and the strength of our brand. We believe that the strength of our reputation and brand are important to our ability to attract and retain guests, compete for attractive new properties, and establish and preserve good relationships with the communities, local governmental authorities, and regulators. Many factors can affect our reputation and the strength of our brand, including:

•The quality of guest service and the guest experience, and the nature and severity of guest complaints;
•Publicized litigation and negative perception related to property exits;
•Guest safety and perceptions of safety;
•Guest privacy and data security practices, and any breaches of privacy or data security;
•Publicized incidents in or around our properties;
•The strength of Marriott’s brand and guests’ perception of our relationship with Marriott;
•The delay in our SEC reports resulting from our accounting restatement announced in March 2024;
•Our ability to continue as a going concern;
•Employee and labor relations;
•Any local concerns about perceived over-tourism or the effect of new hotels or other accommodations on affordable housing, noise, or neighborhood congestion;
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

Reputational value is also based on perceptions and broad access to social media makes it easy for anyone to provide public feedback that can influence perceptions of us, our brand, and our properties. It may be difficult to control or effectively manage negative publicity, regardless of whether it is accurate.

Our ability to control our reputation and brand is also limited due to the role of third parties in our business. For example, guests who book stays through OTAs and other indirect channels have had and may continue to have issues with their bookings that we do not control, such as refund and cancellation terms, which may result in disputes or otherwise negatively affect our reputation. Similar issues may arise with respect to bookings made through Marriott’s platform and distribution channels. We also rely on third-party companies to provide certain guest services, including housekeeping and linen services at many of our locations, and remote guest support. We do not directly control these companies or their personnel. We also depend upon our landlords to perform important maintenance and other functions at our properties, particularly in common areas, and at many properties we do not control access to or amenities at the entire building, including pools, gyms, and food and beverage services. Guest complaints or negative publicity about our properties, services, or business activities, due to our own operations or actions or omissions of third parties, could diminish consumer confidence in our brand and impair our relationships with guests, landlords, governmental authorities, local residents, third-party business partners, and others that are important to our business.

We are involved in and may in the future become involved in claims, lawsuits, and other proceedings that could adversely affect our business, results of operations, financial condition, and cash flows.

We are involved in various legal proceedings relating to matters incidental to the ordinary course of our business and may be subject to additional legal proceedings from time to time. Such legal actions include tort and other general liability claims, employee claims, consumer protection claims, violation of privacy claims, commercial disputes, claims by guests, intellectual property claims, securities claims, and disputes with landlords. Due to the potential risks, expenses, and uncertainties of litigation, we may, from time to time, settle disputes even where we have meritorious claims or defenses. We are involved in and may also in the future be the subject of subpoenas, requests for information, reviews, investigations, and proceedings (both formal and informal) by governmental agencies regarding our business activities. Legal and regulatory proceedings can be time-consuming, divert management’s attention and resources, and cause us to incur significant expenses or liability for substantial damages. The timing and amount of these expenses and damages are difficult to estimate and subject to change, and they could adversely affect our business, results of operations, financial condition, and cash flows.

We have been and may in the future be subject to liability for the activities of our guests or other incidents at our properties, which could harm our reputation and increase our operating costs.

We have been and may in the future be subject to claims of liability based on events that occur during guests’ stays, including those related to robbery, injury, illness, death, physical damage to property, and other similar incidents. These claims could increase our operating costs and adversely affect our business and results of operations, even if they do not result in liability, as we may incur costs related to investigation and defense. This risk is heightened due to the fact that, in many cases, we do not control access to certain areas of buildings in which our units are located. From time to time, we must also spend time and resources resolving issues with guests who remain past their paid stay, which results in lost revenue and higher costs. If we are subject to additional disputes, liability, or claims of liability relating to the acts of our guests, third parties in or around our leased properties (including residents of these properties who are not our guests) or the condition of the leased properties, we may be subject to negative publicity, incur additional expenses, face regulatory or governmental scrutiny, and be subject to liability, any of which could harm our business and operating results.

We are subject to claims and liabilities associated with potential health and safety issues and hazardous substances at our properties.

We and the developers and owners of our leased properties are exposed to potentially significant liabilities and compliance costs as a result of any hazardous or unsafe conditions at our properties, including under environmental, health, and safety laws and regulations. These laws and regulations govern matters such as the release, use, storage, and disposal of hazardous and toxic substances, such as asbestos, mold, radon gas, or lead, and unsafe or unhealthy conditions at hotels and other residential premises. Failure to comply with these laws, including any required permits or licenses, can result in substantial fines or possible revocation of our authority to conduct operations. Any impairment of our or our landlords’ authority to permit hospitality operations at our leased properties, due to these factors, could harm our reputation and revenue. We could also be liable under environmental, health, and safety laws for the costs of investigation, removal, or remediation of hazardous or toxic substances or unsafe or unhealthy conditions at our currently or formerly leased or managed properties, even if we did not know of or cause the presence or release of the substances or conditions, and even where this is contractually the responsibility of our landlord.

The presence or release of toxic, unhealthy, or hazardous substances or conditions at our properties could result in governmental investigations and third-party claims for personal injury, property or natural resource damages, business interruption or other losses, and costly disputes with our landlords and guests. For example, we have engaged in litigation with one of our landlords relating to the presence of toxic mold at one property, and we have faced expensive and disruptive claims relating to Legionella bacteria contamination in the water supply at another property, including lawsuits by guests. We expect to encounter claims, governmental investigations, and potential enforcement actions about property conditions and related matters in the future. These claims and the need to investigate, remediate, or otherwise address hazardous, toxic, or unsafe conditions could adversely affect our reputation, business, results of operations, financial condition, and cash flows. Environmental, health, and safety requirements have also become increasingly stringent, and our costs may increase as a result. New or revised laws and regulations or new interpretations of existing laws and regulations, such as those related to climate change, could affect the operation of our properties or result in significant additional expense and restrictions on our business operations.

We rely on our third-party landlords to deliver properties to us in a safe and suitable condition, and in most cases we do not undertake to independently verify the safety, suitability, or condition of the properties we lease. We expect to continue to rely on landlords to disclose information about their properties, though such disclosures may be inaccurate or incomplete, and to keep the properties in a safe and compliant condition in accordance with the terms of our leases and applicable law. If unsafe or unhealthy conditions are present or develop at our properties, our guests may be harmed, we may be subject to expensive and disruptive claims, and our reputation, business, results of operations, financial condition, and cash flows could be materially and adversely affected. In certain cases, we may undertake to terminate a lease based on a landlord’s failure to remediate an unsafe or unhealthy condition at the property, in which case we could be subject to costly litigation which could harm our business and operating results.

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

We depend on our key personnel and other highly skilled personnel, and if we fail to attract, retain, motivate, or integrate our personnel, our business, results of operations, financial condition, and cash flows could be adversely affected.

Our success depends to a significant degree on the continued service of our founders, senior management team, key technical, financial, and operations employees and other highly skilled personnel and on our ability to identify, hire, develop, promote, motivate, retain, and integrate highly qualified personnel for all areas of our organization. For example, we recently announced that Francis Davidson, one of our founders and our former Chief Executive Officer, resigned from the Company. We may not be successful in attracting and retaining qualified personnel to fulfill our current or future needs. In addition, all of our U.S.-based employees, including our management team, work for Sonder on an at-will basis, and there is no assurance that any such employee will remain with us. Competitors may be successful in recruiting and hiring members of our management team or other key employees, and it may be difficult to find suitable replacements on a timely basis, on competitive terms, or at all. If we are unable to attract and retain the necessary personnel, particularly in critical areas of our business, we may not achieve our strategic goals.

We face intense competition for highly skilled personnel in all areas of our business and there are several factors that may increase the competition for employees. To attract and retain top talent, we have had to offer, and we believe we will need to continue to offer, competitive compensation and benefits packages. Job candidates and existing personnel often consider the value of the equity awards they receive in connection with their employment. If the perceived value of our equity awards declines, including due to the decline in our stock price, our ability to attract and retain highly qualified personnel may be adversely affected.

Volatility or lack of performance in our stock price may also affect our ability to attract and retain employees. The value to employees of equity awards that vest over time may be significantly affected by decreases in our stock price (whether or not related to or proportional to our operating performance) and may at any time be insufficient to counteract more lucrative offers from other companies. We may face challenges in retaining and recruiting such individuals due to sustained declines in our stock price that could reduce the retention value of equity awards.

Our continued focus on operational efficiencies, particularly after previous restructurings and other initiatives, and the organizational changes that are expected to result from our new relationship with Marriott, may cause additional uncertainty among existing and prospective employees, which may make it more difficult to retain or attract highly qualified personnel for important roles. We may need to invest significant amounts of cash and equity to attract and retain new employees and expend significant time and resources to identify, recruit, train, and integrate such employees, and we may never realize returns on these investments. If we are unable to effectively manage our hiring needs, successfully integrate new hires, or effectively retain current employees, our efficiency, ability to meet forecasts, and employee morale, productivity, and retention could suffer, which could adversely affect our business, results of operations, financial condition, and cash flows.

We are subject to risks associated with the employment of hospitality personnel, particularly at locations that employ unionized labor, and the use of third-party guest services contractors.

Our hospitality employees and other guest services personnel are critical to our ability to add properties, operate our units, enhance the guest experience, and attract and retain guests. If our relationship with employees in any city, at any key property, or within our central guest services function, deteriorates for any reason, our reputation, guest relationships, and revenue may suffer, and we may incur costs to replace and retrain additional personnel or third-party contractors. In addition, many of our guest services representatives and housekeepers are employed by third-party agencies. Our business and reputation could be harmed in the event of any dispute with these agencies, or if their staff do not provide services that meet our or our standards and expectations. Guest services, live support for guest bookings, and our expenses may also be adversely affected by any event that disrupts the operations of our third-party contractors. For example, we have experienced disruptions to an outsourced service center due to natural disasters, which caused temporary delays in guest responses and other temporary disruptions in our operations. In addition, labor costs are a significant component of our operating expenses, and any increase in the cost of wages, benefits, or other employee-related costs could cause our results of operations and cash flow to be lower than anticipated. Certain cities have also adopted re-hiring ordinances and other requirements with respect to hotel and other hospitality employees, and these and other employment regulations may increase our costs and impair our operations.

Like other businesses in the hospitality industry, we may be adversely affected by organized labor activity. Certain of our non-U.S. employees are currently represented by labor unions or covered by a collective bargaining agreement and similar organized labor activity may occur at other locations. We cannot predict the outcome of any labor-related proposal or other organized labor activity. Increased unionization of our workforce or other collective labor action, new labor legislation, or changes in regulations could be costly, reduce our staffing flexibility, or otherwise disrupt our operations, and reduce our profitability. From time to time, hospitality operations may be disrupted because of strikes, lockouts, public demonstrations, or other negative actions and publicity involving employees and third-party contractors. We may also incur increased legal costs and indirect labor costs because of disputes involving our workforce. The resolution of labor disputes or new or renegotiated labor contracts could lead to increased labor costs, which are a significant component of our operating costs, either by increases in wages or benefits or by changes in work rules that raise operating costs.

We have identified and may again identify material weaknesses in our internal controls over financial reporting and may identify material weaknesses in the future or otherwise fail to maintain an effective system of internal controls, which may result in material misstatements of our consolidated financial statements or other adverse consequences.

We have identified material weaknesses in our internal controls over financial reporting as of December 31, 2024, which, if not remediated, could affect the reliability of our consolidated financial statements and have other adverse consequences. A material weakness is a deficiency, or a combination of deficiencies, in internal controls over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

We have identified material weaknesses in internal control over financial reporting as of December 31, 2024 related to:

•the process to capture and record lease agreements timely and accurately;
•the asset impairment matters;
•the process of identifying key metrics, which impact the accounting treatment and valuation of preferred stock; and
•deficiencies in the control activities, control environment and information and communication components of the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), relating to (a) establishing and consistently applying formal policies and procedures, and (b) hiring and training sufficient personnel to timely support our internal control objectives to ascertain whether the components of internal controls are present and functioning, as further described in Part II, Item 9A of this report.

Although we remain committed to taking actions to remediate these material weaknesses in our internal controls over financial reporting, including efforts to enhance our control environment, we can give no assurance that our efforts will succeed in remediating these deficiencies in internal controls over financial reporting or that additional material weaknesses in our internal controls over financial reporting will not be identified in the future.

Pursuant to the SEC rules that implement Section 404 of the Sarbanes-Oxley Act, we are required to make a formal assessment of the effectiveness of our internal controls over financial reporting, and once we cease to be an emerging growth company, we will be required to include an attestation report on internal controls over financial reporting issued by our independent registered public accounting firm. To achieve compliance with these requirements within the prescribed time period, we have engaged in a process to document and evaluate our internal controls over financial reporting, which is both costly and challenging. In this regard, we will need to continue to dedicate internal resources, potentially engage outside consultants, and adopt a detailed work plan to assess and document the adequacy of our internal controls over financial reporting, validate through testing that controls are functioning as documented, and implement a continuous reporting and improvement process for internal controls over financial reporting. Despite our efforts, there is a risk that we will not be able to conclude, within the prescribed time period or at all, that our internal controls over financial reporting is effective as required by Section 404 of the Sarbanes-Oxley Act. Moreover, our testing may reveal deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses.

Our failure to remediate any material weaknesses, and to implement and maintain effective internal controls over financial reporting, could result in errors in our consolidated financial statements, including errors that could result in a restatement of our consolidated financial statements, and could cause us to fail to meet our reporting obligations and result in other adverse consequences, such as violations of contractual or debt covenants, potential delisting from Nasdaq, SEC or other regulatory investigations, civil or criminal sanctions, or claims or litigation against us, any of which could diminish investor confidence in us, require the expenditure of additional resources, make it more difficult to raise capital, and cause a decline in the price of our common stock and Public Warrants.

If we fail to maintain effective disclosure controls, our ability to produce timely and accurate financial statements or comply with applicable regulations could be impaired, which may adversely affect investor confidence in us and, as a result, the market price of our common stock.

We are required to comply with the requirements of the Sarbanes-Oxley Act, including, among other things, that we maintain effective disclosure controls and procedures. We are continuing to develop and refine our disclosure controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file with the SEC is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that information required to be disclosed in reports under the Exchange Act is accumulated and communicated to our management, including our principal executive and financial officers. We have experienced delays in filing our reports with the SEC and may experience similar delays in the future.

As of December 31, 2024, our management concluded that our disclosure controls and procedures were not effective due to the existence of the material weaknesses described above. See Part II, Item 9A of this report for more information. Any failure to implement and maintain effective disclosure controls and procedures could cause investors to lose confidence in the accuracy and completeness of our financial statements and reports, which would likely adversely affect the market price of our publicly traded securities and could subject us to potential delisting from Nasdaq, SEC or other regulatory investigations, civil or criminal sanctions, or claims or litigation against us, any of which could diminish investor confidence in us, require the expenditure of additional resources, make it more difficult to raise capital, and cause a decline in the price of our common stock and Public Warrants.

We face risks related to the restatement of our previously issued consolidated financial statements and financial information, and that restatement and any future financial restatement or correction may adversely affect us.

We are subject to a number of additional risks and uncertainties which may affect investor confidence in the accuracy of our financial disclosures and may raise reputational issues for our business. We expect to continue to face many risks and challenges related to potential errors in future financial statements as the existence of unremedied material weaknesses may not be timely detected and may not prevent errors in future financial statements. The restatement process described in this report has required, and the evaluation of controls, require additional professional fees and internal resources, including management time and attention, which negatively impact our business and financial results. We are also subject to litigation or other claims, disputes, investigations, or proceedings, which may include, among others, claims invoking the federal and state securities laws, governmental investigations, or other claims, related to the above-described restatement, or to weaknesses or deficiencies in our internal controls over financial reporting or our other controls and procedures.

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

Because we were unable to timely file this Form 10-K, the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2025 (the “Q1 2025 Form 10-Q”), and certain other previous periodic reports with the SEC, we are not eligible to register the offer and sale of our securities using a registration statement on Form S-3 until we have timely filed all periodic reports required under the Exchange Act for one year. Should we wish to register the offer and sale of our securities to the public prior to the time we are eligible to use Form S-3, including for purposes of raising capital or permitting the resale of privately placed securities, we will be required to file a registration statement on Form S-1 and have it reviewed and declared effective by the SEC. Doing so would likely take longer than filing a registration statement on Form S-3 and increase our transaction costs, making it more difficult to execute any such transaction successfully and potentially harming our liquidity and financial condition. We have also been unable to have our resale registration statement on Form S-1 declared effective due to our delayed SEC filings. We will also need to file a post-effective amendment on Form S-1 to convert our previous Form S-3 registration statement with respect to resales of securities into a Form S-1, which may be reviewed and will need to be declared effective by the SEC. We cannot predict when we will regain eligibility to use Form S-3 or have an effective Form S-1, due in part to the uncertainties associated with our previously announced financial restatement process and the possibility of additional delays in our SEC filings.

Furthermore, our failure to timely file our periodic reports with the SEC resulted in the suspension of the availability of Form S-8 for issuances of shares pursuant to our equity incentive plans for employees and directors. For that reason, employees and directors have not been permitted to exercise outstanding stock options or receive unrestricted shares of our common stock pursuant to restricted stock units or other equity awards, and we will remain unable to grant other equity awards under our Form S-8 registration statements, until such time that we are deemed to have filed all reports and other materials required to be filed under the Exchange Act, including the Q1 2025 Form 10-Q. The suspension of our ability to utilize Form S-8 has adversely impacted employee morale, incentives, and recruitment, and if we fail to file future required reports, our ability to use Form S-8 for the above purposes will remain or again be suspended, which could adversely affect our business.

We rely on certain third-party services and technologies, and any defects or failures in these technologies or any inability to obtain or integrate third-party technologies could harm our business.

We rely on software and other technologies and services supplied by third parties to provide certain services to us and our guests, including internal communications, customer service communications, web hosting, payment processing of guest credit cards, fraud prevention, lease management, accounting and other internal functions, and other technologies employed to facilitate bookings and guest use and enjoyment of our properties, such as digital locks and streaming television services. As we increase the use of third-party systems in our business and as new technology is developed, the integration of our products and services with one another and other companies’ offerings creates an increasingly complex ecosystem that is also increasingly reliant on third parties. Our business may be adversely affected to the extent such software, services, and technologies contain errors or vulnerabilities, are compromised, experience outages, are depreciated or functionally reduced by vendors, or otherwise fail to meet expectations. Errors, outages, vulnerabilities, depreciation, and other issues with third-party software, services, and technologies have occurred in the past, and additional issues can be expected to occur in the future. Third-party vendors may also fail to provide timely and effective support. Our increasing reliance on third parties for technology development and support may also subject us to additional risks, including potential challenges in protecting our intellectual property rights in the related technology, and reduced control over the individuals working on our technology projects. Any of these risks could increase our costs and adversely affect our business, results of operations, financial condition, and cash flows.

Incorporating technology from third parties to operate our business can result in the infringement of intellectual property rights of others or in our suppliers and licensors in all jurisdictions in which we may operate. If we are unable to obtain or maintain rights to any of this technology because of intellectual property infringement claims brought by third parties against our suppliers and licensors or against us, our ability to operate some aspects of our business could be severely limited and our business could be harmed. In addition, some of our license agreements may be terminated by our licensors for convenience. If we are unable to obtain necessary technology from third parties, we may be forced to acquire or develop alternate technology, which may require significant time and effort and may be of lower quality or performance standards. This would limit and delay our ability to provide new or competitive offerings and increase our costs. In addition, we may be unable to enter into new agreements on commercially reasonable terms or develop our own technologies and amenities relying on or containing technology previously obtained from third parties. If alternate technology cannot be obtained or developed, we may not be able to offer certain functionality to our guests or manage our business as we had intended, which could adversely affect our business, results of operations, financial condition, and cash flows.

We rely on third-party payment processors to process payments, and if we cannot manage our relationships with such third parties and other payment-related risks, our business, results of operations, financial condition, and cash flows could be adversely affected.

We rely on third-party payment processors to process payments. If any of our third-party payment processors terminates its relationship with us or refuses to renew its agreement with us on commercially reasonable terms, we would need to find alternate payment processors, and we may not be able to secure similar terms or replace such payment processors in an acceptable time frame. Furthermore, the software and services provided by our third-party payment processors may fail to meet our expectations, contain errors or vulnerabilities, be compromised or experience outages. Any of these risks could cause us to lose our ability to accept online payments or other payment transactions or make timely payments to landlords, any of which could adversely affect our ability to attract and retain guests or disrupt our operations.

Nearly all payments made to us are made by credit card, debit card, or through a third-party payment service, which subjects us to certain regulations and to the risk of fraud. We may in the future offer new payment options to guests that may be subject to additional regulations and risks. We are also subject to a number of other laws and regulations relating to payments, including with respect to money laundering, money transfers, privacy, and information security, and these regulations may differ by locality and can be expected to change over time.

If our data or information technology systems, or those of third parties with whom we work, are or were again compromised, we could experience, and have in the past experienced, adverse consequences, including regulatory investigations or actions, litigation (including class claims), fines and penalties, disruptions of our business operations, reputational harm, loss of revenue or profits, loss of guest loyalty or sales, and other adverse consequences.

In the ordinary course of business, we and the third parties with whom we work collect, receive, store, process, generate, use, transfer, disclose, make accessible, protect, secure, dispose of, transmit, and share (collectively, “process”) personal data and other sensitive information, including proprietary and confidential business data, trade secrets, intellectual property, sensitive third-party data, business plans, transactions, and financial information (collectively, “sensitive data”). Cyberattacks, malicious internet-based activity, online and offline fraud, and other similar activities threaten the confidentiality, integrity, and availability of our sensitive information and information technology systems, and those of the third parties upon which we rely. Following the integration of our properties with Marriott’s platform and systems pursuant to the Marriott Agreement, the aforementioned third parties include Marriott, and any third parties whose technologies, services, or systems are incorporated into Marriott’s platform or systems or on which Marriott otherwise relies. Such threats are prevalent and continue to rise, are increasingly difficult to detect, and come from a variety of sources, including traditional computer “hackers,” threat actors, “hacktivists,” organized criminal threat actors, personnel (such as through theft or misuse), sophisticated nation states, and nation-state-supported actors. Some actors now engage and are expected to continue to engage in cyberattacks, including without limitation nation-state actors for geopolitical reasons and in conjunction with military conflicts and defense activities.

We and the third parties with whom we work are subject to a variety of evolving threats, including but not limited to social engineering attacks (including through phishing and so-called deep fake attacks), malicious code (such as viruses and worms), malware (including as a result of advanced persistent threat intrusions), denial-of-service and credential stuffing attacks, credential harvesting, personnel misconduct or error, ransomware attacks, supply-chain attacks, software bugs, server malfunctions, software or hardware failures, adware, telecommunications failures, earthquakes, fires, floods, and other similar threats. We have experienced targeted and organized phishing and account takeover attacks and may experience more in the future. Severe ransomware attacks are becoming increasingly prevalent and can lead to significant interruptions in our operations and ability to provide services to our guests, loss or unavailability of sensitive data and income, reputational harm, and diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to applicable laws or regulations prohibiting such payments or other challenges. It may be difficult and costly to detect, investigate, mitigate, contain, and remediate a security incident and our efforts to do so may not be successful. Actions taken by us or the third parties with whom we work to detect, investigate, mitigate, contain, and remediate a security incident could result in outages, data losses, and disruptions of our business. Threat actors may also gain access to other networks and systems after a compromise of our networks and systems. The foregoing risks are likely to increase as we expand our business, integrate our products and services with those of third parties or at new properties, and store and process more data, including personal data, and as the use of generative artificial intelligence may permit more automated and effective attacks. Our efforts to protect information from unauthorized access may be unsuccessful or may result in the rejection of legitimate attempts to book reservations, each of which could result in lost business and have a material adverse effect on our business, reputation, and results of operations.

Additionally, past or future business transactions (such as integrations of our systems and technologies with those of commercial partners or any businesses we may acquire) could expose us to additional cybersecurity risks and vulnerabilities. Among other things, our systems could be negatively affected by vulnerabilities present in the third-party systems and technologies, or created by the integration. Furthermore, we may discover security issues that were not found during our analysis of any third-party business partner, and it may be difficult to integrate our information technology environment and security program with those of other companies.

We rely on third parties and their technologies to operate critical business systems to process sensitive data in a variety of contexts, including, without limitation, cloud-based infrastructure, data center facilities, employee email, content delivery to guests, and other functions. We also rely on third parties to provide other products, services, or technologies. Our ability to monitor the adequacy and effectiveness of the information security practices of these third parties is limited. If the third parties experience a security incident or other interruption or disruption, we could experience adverse consequences. While we may be entitled to damages if those third parties fail to satisfy their privacy- or security-related obligations to us, any award may be insufficient to cover our damages or we may be unable to recover such award. In addition, supply-chain attacks have increased in frequency and severity, and we cannot guarantee that infrastructure of third-parties in our supply chain have not been compromised.

Any of the previously identified or similar threats could cause a security incident or other interruption that could result in unauthorized, unlawful, or accidental acquisition, modification, destruction, loss, alteration, encryption, unavailability, or disclosure of, or access to, our sensitive data or our information technology systems, or those of the third parties upon whom we rely. A security incident or other interruption or disruption could disrupt our ability (and that of third parties upon whom we rely) to provide our services.

Our security measures may not be successful in preventing security breaches and other incidents. We have previously experienced and may again experience security incidents that could result in unauthorized access to sensitive data. In addition, sensitive information about our company or guests could be leaked, disclosed, or revealed as a result of or in connection with the use of generative artificial intelligence technologies by our vendors, contractors, or employees. While we take steps designed to detect, mitigate, and remediate vulnerabilities in our information systems, we may not be able to detect and remediate all vulnerabilities on a timely basis or at all, in part because the threats and techniques used to exploit the vulnerability change frequently and are often sophisticated in nature. Therefore, such vulnerabilities could be exploited but may not be detected until after a security incident has occurred. These vulnerabilities may pose material risks to our business, including the risk that they result in material weaknesses in our internal controls over financial reporting. We may experience or identify additional security vulnerabilities. Further, we may experience delays in developing and deploying remedial measures designed to address any such identified vulnerabilities.

Security incidents, whether actual or perceived, experienced by us or third parties on whom we rely may result in adverse consequences, such as government enforcement actions (for example, investigations, fines, penalties, audits, and inspections), additional reporting requirements and/or oversight, restrictions on processing sensitive data (including personal data), litigation (including class claims), indemnification obligations, negative publicity, reputational harm, monetary fund diversions, interruptions in our operations (including availability of data), voluntary or mandatory notifications of guests, regulators, and other relevant stakeholders, the provision of credit monitoring and identity theft protection services or other potentially costly actions, lost revenues or other financial loss, and other similar harms. For example, in August 2023, a purported class action lawsuit was filed against the Company in connection with a previous security incident, asserting claims based on the Company’s alleged failure to secure and safeguard the personally identifiable information of the putative class, which was subsequently dismissed. Security incidents and attendant consequences may cause guests to stop using our services, deter new guests from using our services, and negatively impact our ability to grow and operate our business, including by damaging our reputation. We incur costs in an effort to detect and prevent security breaches and other security-related incidents and we expect our costs will increase as we make improvements to our systems and processes designed to prevent further breaches and incidents. In the event of a future breach or incident, we could be required to expend additional significant capital and other resources in an effort to prevent further breaches or incidents, which may require us to divert substantial resources. Moreover, we could be required or otherwise find it appropriate to expend significant capital and other resources to respond to, notify third parties of, and otherwise address the incident or breach and its root cause. These issues are likely to become more difficult to manage as we expand the number of jurisdictions where we operate and the number and variety of services we offer, as we integrate our systems and technologies with those of additional third parties, and as the tools and techniques used in such attacks become more advanced. Our insurance policies have coverage limits and deductibles and such insurance coverage may not be adequate to protect us from or mitigate liabilities and losses caused by security breaches or incidents or otherwise related to our data privacy, protection, and security obligations, and we cannot be sure that such coverage will pay future claims or will continue to be available on commercially reasonable terms or at all. Additionally, our contracts may not contain limitations of liability, and even where they do, there can be no assurance that limitations of liability in our contracts are sufficient to protect us from liabilities, damages, or claims related to our data privacy, protection, and security obligations.

System capacity constraints or operational failures could materially adversely affect our business, results of operations, financial condition, and cash flows.

We have experienced rapid growth in consumer traffic to our website and usage of our app, and our portfolio of properties has grown and diversified. If our technologies, systems, and network infrastructure cannot be expanded, are not scaled to cope with increased demand, or fail to perform, we could experience unanticipated disruptions in bookings and guest service, slower response times, decreased guest satisfaction, and delays in our operations.

In the event of certain system failures, we may not have back-up systems, or may be unable to switch to back-up systems immediately, and the time to full recovery could be prolonged. We have experienced system failures from time to time, including failures of important guest-facing systems such as keyless entry systems. In addition to placing increased burdens on our engineering staff, these outages can create a significant number of guest issues and complaints that need to be resolved by our guest services team. Any unscheduled interruption in our service could result in an immediate and significant loss of revenue, an increase in guest support costs (including refunds and reimbursements), harm our reputation, and could result in some consumers switching to competitors or making claims against us. If we experience frequent or persistent system failures, our brand and reputation could be permanently and significantly harmed, and our business, results of operations, financial condition, and cash flows could be materially adversely affected. Our ongoing efforts to increase the reliability of our systems may be expensive and may not be completely effective in reducing the frequency or duration of unscheduled downtime or in system errors affecting guest experience or our operations. We do not carry business interruption insurance sufficient to compensate us for all losses that may occur.

We use both internally developed systems and third-party systems to operate our mobile app, website, and other critical infrastructure, including transaction and payment processing, financial and accounting systems, and certain technology-enabled features at guest properties, with systems provided by both commercial software providers and Marriott. If the number of users of our systems increases substantially, or if critical internally developed or third-party systems stop operating as designed, we or our providers may need to significantly upgrade, expand, or repair such systems and other infrastructure. We or our providers may not be able to upgrade these systems and infrastructure to accommodate such conditions in a timely manner and our systems could be impacted for a meaningful period of time, which could materially adversely affect our business, results of operations, financial condition, and cash flows. The software underlying our services is highly complex and may contain undetected errors or vulnerabilities, some of which may only be discovered after the code has been released. Any errors or vulnerabilities discovered in the codes used after release could result in damage to our reputation, loss of guests, disruption to our sales channels, loss of revenue, or liability for damages, any of which could adversely affect our growth prospects and business.

Supply chain interruptions may increase our costs or reduce our revenues.

We depend on beneficial vendor relationships and the effectiveness of our supply chain management systems to ensure reliable and sufficient supply, on reasonably favorable terms, of materials used in our renovation, building openings, and operating activities, such as furniture, linens, unit decor and appliances, lighting, security equipment, and consumables. The materials we purchase and use in the ordinary course of our business are sourced from a wide variety of suppliers around the world, including Vietnam, China, India, and the United States. We have experienced and may again experience disruptions in our supply chain, including those that result from public health crises, weather-related events, natural disasters, trade restrictions, tariffs, cyberattacks, increases in interest rates, inflationary pressures, border controls, acts of war, terrorist attacks, third-party strikes, work stoppages or slowdowns, shipping capacity constraints, supply or shipping interruptions, or other factors beyond our control. In the event of disruptions in our existing supply chain, the labor and materials we rely on may not be available at reasonable rates or at all. In some cases, we may rely on a single source for procurement of furniture or other supplies in a given region. Our supply chain also depends on third-party warehouses and logistics providers. Any disruption in the supply, storage, or delivery of materials to our properties could disrupt operations at our existing locations or significantly delay our opening of a new location, which may cause harm to our reputation and results of operations.

We may be subject to liability claims and our insurance may be inadequate to cover our losses.

We are subject to various types of liability claims in the operation of our business. Despite the procedures, systems, and internal controls we have implemented to avoid or mitigate risks, we have experienced and may experience additional claims and incur liabilities, whether through a weakness in these procedures, systems and internal controls, or because of negligence or the willful act of an employee, contractor, guest, or other third-party. Our insurance policies may be inadequate to cover the potentially significant losses that may result from claims arising from incidents related to our units or leased properties, guest or employee acts or omissions, disruptions in our service, including those caused by cybersecurity incidents, failures or disruptions to our infrastructure, catastrophic events, and disasters, or otherwise. In addition, such insurance may not be available to us in the future on economically reasonable terms or at all, and insurance may not cover all claims made against us and related costs.

Our business is subject to the risks of natural disasters, geopolitical conflicts, public health concerns, and other catastrophic events.

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

Public health concerns and related governmental and business responses had, and may again have, an adverse effect on our customers, employees, landlords and other potential business partners, and our operations. For example, public health concerns and efforts to mitigate the spread of infectious diseases have caused severe economic disruptions around the world as governments, public institutions, and other organizations imposed or recommended, at various times and degrees, restrictions on a wide array of activities, including travel and in-person gatherings, mandatory vaccination requirements, quarantines, and lock-downs. Disease outbreaks have drastically reduced and may again drastically reduce demand for accommodations, adversely impact guest services, and require us to take drastic steps to reduce operating costs, including phasing units from our portfolio and laying off or furloughing employees. Similar actions that may be taken in response to any future public health crisis may adversely impact our business, operations, growth, and financial results.

Our technology contains third-party open-source software components, and failure to comply with the terms of the underlying open source software licenses could restrict our ability to operate as intended or could increase our costs.

Our technology contains software modules licensed to us by third-party authors under “open source” licenses. Use and distribution of open-source software may entail greater risks than use of third-party commercial software, as open source licensors generally do not provide support, warranties, indemnification or other contractual protections regarding infringement claims or the quality of their products. In addition, the public availability of such software may make it easier for others to compromise our technology.

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

Our intellectual property is important to our success. We rely on a combination of trademark, copyright, and trade secret laws, employee, and third-party non-disclosure and invention assignment agreements, and other methods to protect our intellectual property. However, these only afford limited protection, and unauthorized parties may attempt to copy aspects of our services, technology, mobile app, algorithms, or other features and functionality, or to use information that we consider proprietary or confidential. There can be no assurance that any of our intellectual property will be protectable by patents and any unsuccessful efforts to obtain patent protection may harm our business. In addition, the laws of some foreign countries do not protect proprietary rights to the same extent as do the laws of the United States. There can be no assurance that the steps taken by us to protect our proprietary rights will be adequate or that third parties will not infringe or misappropriate our trademarks, copyrights, and similar proprietary rights. We endeavor to defend our intellectual property rights diligently, but intellectual property litigation is expensive, time-consuming, and may divert managerial attention and resources from our business objectives. We may not be able to successfully defend our intellectual property rights, which could have a material adverse effect on our business, brand, and results of operations.

From time to time and in the ordinary course of business, we have been and may be subject to legal proceedings and claims relating to the intellectual property rights of others, and we expect that third parties will continue to assert intellectual property claims, in particular trademark claims, against us, particularly as we expand the complexity and scope of our business. Successful claims against us could result in a significant monetary liability or prevent us from operating our business, or portions of our business. In addition, resolution of claims may require us to obtain licenses to use intellectual property rights belonging to third parties, which may be expensive to procure, or to cease using those rights altogether. Any of these events could have a material adverse effect on our business, results of operations, financial condition, and cash flows.

We expend resources relating to the opening, operation, and maintenance of our leased properties, which may be higher than anticipated.

We typically devote resources to prepare a newly leased property for its initial guests and to keep our leased properties in a safe and attractive condition and in compliance with applicable laws and regulations. We may be required to expend substantial resources to remedy any noncompliance at our leased properties, or to defend against complaints of noncompliance, even if they lack merit. Although we endeavor to have the landlord or developer bear the out-of-pocket opening costs, we are sometimes responsible for all or a portion of these costs. Even where landlords and developers are contractually responsible for some costs, they have in the past and may in the future dispute or fail to comply with their obligations. In addition, while the majority of our leases require landlords to bear responsibility for the repair and maintenance of building structures and systems, at times we are responsible for some of these obligations, and in most cases, we are responsible for the repair and maintenance of damage caused by our guests. Our leases may also require that we return the space to the landlord at the end of the lease term in essentially the same condition it was delivered to us, which may require repair work. The costs associated with our building openings, repair, and maintenance may be significant and may vary from our forecasts. Additionally, failing to comply with the requirements of applicable laws and regulations could subject us to fines, penalties, injunctive action, costly legal proceedings, an award of damages to private litigants, mandated capital expenditures to remedy such noncompliance, reputational harm, and other business effects that could materially and adversely affect our brand and results of operations

We also periodically refurbish some of our units to keep pace with the changing needs of our guests and to maintain our brand and reputation. Although we include estimated refurbishments in our business and financial planning, refurbishments may result in lost revenues at the affected unit, be more costly and time-consuming than expected, impair guest experience, and otherwise adversely affect our results of operations, financial condition, and cash flows.

Our properties are concentrated in a limited number of cities, which increases our exposure to local factors affecting demand or hospitality operations.

Our operations are relatively concentrated in a limited number of cities, and we expect that the majority of our operations will continue to be concentrated in a limited number of cities. As of December 31, 2024, our five largest cities (New York City, Dubai, Montreal, Miami, and London) accounted for approximately 37% of our Live Units, and our 10 largest cities accounted for approximately 60% of our Live Units. Geographic concentration magnifies the risk to us of localized economic, political, public health, and other conditions such as natural disasters. Civil unrest, public health crises, unusual weather, natural disasters, or other factors affecting travel to these cities or other markets in which we are expanding, as well as changes in local competitive conditions and regulations affecting the hospitality industry, may have a disproportionate negative effect on our revenue and on our ability to secure sufficient staffing, supplies, or services for our largest markets.

We are exposed to fluctuations in currency exchange rates.

Since we conduct a portion of our business outside the United States but report our results in U.S. dollars, we face exposure to adverse movements in currency exchange rates, which may cause our revenue and operating results to differ materially from expectations. In addition, fluctuation in our mix of U.S. and foreign currency denominated transactions may contribute to this effect as exchange rates vary. Moreover, as a result of these exchange rate fluctuations, revenue, cost of revenue, operating expenses, and other operating results may differ materially from expectations when translated from the local currency into U.S. dollars upon consolidation. For example, if the U.S. dollar strengthens relative to foreign currencies, our non-U.S. revenue would be adversely affected when translated into U.S. dollars. Conversely, a decline in the U.S. dollar relative to foreign currencies would increase our non-U.S. revenue when translated into U.S. dollars. As exchange rates vary, revenue, cost of revenue, operating expenses, and other operating results, may differ materially from expectations. In addition, our revenue and operating results are subject to fluctuation if our mix of U.S. and foreign currency denominated transactions and expenses changes in the future. We do not currently have hedging arrangements to manage foreign currency exposure. If we do enter into such arrangements in the future, such activity may not completely eliminate fluctuations in our operating results.

If we are unable to introduce new or upgraded amenities, services, or features that guests recognize as valuable, we may fail to attract guests, property developers, and landlords. Our efforts to develop new and upgraded services and amenities could require us to incur significant costs and losses.

In order to continue to attract new guests and generate repeat bookings from previous guests, and to attract property developers, and landlords, we will need to continue to invest in the development of new amenities, services, and features that add value to the Sonder brand and differentiate us from our competitors, including those we develop ourselves or obtain from third parties. The success of any new amenity, service, or feature depends on several factors, including its timely completion, strategic introduction, and market acceptance, all of which remain subject to various uncertainties. If guests, property developers, and landlords do not recognize the value of the new amenities, services, or features, they may choose not to engage with us.

Developing and delivering these new or upgraded amenities, services, and features is costly and involves inherent risks and difficulties. Consumer preferences for interior design and furnishings and technology-related services are subject to frequent change. Technology development efforts may be unsuccessful and any new features or services offered to guests through our website or app may be difficult to manage or maintain. In addition, some new or upgraded amenities, services, and features may be difficult for us to continue to market, require additional regulatory permits and personnel, subject us to additional liabilities, and involve unfavorable pricing or fees. Further, the efforts required to develop, integrate, launch, and maintain new amenities, services, and features could divert resources away from other projects and initiatives. We cannot guarantee that such efforts will succeed or that new or upgraded amenities, services, and features will work as intended, provide their expected value, or result in a positive return on investment.

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

Our corporate structure and intercompany arrangements cause us to be subject to the tax laws of various jurisdictions and we could be obligated to pay additional taxes, which could materially adversely affect our business, results of operations, financial condition, cash flows, and prospects.

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

In addition, the Organization for Economic Co-operation and Development (“OECD”) issued final action items or proposals related to its initiative to combat base erosion and profit shifting (“BEPS”). One BEPS proposal redefines a “permanent establishment” under treaty tax law, and changes how profits would be attributed to the permanent establishment. The OECD also introduced a framework, referred to as Pillar Two, which contemplates a global minimum effective tax rate of 15% for companies with revenue exceeding a minimum threshold and was implemented by the Council of the European Union and its member states and has been implemented or considered for implementation by other jurisdictions. However, the current administration has withdrawn support for Pillar Two and Pillar Two does not currently apply to the Company. Some of the BEPS and related proposals, and changes in reaction to such proposals, if applicable in the countries where we do business, could increase the burden and costs of our tax compliance and our global effective tax rate if they become applicable to us.

We currently collect and remit applicable sales taxes and other applicable transaction taxes in jurisdictions where we, through our employees or economic activity, have a presence and where we have determined, based on applicable legal precedents, that sales of travel accommodations are classified as taxable. We do not currently collect and remit state and local excise, utility user, or transfer taxes, fees, or surcharges in jurisdictions where we believe we do not have sufficient “nexus.” There is uncertainty as to what constitutes sufficient nexus for a state or local jurisdiction to levy taxes, fees, and surcharges on sales made over the Internet, and there is also uncertainty as to whether our characterization of our traveler accommodations in certain jurisdictions will be accepted by state and local tax authorities. For example, in January 14, 2025, the Upper Tribunal in the United Kingdom ruled that Sonder Europe was required to account for value added taxes (“VAT”) on the full value of its supplies to travelers. While we intend to appeal this decision, if our appeal is unsuccessful, our tax situation in the United Kingdom could be adversely affected.

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

Our ability to use net operating loss (“NOL”) carryforwards and other tax attributes may be limited due to prior and potential future ownership changes.

Our net operating loss (“NOL”) carryforwards are subject to review and possible adjustment by the Internal Revenue Service (the “IRS") and state and foreign tax authorities, and our ability to use such NOLs and other tax attributes may be subject to an annual limitation due to ownership change limitations provided by the U.S. Internal Revenue Code of 1986, as amended (the “Code”) and similar state provisions. In general, under Sections 382 and 383 of the Code, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change NOLs or tax credits to offset future taxable income or taxes. For these purposes, an ownership change generally occurs where the aggregate stock ownership of one or more stockholders or groups of stockholders who own at least 5% of a corporation’s stock increases their ownership by more than 50 percentage points over their lowest ownership percentage within a specified testing period.

We believe we have undergone an ownership change in the past, and we may undergo one or more ownership changes in the future. If our ability to use our historical NOLs or credits is materially limited due to prior or potential future ownership changes, it would harm our future operating results by effectively increasing our future tax obligations. Section 382 and 383 of the Code would apply to all net operating loss and tax credit carryforwards, whether the carryforward period is indefinite or not. If we earn taxable income, such limitations could result in increased future tax liability to us, and our future cash flows could be adversely affected.

Failure to comply with anti-bribery, anti-corruption laws and similar laws, could subject us to penalties and other adverse consequences.

We are subject to the FCPA, the U.S. Travel Act, the United Kingdom Bribery Act 2010, and possibly other anti-bribery and anti-corruption laws in countries outside of the United States in which we conduct activities. Anti-corruption and anti-bribery laws have been enforced aggressively in recent years and are interpreted broadly to generally prohibit companies, their employees, agents, representatives, business partners, and third-party intermediaries from authorizing, offering, or providing, directly or indirectly, improper payments or benefits to recipients in the public or sometimes the private sector.

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

In many cases, our business activities are subject to U.S. and international import and export control laws and regulations including trade and economic sanctions maintained by the Office of Foreign Assets Control. For example, restrictions may exist on our ability to provide services to persons located in certain U.S. embargoed or sanctioned countries or listed on certain lists of sanctioned persons. U.S. and other international authorities recently imposed, and may further impose, sanctions related to the military conflict between Russia and Ukraine. Additionally, the import of furniture used in various properties must be conducted in accordance with applicable import laws and regulations. While we have policies and procedures in place designed to ensure compliance with sanctions and trade restrictions and other applicable laws, our employees, contractors, partners, and agents may take actions in violation of such policies and applicable law, for which we may be ultimately held responsible. If we were to fail to comply with such import or export control laws and regulations, trade and economic sanctions, or other similar laws, we could be subject to both civil and criminal penalties, including substantial fines, possible incarceration for employees and managers for willful violations, damage to our reputation, and the possible loss of export or import privileges, any of which could have a material and adverse impact on our business, results of operations, financial condition, and cash flows.

Risks Related to Government Regulation

Unfavorable changes in government regulations or taxation of the short-term and long-term rental, Internet, and e-commerce industries could harm our operating results.

We operate in markets throughout the world and are subject to various regulatory and taxation requirements of the jurisdictions in which we operate. Our regulatory compliance efforts are burdensome because each local jurisdiction has different requirements, including with respect to zoning, licensing, permitting, sanitation, accessibility, taxes, employment, labor and health and safety, and regulations in the industry are constantly evolving. Compliance requirements that vary significantly from jurisdiction to jurisdiction reduce our ability to achieve economies of scale, add compliance costs, and increase the potential liability for compliance deficiencies. Additionally, laws or regulations that increase our costs, require changes in our business practices, or otherwise harm our business could be adopted, or interpreted in a manner that affects our activities, including but not limited to the regulation of personal and consumer information, consumer advertising, labor laws, accessibility, health and safety, taxation, and real estate, hotel licensing, and zoning requirements. Violations or new interpretations of these laws or regulations may result in penalties, disrupt our ability to operate existing properties or to develop new ones, negatively impact our guest relations or operations in other ways, increase our expenses, and damage our reputation and business. Even when we are in compliance with applicable laws, a suspected violation of these laws or regulations can temporarily disrupt our ability to operate existing properties, negatively impact our guest relations or operations in other ways, damage our reputation and business, and result in loss of revenues, even if the matter is ultimately resolved in our favor.

In addition, there have been, and continue to be, regulatory developments that affect our ability to offer units for specified durations or in certain neighborhoods. For example, some municipalities have adopted ordinances that limit our ability to offer certain properties to guests for fewer than a stated number of consecutive nights, such as 30 nights, or for more than an aggregate total number of nights per year, and other cities may introduce similar regulations, including after we have already leased properties and booked guests. The regulation of short-term rentals and related government enforcement efforts have been increasing in scope and intensity in many cities, often due to government concerns about affordable housing or over-tourism, or due to pressures from private groups such as neighborhood associations. Even where we operate in compliance with existing regulations, local groups or governments have occasionally argued that we should comply with additional or different requirements, and similar developments can be expected in the future. Any such developments could reduce our revenues by limiting our ability to open or continue operating at certain properties or in certain cities, damage our reputation with landlords and others, result in expensive and disruptive disputes or regulatory proceedings, or require burdensome changes to our operations. In addition, many of the fundamental statutes and regulations that impose taxes or other obligations on travel and hospitality companies were established before the growth of the Internet and e-commerce, which creates a risk of these laws being used in ways not originally intended that could harm our business. These and other similar new and newly interpreted regulations could increase our costs, require us to reduce or even cease operations in certain locations, reduce the diversity and number of units available for us to lease and offer to guests, and otherwise harm our business and operating results.

From time to time, we have been involved in and expect to continue to become involved in challenges to or disputes with government agencies regarding interpretations of laws and regulations. New, changed, or newly interpreted or applied laws, statutes, rules, regulations or ordinances, could also increase landlords’ compliance, operating and other costs. This, in turn, could deter landlords from renting their properties to us, negatively affect lease renewals, impair landlords’ ability or willingness to repair and maintain leased properties, or increase costs of doing business. Any or all of these events could adversely impact our business and financial performance.

We will continue to incur increased costs and demands upon management as a result of complying with the laws and regulations affecting public companies, which could adversely affect our business, results of operations, financial condition, and cash flows. In addition, key members of our management team have limited experience managing a public company.

We incur substantial legal, accounting, and other expenses as a public company, and these expenses may increase even more after we are no longer an “emerging growth company.” For example, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, the rules and regulations of the SEC, and the listing standards of Nasdaq. Our management and other employees devote a substantial amount of time to comply with these requirements and we expect these rules and regulations to substantially increase our legal and financial compliance costs. For example, these rules and regulations make it more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to maintain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our Board of Directors (the “Board”), particularly to serve on our audit committee and compensation committee, or as our executive officers. In addition, we have expended, and anticipate that we will continue to expend, significant resources in order to maintain and improve the effectiveness of our disclosure controls and procedures and internal controls over financial reporting.

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

We and the third parties with whom we work are subject to stringent and evolving U.S. and foreign laws, rules, contractual obligations, industry standards, policies, and other obligations relating to data privacy, protection, and security. Any actual or perceived failure to comply with such obligations has and could again result in adverse consequences, including but not limited to regulatory investigations or actions, litigation (including class claims), fines and penalties, disruptions of our business operations, reputational harm, loss of revenue or profits, loss of customers or sales, and other adverse business consequences.

Our data processing activities subject us to numerous data privacy, protection, and security obligations, such as various laws, regulations, guidance, industry standards, external and internal privacy and security policies, contractual requirements, and other obligations relating to data privacy and security.

In the United States, federal, state, and local governments have enacted numerous data privacy and security laws, including data breach notification laws, personal data privacy laws, consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act), and other similar laws. In the past few years, numerous U.S. states, including states in which we operate, have enacted comprehensive privacy laws that impose certain obligations on covered businesses, including providing specific disclosures in privacy notices and giving residents certain rights concerning their personal data. Such rights may include the right to access, correct, or delete certain personal data, and to opt-out of certain data processing activities, such as targeted advertising, profiling, and automated decision-making. The exercise of these rights may adversely impact our business and ability to provide our services. Certain states also impose stricter requirements for processing certain personal data, including sensitive information, such as conducting data privacy impact assessments. These state laws allow for statutory fines for noncompliance. For example, the CCPA applies to personal data of consumers, business representatives, and employees, and requires businesses to provide specific disclosures in privacy notices and honor requests of California residents to exercise certain privacy rights. The CCPA provides for civil penalties per violation and allows private litigants affected by certain data breaches to recover significant statutory damages. Similar laws have been enacted or are being considered in several other states, as well as at the federal and local levels, and we expect more states to pass similar laws in the future. These developments may further complicate compliance efforts and increase legal risk and compliance costs for us and the third parties upon whom we rely.

Outside the United States, an increasing number of laws, regulations, and industry standards govern data privacy, protection, and security, and our collection, processing, and security of data may be subject to these laws, regulations, and industry standards. For example, the GDPR imposes strict requirements for processing personal data. In Canada, the PIPEDA, Canada’s Anti-Span Legislation, and various related provincial laws may apply to our operations. The penalties for violation of these international laws, regulations, and industry standards can be severe.

In the ordinary course of business, we may transfer personal data from Europe and other jurisdictions to the United States or other countries. Europe and other jurisdictions have enacted laws requiring data to be localized or limiting the transfer of personal data to other countries. In particular, the European Economic Area (“EEA”) and the UK have significantly restricted the transfer of personal data to the United States and other countries whose privacy laws they believe are inadequate. Other jurisdictions may adopt similarly stringent interpretations of their data localization and cross-border data transfer laws. Although there are currently various mechanisms that may be used to transfer personal data from the EEA and UK to the United States in compliance with law, such as the EEA’s standard contractual clauses, the UK’s International Data Transfer Agreement / Addendum, and the EU-U.S. Data Privacy Framework, these mechanisms are subject to legal challenges, and there is no assurance that we can satisfy or rely on these measures to lawfully transfer personal data to the United States. If there is no lawful manner for us to transfer personal data from the EEA, the UK or other jurisdictions to the United States, if we fail to comply with the requirements for a legally-compliant transfer or such requirements are too onerous, we could face significant adverse consequences, including the interruption or degradation of our operations, the need to relocate part of or all of our business or data processing activities to other jurisdictions at significant expense, increased exposure to regulatory actions, substantial fines and penalties, the inability to transfer data and work with partners, vendors, and other third parties, and injunctions against our processing or transferring of personal data necessary to operate our business. Additionally, companies that transfer personal data out of the EEA and UK to other jurisdictions, particularly to the United States, are subject to increased scrutiny from regulators, individual litigants, and activist groups. Some European regulators have ordered certain companies to suspend or permanently cease certain transfers out of Europe for allegedly violating the GDPR’s cross-border data transfer limitations.

We could be adversely affected if legislation or regulations are expanded to require changes in our business practices or if governing jurisdictions interpret or implement their legislation or regulations in ways that negatively affect our business, results of operations, financial condition, and cash flows. For example, federal, state, and international governmental authorities continue to evaluate the privacy implications inherent in the use of third-party “cookies” and other methods of online tracking for behavioral advertising and other purposes. The United States and foreign governments have enacted, have considered, or are considering legislation or regulations that could significantly restrict the ability of companies and individuals to engage in these activities, such as by regulating the level of consumer notice and consent required before a company can employ cookies or other electronic tracking tools or the use of data gathered with such tools. For example, in the EEA and the UK, regulators are increasingly focusing on compliance with requirements related to the targeted advertising ecosystem. European regulators have issued significant fines in certain circumstances where the regulators alleged that appropriate consent was not obtained in connection with targeted advertising activities. In the United States, the CCPA grants California residents the right to opt-out of a company’s sharing of personal data for advertising purposes in exchange for money or other valuable consideration and requires covered businesses to honor user-enabled browser signals from the Global Privacy Control. Additionally, some providers of consumer devices and web browsers have implemented, or announced plans to implement, means to make it easier for Internet users to prevent the placement of cookies or to block other tracking technologies, which could, if widely adopted, result in the use of third-party cookies and other methods of online tracking becoming significantly less effective. Regulation of the use of these cookies and other online tracking and advertising practices, or a loss in our ability to make effective use of services that employ such technologies, could increase our costs of operations, and limit our ability to track trends, optimize our services, or acquire new guests on cost-effective terms and consequently, materially adversely affect our business, results of operations, financial condition, and cash flows. As a result, we may be required to change the way we market our accommodations and services.

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

Regulators and legislatures at the local, state, and national level are also taking an increased interest in regulating the collection and use of biometric data, which plays an important role in our trust and safety processes. Specifically, the third parties that provide the identity verification process for us may use facial geometry data to verify that a guest’s selfie picture matches the photograph on the government-issued identification provided by the guest, similar to a front desk worker at a traditional hotel visually comparing a guest’s government identification to the guest’s face. Legislation such as the EU GDPR and the Illinois Biometric Information Privacy Act (“BIPA”), as well as other U.S. and foreign laws and regulations, place tight regulation on the collection, use, and sharing of biometric information, as well as requirements for notice and consent from individual data subjects. Violations of these laws may result in significant fines, damages, and other penalties. For example, BIPA provides for substantial penalties and statutory damages and has generated significant class action activity, and the cost of litigating and settling any claims that we have violated BIPA or similar laws could be significant. New laws and regulations regarding the collection, use, and sharing of biometric data have also recently been proposed or enacted in other states, and the eventual impact of those laws and regulations on Sonder’s operations remains uncertain. A failure, or alleged or perceived failure, by us to comply with these requirements could adversely affect our reputation, brand, and business, and may result in claims, proceedings, or actions against us by governmental entities or private litigants or require us to change our operations and/or our ability to ensure the safety of our guests, which could adversely affect our reputation or require us to make significant investments in new technologies or processes.

Additionally, our employees and personnel use generative artificial intelligence (“AI”) technologies to perform their work, and the use, disclosure and other processing of personal data by or with generative AI technologies is subject to various privacy laws and other privacy obligations. Governments have passed and are likely to pass additional laws regulating generative AI. Our use of this technology could result in additional compliance costs, regulatory investigations and actions, and lawsuits. We use AI and machine learning (“ML”) to assist us in making certain decisions, which is regulated by certain laws and regulations. Due to inaccuracies or flaws in the inputs, outputs, or logic of AI or ML, the model could be biased and could lead us to make decisions that could bias certain individuals (or classes of individuals), and adversely impact their rights, employment, and ability to obtain certain pricing, products, services, or benefits. If we are unable to use AI or ML, or face substantial restrictions or compliance burdens in connection with our doing so, it could make our business less efficient and result in competitive disadvantages.

The EU also has implemented new and revised laws and regulations relating to cybersecurity, including the Network and Information Security Directive II (“NIS2”), adopted in 2023, which aims to enhance cybersecurity across critical infrastructure and essential services in the EU. NIS2 provides for all EU member states to have issued implementing legislation by October 2024; however, several EU member states have not finalized their respective legislation and guidance. We may incur substantial expense in complying with obligations under laws and regulations relating to data privacy, protection, and security in the EU, United Kingdom, and other jurisdictions, and we may be required to make significant changes in our business operations, all of which may adversely affect our revenues and our business overall.

Obligations related to data privacy, protection, and security (and expectations from consumers) are quickly changing, becoming increasingly stringent, and creating uncertainty. Additionally, these obligations may be extremely complex, and subject to different and inconsistent applications and interpretations. Preparing for and complying with these obligations requires us to devote significant resources, which may necessitate changes to our services, information technologies, systems, and practices and to those of any third parties that process personal data on our behalf. We may at times fail (or be perceived to have failed) in our efforts to comply with our data privacy, protection, or security obligations. Moreover, despite our efforts, our personnel or third parties on whom we rely may fail to comply with such obligations, which could negatively impact our business operations. If we or the third parties with whom we work fail, or are perceived to have failed, to address or comply with applicable data privacy, protection, or security obligations, we could face significant consequences, including (but not limited to) government enforcement actions (e.g., investigations, fines, penalties, audits, and inspections), litigation (including class-action claims) and mass arbitration demands, additional reporting requirements and oversight, indemnification obligations, bans on processing personal data or credit cards, and orders to destroy or not use personal data. For example, in August 2023, a purported class action lawsuit was filed against the Company asserting claims based on the Company’s alleged failure to secure and safeguard the personally identifiable information of the putative class, which was subsequently dismissed. Additionally, plaintiffs have become increasingly active in bringing privacy- and security-related claims against companies, including class claims and mass arbitration demands. Some of these claims allow for the recovery of statutory damages on a per violation basis, and, if viable, carry the potential for significant statutory damages, depending on the volume of data and the number of violations. Any of these events could have a material adverse effect on our reputation, business, results of operations, financial condition, and cash flows.

Failure to comply with consumer protection, marketing and advertising laws, including with regard to direct marketing and internet marketing practices, could result in fines or place restrictions on our business.

Our business is subject to various laws and regulations governing consumer protection, advertising, and marketing. We have encountered and may continue to encounter governmental and private party investigations and complaints in areas such as the clarity, transparency, accuracy, and presentation of information on our website or in third-party listings of our properties, which are common in our industry. In addition, our marketing activities will be subject to various laws and regulations in the U.S. and internationally that govern online and other direct marketing and advertising practices. For example, the Telephone Consumer Protection Act of 1991 (“TCPA”) imposes specific requirements on communications with customers and various consumer consent requirements and other restrictions on certain communications with consumers by phone, fax or text message. TCPA violations can result in significant financial penalties, including penalties or criminal fines imposed by the Federal Communications Commission or fines of up to $1,500 per violation imposed through private litigation or by state authorities. Our marketing activities could be restricted, our guest relationships and revenues could be adversely affected, and our costs could increase, due to changes required in our marketing, listing, or booking practices, or any investigations, complaints, or other adverse developments related to these laws and regulations.

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

In accordance with ASC Topic 205-40, Going Concern, the Company’s management evaluates whether there are certain conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern. This evaluation includes considerations related to the Company’s forecasted liquidity and cash consumption requirements for one year from the date of issuance of our consolidated financial statements included in this Annual Report on Form 10-K.

As discussed in Note 17, Subsequent Events, to the consolidated financial statements included in this Annual Report on Form 10-K, the Company has, throughout 2025, announced certain financing and investment arrangements. While the 2025 actions discussed in Note 17, Subsequent Events demonstrate a series of material steps taken to improve the Company’s financial condition, the Company has a history of net losses and negative operating cash flows and expects to continue to incur additional losses in the near future. Although the Company continues to pursue a strategy to realize improved operations, including anticipated improvements from integration through the Marriott Agreement, the timing of realization cannot be guaranteed to ensure liquidity is available when needed to meet the Company’s obligations. As a result of these considerations, the Company’s liquidity may be insufficient to meet its obligations for at least one year from the date of issuance of these financial statements, which raises substantial doubt about the Company’s ability to continue as a going concern.

Management’s plans to address the substantial doubt about the Company’s ability to continue as a going concern, as described above, include the following actions:

•engaging a financial advisor to assist in identifying and securing strategic alternatives and financing arrangements,
•continuing to focus on identifying and executing cost optimization initiatives;
•continuing to execute our portfolio optimization program to mitigate losses related to certain underperforming properties and to assess the Company’s portfolio of rents relative to current operations and existing market rents; and
•improving its financial performance through the potential to increase revenue by integrating with Marriott’s commercial engine and deliver costs savings.

There can be no assurances of the Company’s ability to realize these plans. As a result, these conditions raise substantial doubt about the Company’s ability to continue as a going concern for at least one year from the date of issuance of these financial statements.

There may be adverse impacts to the Company’s stock price, the Company’s ability to raise capital or enter into strategic transactions, or the Company’s relationship with its key stakeholders as a result of the uncertainty regarding our ability to continue as a going concern or the Company’s inability to successfully execute its substantial doubt mitigation plan. If we are unable to successfully execute our mitigation plan or obtain sufficient financial resources, our business, results of operations, financial condition, and cash flows could be materially and adversely affected and we may be forced to terminate, significantly curtail or cease our operations or to pursue other strategic alternatives, including, but not limited to, commencing a case under the U.S. Bankruptcy Code.

We have previously may again require additional capital to support business growth or respond to business challenges, and this capital might not be available in a timely manner or on favorable terms.

We intend to continue investing in our business growth and may require additional funds to respond to business challenges, as we have in the past, including the need to develop or add new properties or services or enhance our existing properties or services, enhance our operating infrastructure, invest in the effort to integrate our properties with Marriott’s systems under the Marriott Agreement, add personnel, and acquire complementary businesses and technologies. Accordingly, we may need to engage in equity or debt financings to secure additional funds in the future, similar to recent financings that we’ve completed. If we raise additional funds through further issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences, and privileges superior to those of holders of our common stock. Any debt financing could involve restrictive covenants relating to financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions or strategic partnerships. Our outstanding shares of Series A Preferred Stock may also make it more difficult for us to raise capital in the future due to certain rights provided to the holders Series A Preferred Stock, including such holders’ senior rights relative to rights of the holders of our common stock and such holders’ right to collectively purchase on a pro-rata basis up to 25% of any equity offering until August 13, 2029 at a purchase price equal to 75% of the purchase price of any other investor in such offering, each as described below. If we are unable to obtain adequate or satisfactory financing when we require it, our ability to continue to support our business growth and to respond to business challenges could be significantly limited.

Our indebtedness and credit facilities contain financial covenants and other restrictions on our actions that may limit our financial and operational flexibility or otherwise adversely affect our results of operations.

The terms of certain of our indebtedness and credit facilities include a number of covenants that limit our ability and our subsidiaries’ ability to, among other things, incur additional indebtedness, grant liens, merge or consolidate with other companies, sell or otherwise dispose of our assets, pay dividends, make redemptions and repurchases of stock, make investments, loans and acquisitions, change the nature of our business or engage in transactions with affiliates. In addition, we must comply with a minimum EBITDA covenant to the extent we have not cash collateralized letters of credit issued by our senior lender, as well as maintain our common stock’s listing on Nasdaq, and beginning in 2027, comply with a minimum free cash flow covenant and a minimum liquidity covenant. We have added additional letters of credit issuance facilities and may seek additional or replacement credit arrangements, in part to support letters of credit or other security instruments for our leases of guest properties. Any future credit arrangements may have stricter covenants or other more onerous terms than our current arrangements. The terms of our indebtedness and credit facilities may restrict our current and future operations and could adversely affect our ability to finance our future operations or capital needs. In addition, complying with these covenants may make it more difficult for us to successfully execute our business strategy, including potential acquisitions, and to compete against companies that are not subject to such restrictions.

Any failure to comply with the covenants or payment requirements specified in our credit agreements has resulted and could again result in an event of default under the agreements, which, if not cured or waived, would give the lenders the right to terminate their commitments to provide additional loans, declare all borrowings outstanding, together with accrued and unpaid interest and fees, to be immediately due and payable, increase the interest rates applicable to such debt, and exercise rights and remedies, including by way of initiating foreclosure proceedings against any assets constituting collateral for the obligations under the credit facilities. If our debt were to be accelerated, we may not have sufficient cash or be able to borrow sufficient funds to refinance the debt or sell sufficient assets to repay the debt, which could immediately adversely affect our business, results of operations, financial condition, and cash flows. Even if we were able to obtain new financing, such financing may not be on commercially reasonable terms or on terms that are acceptable to us.

Risks Related to Ownership of Our Securities

We are not in compliance with Nasdaq’s requirements for continued listing of our securities, and if we fail to continue to meet the listing standards of Nasdaq, our common stock and Public Warrants may be delisted, which could have a material adverse effect on the liquidity and trading price of our common stock and warrants and on our ability to raise capital, and other adverse consequences.

Our common stock and Public Warrants currently trade on The Nasdaq Global Select Market. Nasdaq has requirements for our equity securities to remain listed on Nasdaq, including, among others, rules requiring timely filing of SEC reports, governance rules including requirements for stockholder approval of certain transactions, and a rule requiring our common stock to maintain a minimum closing bid price of $1.00 per share. We have received notices from Nasdaq notifying us that, because we were delinquent in filing our required periodic reports with the SEC, we are not in compliance with Nasdaq

Listing Rule 5250(c)(1). We submitted a plan to regain compliance and, although we are working diligently toward regaining compliance, no assurance can be given that we will file such reports within the time periods required by Nasdaq. If we fail to do so, we expect the Nasdaq staff to notify us that our securities will be delisted, and at that time, we expect to appeal that determination to a Nasdaq Hearing Panel. The outcome of any such Nasdaq process is inherently uncertain. There can be no assurance that we will remain in compliance with Nasdaq’s listing requirements in the future.

If we fail to regain and maintain compliance with Nasdaq’s listing requirements, our common stock and Public Warrants could be delisted from Nasdaq. If that occurs, the liquidity of our common stock and Public Warrants would be adversely affected, and their market prices could decrease. Delisting would also constitute an event of default under certain of our debt instruments and our other contractual obligations, which would require us to expend cash to repay debt or replace letters of credit or could subject us to breach of contract claims. It could cause other adverse consequences, such as difficulties in raising capital and in providing stock-based incentives to attract and retain personnel. Delisting could also impair our reputation and our relationships with real estate owners and other business partners, which could make it more difficult or costly for us to expand our portfolio of leased properties. In addition, our common stock could be deemed to be a “penny stock,” which could result in reduced levels of trading in our common stock, and we would also become subject to additional State securities regulations in connection with any sales of our securities.

The market price and trading volume of our common stock and Public Warrants may be volatile and could decline significantly.

The stock markets, including Nasdaq, have, from time to time, experienced significant price and volume fluctuations. Even if an active, liquid, and orderly trading market develops and is sustained for our publicly-traded securities, the market price of our common stock and our Public Warrants may be volatile and could decline significantly. In addition, the trading volume in our common stock and warrants may fluctuate and cause significant price variations to occur. The trading price of our common stock has experienced volatility and may continue to experience volatility. If the market price of our common stock declines significantly, you may be unable to resell your shares or warrants at or above the market price at which you acquired them. We cannot assure you that the market price of our common stock or warrants will not fluctuate widely or decline significantly in the future in response to a number of factors, including, among others, the following:

•The realization of any of the risk factors presented in this report;
•Actual or anticipated differences or changes in our estimates, or in the estimates of analysts, for our revenues, Adjusted FCF, or other cash flow measures, results of operations, operating metrics, level of indebtedness, liquidity or financial condition;
•Actual or anticipated fluctuations in our quarterly or annual operating results;
•Additions and departures of key personnel, including our recently announced transition of the Chief Executive Officer;
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
•Changes in accounting principles, policies, and guidelines; and
•Other events or factors, including those resulting from infectious diseases, health epidemics and pandemics, natural disasters, war, acts of terrorism, cyberattacks, information security incidents, or responses to these events.

In the past, securities class action litigation has often been instituted against companies following periods of volatility in the market price of their shares. We have been subject to securities class action litigation and could encounter substantial costs and divert our management’s attention and resources, which could have a material adverse effect on us.

Our outstanding shares of Preferred Stock and the holders thereof have certain special rights. Such rights, as well as similar or other rights that may accompany any future issuance of shares of preferred stock, may adversely affect the voting power or value of our common stock.

Our amended and restated certificate of incorporation authorizes us to issue, without the approval of our stockholders, one or more classes or series of preferred stock having such designations, powers, preferences, limitations and relative rights, including preferences over our common stock respecting dividends and distributions, as our Board may determine. The terms of one or more classes or series of preferred stock could adversely impact the voting power or value of our common stock.

For example, as of July 7, 2025, we had 60,113,000 shares of Preferred Stock outstanding. The Preferred Stock ranks senior to our common stock. The Preferred Stock has, and any future senior securities we may issue may have, priority upon liquidation. The shares of Preferred Stock are convertible into shares of common stock, have no stated maturity, and will remain outstanding indefinitely unless converted into common stock. The Preferred Stock will be convertible at the holders’ option into common stock at an initial conversion price of the lower of (i) $1.00 and (ii) a ten percent (10%) discount to the lowest daily VWAP of the common stock on the principal trading market therefor in the seven trading days prior to the date of delivery of an Optional Conversion Notice (as defined in the Certificate of Designation (as defined below)); provided that the conversion price will not be less than $0.50, as adjusted for any stock dividends, splits, combinations or other similar events on the common stock or Preferred Stock.

In addition, holders of the Preferred Stock are also entitled to receive, when, as and if declared by the Board, cumulative dividends in cash (subject to certain conditions), at a rate of (a) fifteen percent (15.00%) through August 13, 2025, (b) ten percent (10.00%) from August 14, 2025 through August 13, 2027, and (c) five percent (5.00%) from August 14, 2027 through August 13, 2028 on the sum of (i) the liquidation preference per share of Preferred Stock and (ii) all accumulated and unpaid dividends (if any), payable quarterly, in arrears. Dividends accumulate on a daily basis from the most recent date as to which dividends have been paid, or, if no dividends have been paid, from the date of issuance of such shares of Preferred Stock (whether or not (i) any of the Company’s agreements prohibit the current payment of dividends, (ii) there shall be earnings or funds of the Company legally available for the payment of such dividends, or (iii) the Company declares the payment of dividends), until the earlier of: (x) the date that the Company publicly reports that it has realized at least $87 million of free cash flow (representing cash used in operating activities plus cash used in investing activities) over a twelve month period; or (y) August 13, 2028.

The purchasers of the shares of our Preferred Stock also have certain contractual rights. For example, we are obliged to file a registration statement under the Securities Act within 30 calendar days of the filing of this Annual Report with respect to the resale of shares of common stock receivable upon conversion of the Preferred Stock. The securities purchase agreements under which the shares of Preferred Stock were purchased give the purchasers thereunder the right to purchase up to 25% of any equity offering within the next five years.

The rights of the Preferred Stock, as well as the rights we may provide in issuing shares of preferred stock in the future, may adversely affect the voting power or value of our common stock.

We have issued, and may in the future issue, shares of common stock or other equity securities, which may depress the price of our common stock and other publicly traded securities.

We have the following securities outstanding:

•60,113,000 shares of Preferred Stock, which are currently convertible into shares of common stock at a conversion price of $1.00 per share, subject to certain limitations and adjustments, and after giving effect to all potential in-kind dividend payments and assuming the lowest conversion price, may be convertible into up to 24,872,000 shares of common stock;
•the Public Warrants, which are exercisable for an aggregate of 724,997 shares of common stock at an exercise price of $230.00 per share; and
•other Warrants to purchase an aggregate of 5,521,281 shares of common stock at a weighted average exercise price of $1.24 per share.

The exercise or conversion of such securities will dilute the ownership interests of our other stockholders, and this dilution could be material. Any sales in the public market of our common stock issuable upon such exercises or conversions could adversely affect prevailing market prices of our common stock and Public Warrants. In addition, the existence of such exercisable or convertible securities may encourage short selling by stock market participants, because the common stock issuable upon exercise or conversion of such securities could be used to satisfy short positions, or anticipated exercises or conversions of such securities into shares of our common stock could depress the price of our common stock

There is no guarantee that the Public Warrants will ever be in the money, and they may expire worthless.

Our Public Warrants are exercisable on the basis of 20 Public Warrants for one share of common stock, at an exercise price of $230.00 per share. There is no guarantee that the Public Warrants will ever be in the money prior to their expiration, and as such, the Public Warrants may expire worthless.

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

We have the ability to redeem outstanding Public Warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per Public Warrant; provided that the last reported sales price of our Common Stock equals or exceeds $360.00 per share for any 20 trading days within a 30 trading-day period ending on the third trading day prior to the date on which we give proper notice of such redemption to the warrant holders and provided certain other conditions are met. If and when the Public Warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. Redemption of the outstanding Public Warrants could force the warrant holders: (i) to exercise their Public Warrants and pay the exercise price therefore at a time when it may be disadvantageous for them to do so; (ii) to sell their Public Warrants at the then-current market price when they might otherwise wish to hold their Public Warrants; or (iii) to accept the nominal redemption price which, at the time the outstanding Public Warrants are called for redemption, is likely to be substantially less than the market value of their Public Warrants. Additionally, if a significant number of Public Warrant holders exercise their Public Warrants instead of accepting the nominal redemption price, the issuance of these shares would dilute other equity holders, which could reduce the market price of our Common Stock. As of the date of this report, our Common Stock has never traded above $360.00 per share.

In addition, we may redeem Public Warrants after they become exercisable for a number of shares of Common Stock determined based on the redemption date and the fair market value of our Common Stock, starting at a trading price of $200.00. Any such redemption may have similar consequences to a cash redemption described above. In addition, such redemption may occur at a time when the Public Warrants are “out-of-the-money,” in which case holders of Public Warrants would lose any potential embedded value from a subsequent increase in the value of the Common Stock had such holders’ Public Warrants remained outstanding.

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

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Risk Management and Strategy

Our business involves the collection, storage, transmission, and other processing of confidential and sensitive data, including information about our guests and employees, and our operations depend on various information technology systems, communications networks, and technology applications, including those of third parties, such as software-as-a-service providers. Accordingly, we face cybersecurity threats on an ongoing basis. As of the date of this report, we are not aware of any cybersecurity threats that have materially affected or are reasonably likely to materially affect us, including our business strategy, results of operations, financial condition, and cash flows. For additional information regarding risks from cybersecurity threats, please refer to Item 1A. Risk Factors in this Annual Report on Form 10-K.

We have implemented, and continue to develop, various information security processes and measures designed to identify, assess, and manage material risks from cybersecurity threats. Depending on the context, our technical and operational measures include vulnerability and risk assessments, network security and access controls, encryption of relevant data, systems monitoring, and employee training. Our Information Security team refers to the National Institute of Standards and Technology cybersecurity framework, among other industry reference sources, as a general guide in implementing security measures and addressing cybersecurity risks. On an ongoing basis, our senior management team considers cybersecurity risks among our other important enterprise-wide risks.

We work with third parties from time to time to assist us in our cybersecurity efforts, including technology consulting firms and legal advisors, and on a periodic basis, an external vulnerability testing vendor with respect to certain Payment Card Industry Data Security Standard requirements. Depending on the nature of the services provided, the information involved, and the identity of the service provider, our vendor management process may include reviewing the cybersecurity practices of such provider. We also participate in a “bug bounty” program that provides incentives for third-party researchers to identify possible system vulnerabilities.

We also maintain cybersecurity insurance coverage. Our insurance coverage may not cover or fully insure all cybersecurity-related risks that we face, as described in Item 1A. Risk Factors in this Annual Report on Form 10-K.

Governance

Our Board has ultimate oversight responsibility for the Company’s strategy and risk management, including material risks related to cybersecurity threats. The Board administers its risk oversight function directly and through the Audit Committee.

Our executive officers are responsible for the day-to-day management of the material risks we face, including cybersecurity risks. Among other things, management is responsible for hiring appropriate personnel, designing and implementing cybersecurity-related processes, communicating priorities to relevant personnel, and assessing cybersecurity incidents as they arise.

Among members of our senior management, cybersecurity matters are overseen by our Vice President, Technical Product Management, who reports to our Chief Executive Officer and has more than two decades of experience in product leadership, engineering, and information technology. Our Senior Director, Information Technology Compliance and Information Security (“Head of Information Security”) reports to our Vice President, Technical Product Manager, and leads our cybersecurity risk assessment, management, and response processes, including their implementation and maintenance. Before joining Sonder in January 2022, our Head of Information Security had approximately 18 years of additional experience as an information security officer and security consultant. He holds CISSP, CISM, and CDPSE certifications.

Our cybersecurity incident response and vulnerability management processes are designed to escalate cybersecurity incidents to members of management, and if applicable, to our Board, depending on the circumstances. Our Head of Information Security also has monthly program updates with our Vice President, Technical Product Manager and other technology team members to discuss cybersecurity and other technology related initiatives, progress and status. Additional discussions and updates occur in preparation for quarterly Board meetings and on an ad hoc basis.

The Board receives quarterly reports from management, concerning significant cybersecurity risks, assessments, and related matters. Management also updates our Audit Committee concerning cybersecurity matters from time to time.

Item 2. Properties

A substantial percentage of Sonder’s corporate staff, including senior management, works remotely. Sonder leases or licenses office space for corporate and administrative purposes at various locations from time to time, none of which is material to its operations.

Sonder’s principal warehouse for furniture distribution in the United States and Canada is in Fort Worth, Texas at a facility owned by a third-party, where Sonder was utilizing approximately 170,000 square feet of storage space as of December 31, 2024, under a contract that expires on December 31, 2026 unless terminated earlier pursuant to its terms. Sonder also leases smaller warehouse and storage spaces to support various cities’ operations.

Sonder believes that its existing facilities are adequate for its near-term needs, and that suitable alternative space would be available if required in the future on commercially reasonable terms.

Item 3. Legal Proceedings

The information regarding legal proceedings in Note 13 “Commitments and Contingencies” to our consolidated financial statements included in Part II Item 8. “Financial Statements and Supplementary Data.” of this Annual Report on Form 10-K is hereby incorporated by reference into this Part I Item 3. “Legal Proceedings.”

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information, Holders of Common Stock, and Dividends

Our common stock and Public Warrants are traded on the Nasdaq Global Select Market under the symbols “SOND” and “SONDW,” respectively. On July 7, 2025, there were 135 holders of record of our Common Stock and one holder of record of our Public Warrants. Such numbers do not include beneficial owners holding our securities through nominees.

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

Issuer Purchases of Equity Securities

None.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the financial condition and results of operations of Sonder Holdings Inc. (“Sonder,” “we,” “us,” or “our”) should be read together with Sonder’s audited consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties. Sonder’s actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under the section entitled “Risk Factors” in this Annual Report on Form 10-K. Sonder’s historical results are not necessarily indicative of the results that may be expected for any period in the future. Except as otherwise noted, all references to 2024 refer to the year ended December 31, 2024, and references to 2023 refer to the year ended December 31, 2023.

Overview

We are a leading global brand of premium, design-forward apartments and intimate boutique hotels serving the modern traveler. Launched in 2014, Sonder offers inspiring, thoughtfully designed accommodations and innovative, tech-enabled service combined into one seamless experience. Sonder properties are found in prime locations in 41 cities, spanning nine countries and three continents. The Sonder app gives guests control over their stay. Complete with self-service features, simple check-in and 24/7 on-the-ground support, Sonder’s amenities and services at Sonder are just a tap away, making a world of better stays open to all. In August 2024, we announced a strategic licensing agreement with Marriott and completed the full integration with Marriott’s digital channels and platform in the second quarter of 2025. As of December 31, 2024, we had approximately 9,900 units available for guests to book at 195 properties.

Sonder’s Business Model
We work directly with real estate owners to lease properties that meet our standards and furnish and decorate the properties to provide a design-led, technology-enabled experience, and then make them available for guests to book through direct channels (i.e., the Sonder app, our website, or our sales personnel) or through indirect channels, such as Airbnb, Expedia, Booking.com, and other OTAs.

Our design-focused accommodations come in a variety of shapes and sizes to accommodate our guests – from a multiple-bedroom apartment with a fully-equipped kitchen and private laundry facilities, to a hotel room or suite. Our diverse product portfolio serves various traveler types, including leisure travelers, families, digital nomads, and business travelers. We manage our properties using proprietary and third-party technologies and deliver services to guests via the Sonder app and 24/7 on-the-ground support.

We currently lease all of our properties. In many of our leases, we have negotiated an upfront allowance paid by the real estate owner to help offset the capital invested to prepare and furnish a building and the individual units.

In August 2024, we entered into the Marriott Agreement. We completed the full Marriott integration in the second quarter of 2025. As of June 2025, all Sonder properties are available for booking on Marriott’s digital channels, including Marriott.com and the Marriott Bonvoy® mobile app under the new “Sonder by Marriott Bonvoy” collection, and are expected to benefit from access to Marriott’s global sales organization and third-party agreements. Our properties will also continue participating in the Marriott Bonvoy® travel platform, which began in October 2024 after the first phase of integration was complete.

Recent Developments

The following summary of certain events and developments subsequent to December 31, 2024 should be read in conjunction with the additional information contained elsewhere in this report, including the information in Note 17. Subsequent Events to the consolidated financial statements included in this report.
Securities Purchase Agreements

On April 11, 2025, we entered into Securities Purchase Agreements (the “April 2025 Securities Purchase Agreements”) whereby we issued and sold an aggregate of 17.98 million shares (the “Preferred Shares”) of Preferred Stock, at a purchase price of $1.00 per share, resulting in aggregate gross proceeds to the Company of $17.98 million (the “April 2025 Preferred Financing”). The terms of the Preferred Shares are identical to the outstanding shares of Series A Preferred Stock.

Consent, Waiver and Sixth Amendment to Note and Warrant Purchase Agreement

On April 11, 2025, we entered into the Waiver, Consent and Sixth Amendment (the “NPA Amendment”), which modifies the Note Purchase Agreement. Among other things, the NPA Amendment provides for (a) certain waivers in connection with the consummation of the transactions contemplated by the April 2025 Securities Purchase Agreements, (b) the cancellation of an amount equal to 15% of the sum of the aggregate principal amount of the Notes (as defined in the Note Purchase Agreement) and accrued but unpaid interest on the Notes as of the amendment date, (c) a reduction in the interest rate applicable to the Notes, (d) an extension of the option to pay interest in kind and (e) amendments to certain covenants under the Note Purchase Agreement.

In connection with the Company’s entrance into the NPA Amendment, the Company issued warrants to the investors to purchase an aggregate of up to 5 million shares of common Stock at $1.00 per share (collectively, the “NPA Warrants”).

Consent, Waiver and Sixth Amendment to 2022 Loan and Security Agreement

On April 11, 2025, we entered into the Consent, Waiver and Sixth Amendment (the “SVB Amendment”), which modifies that certain Loan and Security Agreement, dated as of December 21, 2022 (the “2022 Loan and Security Agreement”). Among other things, the SVB Amendment provides for (a) certain waivers in connection with the consummation of the transactions contemplated by the April 2025 Securities Purchase Agreements, (b) the reduction of the revolving line of credit from $60.0 million to $35.0 million and the reduction of the letter of credit sublimit from $45.0 million to $35.0 million, and (c) amendments to certain of the covenants under the 2022 Loan and Security Agreement.

Marriott License Agreement

On April 11, 2025, the Company received the remaining $7.5 million, completing the $15.0 million investment under the Marriott Agreement (the “Key Money”).

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

Management Discussion Regarding Opportunities, Challenges, and Risks

Cash Flow Positive Plan

A primary focus is to put the business on a solid path to achieving sustainable positive Adjusted FCF as soon as possible (the “Cash Flow Positive Plan”). Adjusted FCF is a non-GAAP measure. The most directly comparable GAAP measure is cash used in operating activities, which was $(129.2) million for the year ended December 31, 2024 compared to $(110.9) million for the year ended December 31, 2023. We have continued to make progress toward this goal as our Adjusted FCF of $(89.5) million for the year ended December 31, 2024 was a $30.1 million improvement compared to Adjusted FCF of $(119.6) million for the year ended December 31, 2023.

As part of our efforts to reach positive Adjusted FCF, we implemented a portfolio optimization program in November 2023 to mitigate losses related to certain underperforming properties and to assess our portfolio of rents relative to current operations and existing market rents. As of December 31, 2024, we have signed agreements to exit or reduce rent at approximately 110 buildings, or 4,500 units, as part of our portfolio optimization program. Of the approximately 85 buildings, or 3,300 units, with finalized exit agreements, we had exited approximately 80 buildings, or 3,200 units, as of December 31, 2024. As of June 30, 2025, all 85 buildings, or 3,300 units with finalized exit agreements were exited.

Additionally, we anticipate that the Marriott Agreement will deliver significant revenue opportunities and operating efficiencies for Sonder. Following full integration with Marriott’s extensive global sales and marketing capabilities, as well as with Marriott’s loyalty platform and distribution and booking channels, we expect these sources of new and improved demand to drive substantial uplift in RevPAR over time. We also expect to realize substantial customer acquisition cost savings through improved distribution channel mix and preferred distribution channel rates. In April 2025, we announced that we are implementing cost reduction initiatives which, when complete, are expected to deliver approximately $50 million of annualized cost savings compared to the third quarter of 2024. The savings are anticipated to come from a combination of headcount reductions, software savings, and other efficiencies in conjunction with the Marriott integration.

Our ability to reach our Adjusted FCF goal is subject to certain risks, including potential changes in travel demand due to macroeconomic factors or other developments affecting our industry, uncertainties associated with the timing and scope of new property openings, uncertainties associated with the portfolio optimization program described above, our ability to achieve other intended cost reductions and efficiencies, our strategic licensing agreement with Marriott, and the other risks and uncertainties described in this Annual Report on Form 10-K including under Part I, Item 1A, “Risk Factors”.

Supply Growth

A key driver of our revenue growth is our ability to convert Contracted Units into Live Units and, to a lesser extent, to continue signing properties with favorable terms. Certain signed leases have contingencies or conditions that we or the landlord must satisfy before we lease the units, and from time to time, we exclude some of these leases from our Contracted Units total based on our judgment about the likelihood that the contingencies or conditions will be satisfied.

As part of our Cash Flow Positive Plan, we slowed our planned pace of new unit signings to focus on growth primarily through the conversion of our Contracted Units into Live Units. Additionally, we implemented a portfolio optimization program to mitigate losses related to certain underperforming properties in November 2023, which has resulted in exiting certain Live Units during 2024. We have also defaulted or expect to default on certain lease agreements due to the non-payment of rent. While we intend to cure any current or future defaults to avoid loss of profitable properties, material monetary damages and future litigation, liquidity constraints may prevent us from doing so. During the year ended December 31, 2024, Live Units grew on a gross basis due to the conversion of Contracted Units into Live Units. However, this growth was offset by the exit of certain units as part of the portfolio optimization program. As such, Live Units decreased 19% from December 31, 2023 to approximately 9,900 units as of December 31, 2024.

We are also focused on targeting 100% capital light deals (as defined in the section entitled “Non-GAAP Financial Measures” below) for incremental unit signings. While we continue to sign capital light properties, development cost uncertainty and augmented risk around financing and landlord sentiment surrounding our stock price performance began to slow the pace of signings starting in the second half of 2022. These factors were more acute in 2023 and 2024, resulting in fewer units signed in these periods than in prior years.

Ability to Attract and Retain Guests

Another key driver of our revenue growth is our ability to bring back repeat guests and to attract new guests through various channels. We source demand from a variety of channels, including directly through Sonder.com, the Sonder app, or our sales personnel, and indirectly through OTAs, such as Airbnb, Expedia, and Booking.com. While bookings made through OTAs incur channel transaction fees, they allow us to attract new guests who may not be familiar with the Sonder brand. In general, direct bookings are more advantageous to us as they do not incur channel transaction fees and also allow us to have a more direct relationship with our guests. Direct revenue as a percentage of total revenue was 45.8% for the year ended December 31, 2024. Additionally, we continue to focus on expanding our corporate sales business.

To a lesser extent, we also sourced demand from the Marriott Bonvoy® travel platform during the year ended December 31, 2024. During the period from October 2024 through the completion of the full Marriott integration, Marriott Bonvoy members have early access to earn and redeem Marriott Bonvoy points when booking directly on Sonder.com, and Sonder properties are featured on Marriott.com with links to Sonder.com for booking. Revenue earned through this method is captured in the direct total revenue reported above.

We completed the full Marriott integration in the second quarter of 2025. As of June 2025, all Sonder properties are available for booking on Marriott’s digital channels, including Marriott.com and the Marriott Bonvoy® mobile app under the new “Sonder by Marriott Bonvoy” collection. The Marriott Agreement provides us with access to Marriott’s global sales organization and third-party agreements. Our properties will also continue participating in the Marriott Bonvoy® travel platform.

Technology

Technology is essential to our guest experience, as it leads guests through their entire Sonder stay, from booking through check-out. Technology also underpins our hospitality operations, including demand generation, revenue management, day-to-day operations, and more. By leveraging technology, our goal is to reduce operating costs and provide a better guest experience at a compelling value.

The full Marriott integration, which was completed in the second quarter of 2025, is expected to complement Sonder's existing technology. We have invested, and will continue to invest, in our technology infrastructure and in integrating our properties and systems into Marriott's platform and systems.

Restructuring

In March 2023, we completed a reduction in force with $2.1 million in associated one-time restructuring costs, all of which were paid out in the year ended December 31, 2023.

In February 2024, we completed a reduction in force with approximately $3.0 million in associated one-time restructuring costs, all of which were paid out in the year ended December 31, 2024.

In April 2025, we completed a reduction in force with approximately $2.8 million in associated one-time restructuring costs, all of which are expected to be paid out in the year ended December 31, 2025.

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

The following table provides the key metrics (rounded):

	Year ended December 31,		Change
	2024	2023	No.	%
Live Units (End of Period)	9,900	12,200	(2,300)	(18.9)%
Bookable Nights	3,911,000	3,995,000	(84,000)	(2.1)%
Occupied Nights	3,165,000	3,273,000	(108,000)	(3.3)%
Total Portfolio(1)	10,700	16,000	(5,300)	(33.1)%
RevPAR	$159	$151	$8	5.3%
ADR	$196	$184	$12	6.5%
Occupancy Rate	80.9%	82.0%	(1.1)%	(1.3)%

(1)Total Portfolio consists of Live Units and Contracted Units at the end of the period noted.

Live Units

Live Units generate Bookable Nights (as defined below) which generate revenue. Live Units are a key driver of revenue, and a key measure of the scale of our business, which in turn drives our financial performance.

Growth in Live Units is driven by the number of units contracted in prior periods, and the lead time and opening period associated with making those units available to guests. The time from contract signing to building opening varies widely, ranging from relatively short periods for hotels that already meet our brand standards and/or that are already live hotels operating under another brand, to many months or even years for projects under renovation or construction. The number of Live Units at the end of a period is also affected by the number of Live Units that were exited (i.e. no longer available for guest stays) during that same period. Sonder exits Live Units from time to time for a variety of reasons, including to mitigate losses related to certain underperforming properties, such as in connection with the portfolio optimization program.

During the year ended December 31, 2024, Live Units grew on a gross basis due to the conversion of Contracted Units into Live Units. However, this growth was offset by the exit of certain units as part of the portfolio optimization program. As such, Live Units decreased 19% from December 31, 2023 to December 31, 2024 to approximately 9,900 units. As of December 31, 2024, our five largest cities (New York City, Dubai, Montreal, Miami, and London) accounted for approximately 37% of our Live Units, and our 10 largest cities accounted for approximately 60% of our Live Units. As of December 31, 2023, our five largest cities (New York City, Mexico City, Dubai, Los Angeles, and Philadelphia) accounted for approximately 35% of our Live Units, and our 10 largest cities accounted for approximately 57% of our Live Units.

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

The decrease in Bookable Nights and Occupied Nights year-over-year was driven by the portfolio optimization program and the resulting year-over-year decrease in Live Units.

RevPAR and Average Daily Rate

RevPAR represents the average revenue earned per available room and can be calculated either by dividing revenue by Bookable Nights, or by multiplying ADR by OR. ADR represents the average revenue earned per night occupied and is calculated as revenue divided by Occupied Nights. RevPAR and ADR are key drivers of revenue, and key measures of our ability to attract and retain guests, which in turn drives financial performance.

Several factors may explain period-to-period RevPAR variances, including:

•Live Units that became live in recent months and have not yet reached mature economics. Typically, new Live Units take twelve months to achieve mature ADR and OR as buildings stabilize and drive organic bookings. If a period has a significant increase in Live Units, this may adversely impact total RevPAR.
•Market mix represents the composition of our portfolio based on geographic presence. Certain markets such as New York or London typically earn higher RevPARs, while certain other markets such as Houston or Phoenix typically earn lower RevPARs. Therefore, if the market mix shifts toward lower RevPAR markets, it may adversely impact total RevPAR.
•Product mix represents the composition of our portfolio between apartment and hotel style units. In general, apartment style units typically earn higher RevPARs because they typically offer more amenities (e.g., kitchen, in-unit washer/dryer) and have higher square footage compared to hotel style units. Therefore, if the product mix shifts towards hotel style units, it may reduce the average portfolio-wide RevPAR.
•Seasonality drives typical period-to-period variances in a particular property’s RevPAR depending upon seasonal factors (e.g., weather patterns, local attractions and events, holidays) as well as property location and type. Total RevPAR tends to be lower in the first quarter and fourth quarter of each year due to seasonal factors such as weather and holidays and the market mix and product mix of our live properties at the time. However, the effect of seasonality could vary as our market mix and product mix continues to evolve.

The increases in RevPAR for the year ended December 31, 2024 compared to the year ended December 31, 2023 were primarily driven by the impact of the portfolio optimization program and broader travel industry trends.

Results of Operations

Year Ended December 31, 2024 Compared to Year Ended December 31, 2023

The following table sets forth our results of operations as a percentage of revenue (in thousands, except percentages):

	Year ended December 31,
	2024		2023
Revenue	$621,272	100.0%	$602,066	100.0%
Cost of revenue (excluding depreciation and amortization)	377,243	60.7%	392,898	65.3%
Operations and support	184,343	29.7%	212,913	35.4%
General and administrative	123,390	19.9%	112,082	18.6%
Research and development	16,522	2.7%	22,365	3.7%
Sales and marketing	84,248	13.6%	78,566	13.0%
Impairment losses	13,164	2.1%	59,165	9.8%
Integration costs	1,066	0.2%	—	—%
Restructuring and other charges	3,913	0.6%	2,119	0.4%
Total costs and operating expenses	803,889	129.4%	880,108	146.2%
Loss from operations	(182,617)	(29.4)%	(278,042)	(46.2)%
Total non-operating expense, net	43,476	7.0%	18,559	3.1%
Loss before income taxes	(226,093)	(36.4)%	(296,601)	(49.3)%
Benefit for income taxes	(2,006)	(0.3)%	(933)	(0.2)%
Net loss	$(224,087)	(36.1)%	$(295,668)	(49.1)%
Other comprehensive loss:
Change in foreign currency translation adjustment	2,384	0.4%	(8,050)	(1.3)%
Comprehensive loss	$(221,703)	(35.7)%	$(303,718)	(50.4)%

Revenue

The Company generates revenues primarily by providing accommodations to its guests. Direct revenue is generated from stays booked through Sonder.com, the Sonder app, or directly with our sales personnel, while indirect revenue is generated from stays booked through OTAs.

The following table sets forth our revenue (in thousands, except percentages):

	Year ended December 31,		Change
	2024	2023	$	%
Revenue	$621,272	$602,066	$19,206	3.2%

Revenue increased, primarily due to a 5.3% increase in RevPAR partially offset by a 2.1% decrease in Bookable Nights. The increase in RevPAR was primarily driven by the portfolio optimization program and broader travel industry trends. The decrease in Bookable Nights is the result of Live Units exited from the portfolio optimization program.

Costs and Operating Expenses

The following table sets forth our total costs and operating expenses (in thousands, except percentages):

	Year ended December 31,		Change
	2024	2023	$	%
Cost of revenue (excluding depreciation and amortization)	$377,243	$392,898	$(15,655)	(4.0)%
Operations and support	184,343	212,913	(28,570)	(13.4)%
General and administrative	123,390	112,082	11,308	10.1%
Research and development	16,522	22,365	(5,843)	(26.1)%
Sales and marketing	84,248	78,566	5,682	7.2%
Impairment losses	13,164	59,165	(46,001)	(77.8)%
Integration costs	1,066	—	1,066	100.0%
Restructuring and other charges	3,913	2,119	1,794	84.7%
Total costs and operating expenses	$803,889	$880,108	$(76,219)	(8.7)%

Cost of Revenue (excluding depreciation and amortization): Cost of revenue expenses primarily consists of lease costs to real estate owners for our Live Units, cleaning costs, and payment processing charges. We expect our cost of revenue will continue to fluctuate on an absolute dollar basis for the foreseeable future, in line with the change in Bookable Nights in connection with the portfolio optimization program. Cost of revenue may vary as a percentage of revenue from period-to-period based on the timing and seasonality of bookings. Additionally, our cost of revenue does not necessarily increase at a rate commensurate with the increase in revenue, given that drivers of increases in revenue, such as increases in ADR, do not necessarily require additional costs.

Cost of revenue decreased, primarily due to: a $19.0 million decrease in rent expense due to the decrease in Live Units driven by the portfolio optimization program, partially offset by (a) a $2.2 million increase in cleaning expenses as a result of an increase in the number of checkouts due to shorter stays, and (b) a $1.3 million increase in other cost of revenue expenses.

Operations and support: Operations and support expenses are related to guest-facing functions and variable expenses associated with property-level operations, such as customer service and hospitality, depreciation of property and equipment, utilities, costs to open new properties, and the cost of guest-room consumable items and low-cost furnishings.

Operations and support decreased, primarily due to: (i) a $13.3 million decrease in unit-related expenses mostly related to smaller non-capitalized items for our units such as bedding, decor, furniture, and lighting, driven mainly by the decrease in Live Units, (ii) an $8.6 million decrease in employee compensation cost due to a decrease in average headcount, (iii) a $2.0 million decrease in legal and professional fees, (iv) a $3.6 million decrease in location acquisition costs due to the timing of costs related to onboarding new units, and (v) a $2.4 million decrease in depreciation expense, partially offset by the cumulative impact of other less significant expense increases.

General and administrative: General and administrative expenses primarily consist of personnel-related expenses for administrative functions, such as legal, finance, accounting, public policy, and human resources. It also includes certain professional services fees, technology expenses, bad debt expense, general corporate and director and officer insurance, and other corporate-level expenses we incur to manage and support our operations. We expect to continue to incur certain general and administrative costs as a result of operating as a public company, including expenses to comply with the rules and regulations of the SEC and Nasdaq, as well as expenses for corporate insurance, director and officer insurance, investor relations, and professional services.

General and administrative increased, primarily due to: (i) a $27.0 million increase in legal and professional expenses related to corporate matters, which includes legal and professional fees associated with the formation of the strategic licensing agreement with Marriott and financing deals, all announced in August 2024, (ii) a $13.0 million increase in taxes primarily related to value added taxes, (iii) a $8.1 million increase in bad debt expense due to additional reserves on corporate and group bookings. General and administrative expenses were partially offset by (iv) a $27.8 million decrease in employee compensation cost due to a decrease in average headcount, (v) a $3.4 million decrease in insurance facilities expense related to a reduction on office space, and (vi) additional less significant decreases in facilities, depreciation, and other.

Research and development: Research and development expenses primarily consist of personnel-related expenses and an allocation of our facility expenses incurred in connection with the development of our existing and new services. Our research and development efforts are focused primarily on increasing the functionality and enhancing the ease of use of existing services, and on integrating our properties and systems into Marriott’s platform and systems. We capitalize the portion of our software development costs that meets the criteria for capitalization.

Research and development decreased, primarily due to: (i) a net $2.8 million decrease in employee compensation driven by a decrease in average headcount, (ii) a $1.6 million decrease in depreciation, primarily due to a decrease in capitalized software costs, (iii) a $0.9 million decrease in computer software expense, and (iv) a $0.4 million decrease in legal and professional fees.
Sales and marketing: Sales and marketing expenses primarily consist of service charges for bookings made through OTAs, personnel-related expenses for sales, marketing, advertising costs, and branding.

Sales and marketing increased, primarily due to (i) a $3.6 million increase in performance marketing expense, (ii) a $1.5 million increase in channel transaction fees resulting from an increase in revenue booked through OTAs, consistent with total revenue growth, and (iii) a $1.5 million increase in employee compensation due to growth in our corporate sales team.

Impairment losses: Impairment loss charges include impairment of long-lived assets.

Impairment losses decreased, primarily due to improved valuation variables related to the valuation of our operating lease ROU assets, that triggered an impairment charge recognized by the Company in the corresponding prior period.

Integration costs: For the year ended December 31, 2024, the integration costs consisted of costs associated with the Marriott Agreement as they pertain to integration related items, such as legal fees and other organizational related costs. For the year ended December 31, 2023, there were no associated integration costs.

Restructuring and other charges: For the year ended December 31, 2024, the restructuring and other charges consisted of employee termination benefits as a result of a restructuring announced on February 20, 2024. For the year ended December 31, 2023, restructuring and other charges consisted primarily of employee termination benefits as a result of the restructuring announced on March 1, 2023. The entirety of the increase in restructuring and other charges was due to the difference in amounts recognized for each of the restructurings discussed above.

Total Non-Operating Expense, Net

Total non-operating expense, net consists primarily of lease adjustment (gains), net, loss on preferred stock issuance, the change in fair value of forward contract, Earn Out Liability, SPAC Warrants, and other instruments carried at fair value, realized and unrealized gains and losses on foreign currency transactions and balances, and interest expense related to the term loans and convertible debt.

The following table sets forth our total non-operating expense, net (in thousands, except percentages):

	Year ended December 31,		Change
	2024	2023	$	%
Interest expense, net	$34,213	$25,409	$8,804	34.6%
Change in fair value of SPAC Warrants	(87)	(615)	528	(85.9)%
Change in fair value of Earn Out Liability	(30)	(2,372)	2,342	(98.7)%
Lease adjustment (gains), net	(93,175)	(10,145)	(83,030)	818.4%
Loss on preferred stock issuance	83,812	—	83,812	(100.0)%
Change in fair value of forward contract	28,652	—	28,652	(100.0)%
Other expense (income), net	(9,909)	6,282	(16,191)	(257.7)%
Total non-operating expense, net	$43,476	$18,559	$24,917	134.3%

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

Lease adjustment gains, net. The lease adjustment gains, net is due to the residual impact of lease terminations. The Company undertook the portfolio optimization program to renegotiate or exit certain properties with unfavorable lease terms.

Loss on preferred stock issuance. The loss on preferred stock issuance of $83.8 million was recorded for the year ended December 31, 2024, attributable to the Securities Purchase Agreements (the “August 2024 Security Purchase Agreements”) entered into by the Company on August 13, 2024, (the “August 2024 Preferred Financing”). The transaction provided for 43.3 million newly issued shares of Series A Preferred Stock, in exchange for cash consideration in an aggregate amount of approximately $43.3 million. The shares were valued in excess of the proceeds received as part of the transaction. The Company identified the following two freestanding financial instruments issued in connection with the transaction; (a) Mezzanine equity-classified Series A Preferred Stock and (b) Liability-classified forward contract for commitments of investors to purchase, and commitments of the Company to sell additional Series A Preferred Stock. As of the transaction inception, these instruments had an aggregate fair value of $98.5 million and the Company received $14.7 million from the first tranche closing, resulting in the $83.8 million loss on preferred stock issuance. The loss on preferred stock issuance for the year ended December 31, 2024 consists of $82.5 million related to the two freestanding financial instruments discussed above, as well as $1.3 million associated with the recognition of the Preferred Stock Participation Rights, as discussed below. No similar loss was recognized during the year ended December 31, 2023, as no issuance of this nature occurred.

The August 2024 Securities Purchase Agreements also grant the August 2024 Purchasers (as defined below) the right to purchase up to 25% of any equity offering within the next five years (a “Subsequent Financing”). The August 2024 Purchasers are entitled to participate on a pro-rata basis (determined by their proportionate participation in the August 2024 Preferred Financing) at a purchase price equal to 75% of the purchase price of any other investor in such Subsequent Financing. The Company recognized a liability for this preferred stock participation right of $1.3 million within other current liabilities in the condensed consolidated balance sheets on August 13, 2024. The Company recognized a change in fair value of the participation right of $7 thousand as the remeasurement reflecting fluctuations in the underlying variables and assumptions from inception on August 13, 2024 through the year ended December 31, 2024.

Change in fair value of forward contracts. As part of the August 2024 Securities Purchase Agreements, the transaction included a Liability-classified forward contract for commitments of investors to purchase, and commitments of the Company to sell additional Series A Preferred Stock. The change in fair value of the forward contract of $28.7 million represents the remeasurement reflecting fluctuations in the underlying variables and assumptions from inception on August 13, 2024 through the year ended December 31, 2024. No similar change in fair value of forward contract was recognized during the year ended December 31, 2023, as no issuance of this nature occurred.

Other expense (income), net. The change in other expense (income), net is primarily due to the decrease of a 2023 loss contingency, the addition of 2024 other income from lease terminations and fluctuations in foreign currency rates which impacted the remeasurement of foreign balances to reporting currency.

Provision for income taxes

As of December 31, 2024 and 2023, except for Canada, we have recorded a full valuation allowance against our deferred tax assets due to our history of losses.

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

The following table sets forth the provision for income taxes (in thousands, except percentages):

	Year ended December 31,		Change
	2024	2023	$	%
Benefit for income taxes	$(2,006)	$(933)	$(1,073)	115.0%

The Benefit for income taxes change is primarily due to taxes related to operations in foreign jurisdictions.

Non-GAAP Financial Measures

We prepare our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP” or “U.S. GAAP”). However, some of the financial measures discussed herein are non-GAAP financial measures. In accordance with SEC rules, we classify a financial measure as being a non-GAAP financial measure if that financial measure excludes or includes amounts, or is subject to adjustments that have the effect of excluding or including amounts, that are included or excluded, as the case may be, in the most directly comparable measure calculated and presented in accordance with GAAP in our consolidated statements of operations and comprehensive income (loss), balance sheets, or statements of cash flows.

To supplement the consolidated financial statements, which are prepared and presented in accordance with GAAP, we use the following non-GAAP financial measures: Adjusted FCF, Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization (“Adjusted EBITDA”), and Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization, and Operating Lease Related Rent Charges (“Adjusted EBITDAR”) (collectively, the “non-GAAP financial measures”). We may periodically review and update our non-GAAP financial measures based on our determination of their relevance to our business which could result in the addition or elimination of select non-GAAP financial measures in the future.

Adjusted Free Cash Flow

The following table presents the calculation of Adjusted FCF (in thousands):

	Year ended December 31,
	2024	2023
Cash used in operating activities	$(129,222)	$(110,904)
Cash provided by (used in) investing activities	5,729	(12,362)
FCF, including cash received from Key Money investment and cash paid for lease terminations, restructuring, and professional fees	(123,493)	(123,266)
Cash received from Key Money investment	(7,500)	—
Cash paid for lease termination costs	14,499	1,343
Cash paid for restructuring costs	4,363	2,322
Cash paid for non-recurring professional fees	22,566	—
Cash paid for integration costs	52	—
Adjusted FCF	$(89,513)	$(119,601)

We define Adjusted FCF as cash used in operating activities plus cash provided by (used in) investing activities, excluding the impact of the Key Money investment, lease terminations, restructuring, and non-recurring professional fee charges related to non-operational activities. The most directly comparable GAAP financial measures are cash used in operating activities when combined with cash provided by (used in) investing activities. Our near-term focus is to reach sustainable positive Adjusted FCF as described in our Cash Flow Positive Plan.

We believe Adjusted FCF is meaningful to investors as it is the primary liquidity measure that we focus on internally to evaluate our progress towards the objectives outlined in our Cash Flow Positive Plan. We believe that achieving our goals around this measure will put us on a path to financial sustainability and will help fund our future growth.

Our Adjusted FCF measure may differ from similarly titled measures used by other companies due to different methods of calculation. Presentation of these measures is not intended to be considered in isolation or as a substitute for, or superior to, the financial information prepared and presented in accordance with GAAP. In addition, this measure may not provide a complete understanding of our cash flow as a whole. As such, these measures should be reviewed in conjunction with our GAAP cash flow.

The change in Adjusted FCF period-over-period represented a 25.2% increase, primarily driven by a $19.5 million improvement in cash used in operating activities excluding cash paid for one-time items (lease termination costs, restructuring costs, non-recurring professional fees and integration costs) due to improved property profitability from the portfolio optimization program and other cost savings measures. The increase in Adjusted FCF was also driven by a $10.6 million improvement in cash used in investment activities excluding Key Money, due to lower capital expenditures in line with fewer takeovers during the year ended December 31, 2024 compared to the year ended December 31, 2023.

Refer to the section entitled “Liquidity and Capital Resources – Cash Flow Information” below for further discussion surrounding the changes in our cash flow figures period-over-period.

Adjusted EBITDA

The following table presents the calculation of Adjusted EBITDA (in thousands):

	Year ended December 31,
	2024	2023
Net loss	$(224,087)	$(295,668)
Interest expense, net	34,213	25,409
Benefit for income taxes	(2,006)	(933)
Depreciation and amortization expense	16,989	22,147
EBITDA	(174,891)	(249,045)
Stock-based compensation	8,005	28,494
Lease adjustment (gains), net	(93,175)	(10,145)
Impairment loss	13,164	59,165
Loss on preferred stock issuance(1)	83,812	—
Change in fair value of forward contract	28,652	—
Restructuring and other related charges	3,913	2,119
Non-recurring professional fees	23,971	—
Integration costs	1,066	—
Adjusted EBITDA	$(105,483)	$(169,412)

(1) Includes $1.3 million associated with the preferred stock participation right.

We define Adjusted EBITDA as net income (loss) as adjusted to eliminate the impact of net interest expense, provision (benefit) for income taxes, depreciation and amortization expense, and certain other items as indicated. The exclusion of these items and other similar items in our non-GAAP presentation should not be interpreted as implying that these items are non-recurring, infrequent or unusual. The indicated other items excluded are as follows:

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

Impairment loss. Impairment loss includes impairment charges recognized related to the valuation of our operating lease ROU assets.

Loss on preferred stock issuance. The loss on preferred stock issuance was recorded due to the Series A Preferred Stock being valued in excess of the proceeds received, as part of the August 2024 Preferred Financing.

Change in fair value of forward contract. The change in fair value of the liability-classified forward contract, which resulted from the commitments of investors to purchase, and commitments of the Company to sell, additional Series A Preferred Stock, as part of the August 2024 Preferred Financing.

Restructuring and other related charges. The aggregate adjustment for expenses associated with our restructuring plans as discussed in Note 16, Restructuring Activities, to our financial statements as presented.

Professional fees. One-time and/or non-recurring professional fees associated with special projects, including but not limited to the Marriott Agreement, financing activities, restatement, and other non-operating initiatives.

Integration costs. One-time and/or non-recurring integration costs associated with the Marriott Agreement.

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

The change in Adjusted EBITDA period-over-period represented a 37.7% improvement, primarily driven by improved property profitability from the portfolio optimization program and other cost savings measures.

Adjusted EBITDAR

The following table presents the calculation of Adjusted EBITDAR (in thousands):

	Year ended December 31,
	2024	2023
Adjusted EBITDA	$(105,483)	$(169,412)
Operating lease related rent charges	301,578	320,252
Adjusted EBITDAR	$196,095	$150,840

We define Adjusted EBITDAR as Adjusted EBITDA adjusted for operating lease related rent charges. We believe Adjusted EBITDAR is meaningful to investors as it is an operating performance measure that further enables us to assess our operating performance independent of operating leases, offering insights into our cash flow and performance.

We believe these non-GAAP measures are useful to investors by providing a clearer view of our core operations and allowing better comparability with other companies.

The change in Adjusted EBITDAR period-over-period represented a 30.0% improvement, primarily driven by improved property profitability from the portfolio optimization program and other cost savings measures.

Liquidity and Capital Resources

Going Concern Considerations

In accordance with ASC Topic 205-40, Going Concern, the Company’s management evaluates whether there are certain conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern. This evaluation includes considerations related to the Company’s forecasted liquidity and cash consumption requirements for one year from the date of issuance of our consolidated financial statements included in this Annual Report on Form 10-K.

As discussed in Note 17, Subsequent Events, to the consolidated financial statements included in this Annual Report on Form 10-K, the Company has, throughout 2025, announced certain financing and investment arrangements. While the 2025 actions discussed in Note 17, Subsequent Events demonstrate a series of material steps taken to improve the Company’s financial condition, the Company has a history of net losses and negative operating cash flows and expects to continue to incur additional losses in the near future. Although the Company continues to pursue a strategy to realize improved operations, including anticipated improvements from integration through the Marriott Agreement, the timing of realization cannot be guaranteed to ensure liquidity is available when needed to meet the Company’s obligations. As a result of these considerations, the Company’s liquidity may be insufficient to meet its obligations for at least one year from the date of issuance of these financial statements, which raises substantial doubt about the Company’s ability to continue as a going concern.

Management’s plans to address the substantial doubt about the Company’s ability to continue as a going concern, as described above, include the following actions:

•engaging a financial advisor to assist in identifying and securing strategic alternatives and financing arrangements,
•continuing to focus on identifying and executing cost optimization initiatives;
•continuing to execute our portfolio optimization program to mitigate losses related to certain underperforming properties and to assess the Company’s portfolio of rents relative to current operations and existing market rents; and
•improving its financial performance through the potential to increase revenue by integrating with Marriott’s commercial engine and deliver costs savings.

There can be no assurances of the Company’s ability to realize these plans. As a result, these conditions raise substantial doubt about the Company’s ability to continue as a going concern for at least one year from the date of issuance of these financial statements.

Sources and Uses of Cash

At December 31, 2024, we had a cash balance, not including restricted cash, of $20.8 million, which was held for working capital purposes. Cash consists of checking and interest-bearing accounts. Reaching sustainable positive Adjusted FCF is a primary focus in the near-term, as detailed in our Cash Flow Positive Plan. Once we reach sustainable positive Adjusted FCF, we expect cash from operations will provide our principal source of liquidity. We generate cash from transactions with customers booking directly through Sonder.com and the Sonder app, which are settled through a payment processor, from transactions with third-party corporate customers which are settled based on contractual terms, and indirectly through OTAs, which are also settled based on contractual terms. The most significant source of cash in 2024 was cash inflows from both current period and future guest bookings, in addition to funds received related to the August 2024 Preferred Financing.

We have incurred losses since inception, and we expect to continue to incur additional losses in the future. Our operations to date have been financed primarily by private equity investments in our common stock and convertible preferred stock, convertible notes, and other note and warrant purchase agreements, as described in Note 7, Debt, and Note 17 Subsequent Events, in the notes to our audited consolidated financial statements included in this Annual Report on Form 10-K.

We believe that our existing cash on hand combined with our anticipated estimated Adjusted FCF may be insufficient to fund our operations and debt obligations for at least the next 12 months. Our management has concluded there is substantial doubt about the Company’s ability to continue as a going concern, which is not alleviated, for one year from the date of issuance of this Annual Report on Form 10-K. Our future capital requirements will depend on many factors, including, but not limited to, the successful execution of any future financing arrangements, our rate of RevPAR growth, our ability to achieve cost efficiencies, our ability to provide security instruments such as letters of credit in lieu of cash deposits pursuant to leases, and the extent of real estate owners’ funding of capital expenditures and other pre-opening costs at our leased properties. To the extent that our existing cash balance and ongoing cash from operations are insufficient to fund our future activities, we may need to raise additional funds through public or private equity or debt financing, including convertible debt, short-term bridge financing, or otherwise, but such funds may not be available on acceptable terms. If sufficient cash from operations or external funding is not available, we may be unable to adequately fund our business plans and it could have a negative effect on our business, operating cash flows, financial condition, and cash flows.

Most of our cash was held in the United States as of December 31, 2024. Our foreign subsidiaries held $4.0 million of cash in foreign jurisdictions. We currently do not intend or foresee a need to repatriate these foreign funds. As a result of the Tax

Cuts and Jobs Act of 2017, however, we anticipate the U.S. federal tax impact to be minimal if these foreign funds are repatriated and would not repatriate funds where there was a material tax cost.

Debt Arrangements

Debt arrangements, such as our credit facilities and Delayed Draw Notes, have been a source of cash for our day-to-day operations. Refer to Note 7, Debt and Note 17, Subsequent Events, in the notes to our audited consolidated financial statements included in this Annual Report on Form 10-K for discussion of our debt arrangements, including the timing of expected maturity of such arrangements. These arrangements include our $35.0 million loan and security agreement with Silicon Valley Bank (“SVB”), now a division of First Citizens Bank & Trust Company dated as of December 21, 2022 (the “2022 Loan and Security Agreement”). In November 2023, this facility was amended which reduced the letter of credit sublimit from $60.0 million to $45.0 million. As of December 31, 2024, for so long as we are unable to satisfy a minimum consolidated adjusted EBITDA covenant, we are required to cash collateralize our obligations under the 2022 Loan and Security Agreement. In April 2025, the SVB Amendment (as defined below) reduced the revolving line of credit from $60.0 million to $35.0 million and reduced the letter of credit sublimit from $45.0 million to $35.0 million.

Future Cash Obligations

Our estimated future obligations as of December 31, 2024 include both current and long-term obligations. Our debt obligations, including both capitalized to-date and future paid-in-kind interest through the election date of June 2024, totaled $313.0 million as of December 31, 2024, of which $1.0 million was short-term and the remainder was long-term. Interest on the foregoing debt obligations is payable in cash after the expiration of the Company’s ability to elect paid-in-kind interest, which has been extended through December 31, 2026. Additionally, we had $48.3 million of irrevocable standby letters of credit outstanding which were collateralized by our restricted cash, all of which represents a long term cash obligation. Under our operating leases as discussed in Note 9, Leases, in the notes to our consolidated financial statements included in this Annual Report on Form 10-K, we had a current obligation, before imputed interest, of $272.7 million and a long-term obligation, before imputed interest, of $1.3 billion as of December 31, 2024.

Operating lease obligations primarily represent the initial contracted term for leases that have commenced as of December 31, 2024, not including any future optional renewal periods. In addition, as of December 31, 2024, we have entered into leases that have not yet commenced with short-term future lease payments and long-term future lease payments totaling $625.2 million, excluding purchase options, that are not yet recorded on the consolidated balance sheets and are not reflected in the figure above. These leases are expected to commence between 2025 and 2026, with lease terms of five to 20 years. Certain leases do not have a scheduled commencement date, as they are currently subject to renegotiation.

The Company has undertaken a portfolio optimization program, which involves discussions with landlords about renegotiating the terms of leases primarily at certain underperforming properties. This process has resulted in and may continue to result in contract modifications resulting in changes to rent amounts, lease durations, or other provisions of our lease agreements and in the termination of certain leases leading to the transition of certain properties over time and the incurrence of certain expenses, including but not limited to impairment charges, which could be material.

Cash Flow Information

The following table sets forth our cash flows (in thousands):

	Year ended December 31,
	2024	2023	$ Change
Net cash used in operating activities	$(129,222)	$(110,904)	$(18,318)
Net cash provided by (used in) investing activities	5,729	(12,362)	18,091
Net cash provided by (used in) financing activities	59,851	(32,232)	92,083
Effects of foreign exchange on cash	(801)	2,809	(3,610)
Net change in cash, cash equivalents, and restricted cash	$(64,443)	$(152,689)	$88,246

Operating Activities

Net cash used in operating activities increased year-over year, primarily due to an increase in cash paid for lease terminations, restructuring, and professional fees, partially offset by an improvement in our operating loss performance due to a 3.2% increase in revenue. Cash used in operating activities is subject to variability period-over-period as a result of timing differences, including with respect to the collection of receivables and payments of interest expense, accounts payable, and other items.

Investing Activities

Net cash provided by (used in) investing activities increased year-over-year, primarily as a result of a decrease in purchases of property and equipment of $7.5 million, largely related to a decrease in purchases for furnishings and fixtures for our Live Units, the receipt of $7.5 million in Key Money proceeds from Marriott as described in the Marriott Agreement, and an increase of $1.5 million in proceeds on disposition of property and equipment.

Financing Activities

Net cash provided by (used in) financing activities increased year-over-year, primarily related to proceeds received in the year ended December 31, 2024 of $43.3 million from the preferred stock issuance, a decrease in repayment of debt and related fees of $34.2 million primarily related to a partial repayment of the Delayed Draw Notes in the year ended December 31, 2023, and an increase of $17.0 million year-over-year due to debt financing proceeds from the issuance of an aggregate of $20.0 million of Delayed Draw Notes, inclusive of the New Delayed Draw Warrants, as defined in Note 7, Debt, in the notes to our audited consolidated financial statements included in this Annual Report on Form 10-K.

Off-Balance Sheet Arrangements

As of December 31, 2024, we had the following off-balance sheet arrangements:

Letters of Credit

We had $48.3 million of irrevocable standby letters of credit outstanding, which were collateralized by our restricted cash, of which $33.3 million were under our revolving credit facilities. Letters of credit are primarily used as a form of security deposits for the buildings and partial buildings we lease.

Surety Bonds

A portion of our leases are supported by surety bonds provided by affiliates of certain insurance companies. As of December 31, 2024, we had assembled commitments from six surety providers in the amount of $38.3 million, of which $16.9 million was outstanding and was an off-balance sheet arrangement. The surety bonds are collateralized by our remaining outstanding letters of credit. The availability, terms and conditions, and pricing of bonding capacity are dependent on, among other things, continued financial strength and stability of the insurance company affiliates providing the bonding capacity, general availability of such capacity, our corporate credit rating, and the general perception of our financial performance.

Indemnification Agreements

See Note 13, Commitments and Contingencies, to the consolidated financial statements included within Part II, Item 8 of this Annual Report on Form 10-K for additional information regarding our indemnification agreements.

Effect of Exchange Rates

Our changes in cash can be impacted by the effect of fluctuating exchange rates. Foreign exchange had a positive effect on cash in the year ended December 31, 2024, increasing our total cash balance by $0.8 million at December 31, 2024, and a negative effect on cash in the year ended December 31, 2023, decreasing our total cash balance by $2.8 million at December 31, 2023.

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

Leases

Our cost of revenue primarily consists of rental expenses from buildings or portions of buildings that serve as accommodations for our guests. We also lease other properties such as warehouses to store furniture. Our rent payment schedules vary by lease term per executed lease agreements and can be monthly, quarterly, or bi-annually. A large majority of our leases contain provisions for rent abatement periods, rent escalation, and tenant improvement allowances. Certain leases require the payment of real estate taxes, insurance, utilities, and certain common area maintenance costs in addition to minimum rent payments. These amounts are expensed as incurred and are included within cost of revenue on our consolidated statements of operations if paid directly to the lessor, or in operations and support if paid to the authority assessing the cost for guest properties and within general and administrative on our consolidated statements of operations for our warehouses.

In accordance with Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842), (Accounting Standards Codification (“ASC”) 842), at the inception of an arrangement, we determine whether the arrangement is or contains a lease based on the unique facts and circumstances present in the arrangement. Leases with a term greater than one year are recognized on the balance sheet as ROU assets and short-term and long-term lease liabilities, as applicable. We do not have material financing leases.

Operating lease liabilities and their corresponding ROU assets are initially recorded based on the present value of lease payments over the expected remaining lease term. Certain adjustments to the ROU asset may be required for items such as incentives received. The interest rate implicit in lease contracts is typically not readily determinable. As a result, we utilize our incremental borrowing rate to discount lease payments, which reflects the fixed rate at which we could borrow on a collateralized basis the amount of the lease payments in the same currency, for a similar term, in a similar economic environment. The determination of our incremental borrowing rate requires estimates surrounding our credit rating, credit spread, and the impact of collateral. To estimate our incremental borrowing rate, a credit rating applicable to us is estimated using a synthetic credit rating analysis since we do not currently have an agency-based credit rating. Prospectively, we will adjust the ROU assets for straight-line rent expense or any incentives received and remeasure the lease liability at the net present value using the same incremental borrowing rate that was in effect as of the lease commencement or transition date.

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

In accordance with ASC 842, components of a lease should be split into three categories: lease components, non-lease components, and non-components. The fixed and in-substance fixed contract consideration (including any consideration related to non-components) must be allocated based on the respective relative fair values to the lease components and non-lease components. Entities may elect not to separate lease and non-lease components. Rather, entities would account for each lease component and related non-lease component together as a single lease component. We have elected to account for lease and non-lease components together as a single lease component for all underlying assets and allocate all of the contract consideration to the lease component only. ASC 842 allows for the use of judgment in determining whether the assumed lease term is for a major part of the remaining economic life of the underlying asset and whether the present value of lease payments represents substantially all of the fair value of the underlying asset. We apply the bright line thresholds referenced in ASC 842-10-55-2 to assist in evaluating leases for appropriate classification. The aforementioned bright lines are applied consistently to our entire portfolio of leases.

Upon termination of a lease, related lease balances on the consolidated balance sheet are written-off. A liability for costs to terminate a lease before the end of its term is recognized in accordance with the lease terms and recorded in operations and support on the consolidated statements of operations and comprehensive loss.

Impairment of Long-Lived Assets

Long-lived assets that are held and used by the Company are reviewed for impairment when events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. The asset group is comprised of both property and equipment and operating lease right-of-use assets. Determination of recoverability of long-lived assets is based on an estimate of the undiscounted cash flows resulting from the use of the asset and its eventual disposition. Our estimate of undiscounted cash flows over the lease term is based upon our experience, the historical operations and estimates of future profitability and economic conditions. The estimates of future profitability and economic conditions require estimating assumptions such as forecasting revenue and expenses. If the carrying value of the long-lived asset is not recoverable on an undiscounted cash flow basis, impairment is recognized to the extent that the carrying value exceeds its fair value. Fair value is determined through various valuation techniques including discounted cash flow models, as well as other methods and approaches, as necessary.

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

In determining the need for a valuation allowance, we weigh both positive and negative evidence in the various jurisdictions in which we operate to determine whether it is more likely than not that our deferred tax assets are recoverable. We regularly assess all available evidence, including cumulative historic losses and forecasted earnings. Due to cumulative losses in the U.S. during the current and prior two years, including tax deductible stock compensation, and based on all available positive and negative evidence, we do not believe it is more likely than not that our net U.S. deferred tax assets will be realized as of December 31, 2024. Accordingly, a full valuation allowance has been established in the United States, and no deferred tax assets and related tax benefit have been recognized in the consolidated financial statements.

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

Fair Market Value of the August 2024 Securities Purchase Agreements

On August 13, 2024, the Company entered into securities purchase agreements with certain qualified institutional buyers or accredited investors of an aggregate of $43.3 million newly issued shares of Series A Preferred Stock, par value $0.0001 per share, in exchange for cash consideration of approximately $43.3 million (the “Securities Purchase Agreements”).

The sale of the Series A Preferred Stock pursuant to the Securities Purchase Agreements took place in multiple tranches. The first tranche closed on August 13, 2024 and comprised of about 14.7 million shares of Preferred Stock for a purchase price of approximately $14.7 million. The second tranche closed on November 6, 2024 and comprised of about 28.6 million shares of Preferred Stock in total for a purchase price of approximately $28.6 million.

The Company recognized a loss on the preferred stock transaction based on the fair market value of (a) the equity-classified preferred stock, (b) the liability-classified forward contract, and (c) the liability-classified participation rights as of the transaction date. The Company measured the Series A Preferred Stock as of August 13, 2024, the forward contract liability from inception on August 13, 2024 through settlement at the closing of the second tranche on November 6, 2024, and the preferred stock participation right from inception on August 13, 2024 through December 31, 2024 at fair value.

The valuation model and discount rate assumption used in the valuation model had a significant effect on the fair value measurement of the equity-classified preferred stock and the liability-classified forward contract. The liability-classified forward contract and participation rights are remeasured each reporting period reflecting fluctuations in the underlying variables and assumptions.

Recent Accounting Standards

See Note 2, Recently Issued Accounting Standards, to the consolidated financial statements included within Part II, Item 8 of this Annual Report on Form 10-K for additional information regarding recently adopted accounting standards and recently issued accounting standards not yet adopted.

Emerging Growth Company Status

Section 102(b)(1) of the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can choose not to take advantage of the extended transition period and comply with the requirements that apply to non-emerging growth companies, and any such election to not take advantage of the extended transition period is irrevocable.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Sonder’s substantial global operations exposes it to various market risks, primarily including foreign currency risk, interest rate risk, and inflation risk.

Foreign Currency Exchange Risk

Sonder transacts business in multiple currencies worldwide. The most significant currency supporting Sonder’s operations for the years ended December 31, 2024 and 2023 was the U.S. dollar. Sonder’s international revenue, as well as costs and expenses denominated in foreign currencies, exposes it to the risk of fluctuations in foreign currency exchange rates against the U.S. dollar. Accordingly, Sonder is subject to foreign currency risk, which may adversely impact its financial results.

Sonder has foreign currency exchange risks related primarily to:
•Revenue, rent, and cleaning fees, which are included in cost of revenue, associated with bookings through its direct and indirect channels denominated in currencies other than the U.S. dollar;
•Balances held as funds receivable and amounts held on behalf of guests as well as funds payable, amounts payable to guests and deposits due from landlords; and
•Intercompany balances primarily related to its payment entities that process payments.

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

Sonder has not been exposed to, nor anticipates exposure to, material risks due to changes in interest rates. A hypothetical 100 basis points increase or decrease in interest rates would not have had a material impact on its consolidated financial statements as of December 31, 2024.

Continued increases in interest rates have caused and may continue to cause some property owners and developers to have difficulty financing, refinancing, or completing projects that we plan to lease or that are currently under contract with us. As a result, any such properties in our forecast property pipeline may never develop into new sources of revenue when we anticipated, or at all.

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

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Sonder Holdings Inc. and subsidiaries (the "Company") as of December 31, 2024 and 2023, the related consolidated statements of operations and comprehensive loss, mezzanine equity and stockholders’ deficit, and cash flows for years ended December 31, 2024 and 2023, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for the years ended December 31, 2024 and 2023, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and negative operating cash flows, which raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matters

Leases — Refer to Notes 1 and 9 to the financial statements

Critical Audit Matter Description

The Company leases buildings or portions of buildings for guest usage and warehouses to store furniture under operating lease agreements. As of December 31, 2024, operating lease right-of-use assets (“ROU assets”) were $1.0 billion, current operating lease liabilities were $172 million, and non-current operating lease liabilities were $1.0 billion. In accordance with Accounting Standards Codification 842, Leases (“ASC 842”), the Company determines whether an arrangement is or contains a lease, and how to account for the lease, based on the unique facts and circumstances present in the arrangement.

Operating lease liabilities and their corresponding ROU assets are initially recorded based on the present value of lease payments over the expected remaining lease term. The Company uses its incremental borrowing rate based on the information available at lease commencement date in determining the present value of lease payments used in measuring lease ROU assets and liabilities. The incremental borrowing rate reflects the fixed rate at which an entity could borrow on a collateralized basis the amount of the lease payments in the same currency, for a similar term, in a similar economic environment. Since the Company does not currently have a ratings agency-based credit rating, the Company estimates its incremental borrowing rate using a synthetic credit rating analysis, its estimated credit spread, and an estimated impact of collateral on the respective lease.

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

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the accounting for leases included the following, among others:

•We selected a sample of leases and performed the following:

◦Tested the facts and circumstances used in the calculation of the ROU asset and the lease liability by agreeing the underlying inputs, such as the lease commencement date, lease term, and lease payments to executed lease agreements.

◦Evaluated the Company’s application of ASC 842 to the facts and circumstances of the lease.

◦Tested the mathematical accuracy of the Company’s calculation of the lease ROU asset and lease liability.

•With the assistance of our fair value specialists, we:

◦Evaluated the reasonableness of the methodology used by the Company in applying the principles of ASC 842 to estimate the incremental borrowing rate.

◦Evaluated the reasonableness of significant estimates and assumptions made by the Company such as its credit rating, credit spread, and the impact of collateral in the determination of the incremental borrowing rate by comparing them to the Company-specific benchmarks, information regarding comparable companies, and other market information.

◦Tested the mathematical accuracy of the Company’s calculation used in determining the incremental borrowing rate.

Operating Lease Right-of-use Assets and Property and Equipment, net – Impairment of Long-lived Assets — Refer to Notes 1, 6, and 9 to the financial statements

Critical Audit Matter Description

Long-lived assets that are held and used by the Company, including ROU assets, are reviewed for impairment when events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. The asset group is comprised of both property and equipment and operating lease right-of-use assets. Determination of recoverability of long-lived assets is based on an estimate of the undiscounted cash flows resulting from the use of the asset and its eventual disposition. If the carrying value of the long-lived asset is not recoverable on an undiscounted cash flow basis, impairment is recognized to the extent that the carrying value exceeds its fair value. Fair value is determined through various valuation techniques including discounted cash flow models, as well as other methods and approaches, as necessary. Impairment charges recorded related to long-lived assets for the year ended December 31, 2024 were $13.2 million.

We identified impairment of long-lived assets as a critical audit matter because the estimated future cash flows to determine the recoverability of long-lived assets requires significant management estimates and assumptions, specifically forecasting future revenue and expenses. Additionally, the measurement of an impairment loss involves determination of the fair value of an asset group, which includes estimates of market rental rates.

Performing audit procedures to evaluate the reasonableness of the Company’s estimates and assumptions used in determining the recoverability and measuring the impairment of long-lived assets involved a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists and to involve more experienced audit professionals.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to management's estimates and assumptions regarding the estimated future cash flows, specifically forecasting future revenue and expenses and fair value of asset groups included the following, among others:

•We evaluated management's ability to accurately estimate future cash flows by comparing actual results to management's historical forecasts.

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

Redeemable Preferred Stock – Refer to Notes 5 and 8 of the financial statements

Critical Audit Matter Description

On August 13, 2024, the Company entered into securities purchase agreements with certain qualified institutional buyers or accredited investors of an aggregate of 43,300,000 newly issued shares of Series A Preferred Stock, par value $0.0001 per share (“Series A Preferred Stock”), in exchange for cash consideration of $1.00 per share and in an aggregate amount of approximately $43.3 million (“Securities Purchase Agreements”). The first tranche closed on August 13, 2024 and the second tranche closed on November 6, 2024.

The Company identified the following freestanding financial instruments issued in connection with the transaction, a) mezzanine equity-classified Series A Preferred Stock (“Series A Preferred Stock”), b) liability-classified forward contract for commitments of investors to purchase, and commitments of the Company to sell, additional Series A Preferred Stock (“forward contract liability”), and c) liability-classified preferred stock participation right (together “Freestanding Financial Instruments”).

The Company measured the Series A Preferred Stock as of August 13, 2024, the forward contract liability from inception on August 13, 2024 through settlement at the closing of the second tranche on November 6, 2024 and the preferred stock participation right from inception on August 13, 2024 through December 31, 2024 at fair value. The valuation model and discount rate assumption used in the valuation model of the Series A Preferred Stock and the forward contract liability had a significant effect on the fair value measurement of these instruments.

We identified the accounting for the Securities Purchase Agreements and management’s fair value measurements of the Series A Preferred Stock and forward contract liability as a critical audit matter due to the complexity of the agreements and the significant judgments made by management in determining the valuation model and discount rate to be used in the valuation. Auditing the Securities Purchase Agreements required a high degree of auditor judgment and the involvement of more experienced personnel to evaluate management’s identification of the Freestanding Financial Instruments. Given that management’s judgments related to the valuation model and discount rate were especially challenging, this required a high degree of auditor judgment and an increased extent of effort, including the involvement of our fair value specialists.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the accounting for the Securities Purchase Agreements and management’s fair value measurements of the Series A Preferred Stock and the forward contract liability included the following, among others:

•We involved more experienced personnel to read and analyze the Stock Purchase Agreements and management's accounting for these agreements, including the identification of the Freestanding Financial Instruments.

•With the assistance of our fair value specialists, we:

◦Evaluated the appropriateness of management's application of the valuation model.

◦Evaluated the reasonableness of the discount rate used by developing a range of independent estimates and comparing those estimates to the discount rate assumptions selected by management.

◦Evaluated the mathematical accuracy and consistency of the application of the Company’s valuation model.

/s/ DELOITTE & TOUCHE LLP
San Francisco, California
July 23, 2025

We have served as the Company’s auditor since 2019.

SONDER HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31, 2024 and 2023
(in thousands, except share data)

	December 31, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$20,786	$95,763
Restricted cash	51,268	40,734
Total cash, cash equivalents and restricted cash	72,054	136,497
Accounts receivable, net of allowance of $14,587 and $6,196 at December 31, 2024 and 2023, respectively	13,918	7,999
Prepaid expenses	4,141	5,366
Other current assets	9,733	11,345
Total current assets	99,846	161,207
Property and equipment, net	5,933	22,775
Operating lease ROU assets	1,013,854	1,322,135
Other non-current assets	17,544	15,150
Total assets	$1,137,177	$1,521,267

Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable	$33,724	$23,560
Accrued liabilities	32,621	36,040
Taxes payable	22,224	14,005
Other current liabilities	5,513	2,586
Deferred revenue	71,729	61,971
Current portion of long-term debt, net	1,000	168,710
Current operating lease liabilities	171,736	199,364
Total current liabilities	338,547	506,236
Non-current operating lease liabilities	1,009,169	1,389,580
Long-term debt, net	217,236	1,500
Other non-current liabilities	8,113	652
Total liabilities	1,573,065	1,897,968

Commitments and contingencies (Note 13)

Mezzanine equity:
Series A redeemable convertible preferred stock: $0.0001 par value; 250,000,000 shares authorized, 43,300,000 shares issued and outstanding	162,907	—

Stockholders’ deficit:
Common stock	1	1
Additional paid-in capital	977,112	977,503
Cumulative translation adjustment	7,360	4,976
Accumulated deficit	(1,583,268)	(1,359,181)
Total stockholders’ deficit	(598,795)	(376,701)
Total liabilities and stockholders’ deficit	$1,137,177	$1,521,267

See accompanying notes to consolidated financial statements.

SONDER HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
Years ended December 31, 2024 and 2023
(in thousands, except share data)

	Years ended December 31,
	2024	2023
Revenue	$621,272	$602,066
Costs and operating expenses:
Cost of revenue (excluding depreciation and amortization)	377,243	392,898
Operations and support	184,343	212,913
General and administrative	123,390	112,082
Research and development	16,522	22,365
Sales and marketing	84,248	78,566
Impairment losses	13,164	59,165
Integration costs	1,066	—
Restructuring and other charges	3,913	2,119
Total costs and operating expenses	803,889	880,108
Loss from operations	(182,617)	(278,042)

Interest expense, net	34,213	25,409
Change in fair value of SPAC Warrants	(87)	(615)
Change in fair value of Earn Out Liability	(30)	(2,372)
Lease adjustment (gains), net	(93,175)	(10,145)
Loss on preferred stock issuance	83,812	—
Change in fair value of forward contract	28,652	—
Other expense (income), net	(9,909)	6,282
Total non-operating expense, net	43,476	18,559
Loss before income taxes	(226,093)	(296,601)
Benefit for income taxes	(2,006)	(933)
Net loss	$(224,087)	$(295,668)

Basic and diluted net loss per common share	$(20.69)	$(27.04)

Other comprehensive loss:
Net loss	$(224,087)	$(295,668)
Change in foreign currency translation adjustment	2,384	(8,050)
Comprehensive loss	$(221,703)	$(303,718)

See accompanying notes to consolidated financial statements.

SONDER HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF MEZZANINE EQUITY AND
STOCKHOLDERS’ DEFICIT
Years ended December 31, 2024 and 2023
(in thousands, except share data)

	Common Stock		Post-Combination Exchangeable Common Stock		Additional Paid-in Capital	Accumulated Translation Adjustment	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount
Balance at December 31, 2022	9,919,716	$1	1,019,460	$—	$949,001	$13,026	$(1,063,513)	$(101,485)
Exercise of common stock options	469	—	—	—	8	—	—	8
Vesting of restricted stock units	154,062	—	—	—	—	—	—	—
Conversion of exchangeable stock	306,478	—	(306,478)	—	—	—	—	—
Stock-based compensation	—	—	—	—	28,494	—	—	28,494
Components of comprehensive loss:
Net loss	—	—	—	—	—	—	(295,668)	(295,668)
Change in cumulative translation adjustment	—	—	—	—	—	(8,050)	—	(8,050)
Balance at December 31, 2023	10,380,725	$1	712,982	$—	$977,503	$4,976	$(1,359,181)	$(376,701)
Vesting of restricted stock units, net of shares withheld for taxes	25,906	—	—	—	—	—	—	—
Conversion of exchangeable stock	161,910	—	(161,910)	—	—	—	—	—
Issuance of delayed draw warrants	—	—	—	—	1,488	—	—	1,488
Preferred stock accretion to redemption value	—	—	—	—	(4,833)	—	—	(4,833)
Paid-in-kind dividend on preferred stock	—	—	—	—	(5,051)	—	—	(5,051)
Common stock issuance for exercise of warrants	473,458	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	8,005	—	—	8,005
Components of comprehensive loss:
Net loss	—	—	—	—	—	—	(224,087)	(224,087)
Change in cumulative translation adjustment	—	—	—	—	—	2,384	—	2,384
Balance at December 31, 2024	11,041,999	$1	551,072	$—	$977,112	$7,360	$(1,583,268)	$(598,795)

See accompanying notes to consolidated financial statements.

SONDER HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended December 31, 2024 and 2023
(in thousands)

	For the years ended December 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(224,087)	$(295,668)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	16,989	22,147
Stock-based compensation	8,005	28,494
Amortization of operating lease ROU assets	171,078	194,863
Impairment losses	13,164	59,165
Lease adjustment gains, net	(93,175)	(10,145)
Credit loss expense	9,170	1,083
(Gain) loss on foreign exchange	(1,947)	(5,691)
Capitalization of paid-in-kind interest on long-term debt	29,383	26,934
Amortization of debt issuance costs	129	12
Amortization of debt discounts	3,345	2,557
Change in fair value of SPAC Warrants	(87)	(615)
Change in fair value of Earn Out Liability	(30)	(2,372)
Change in fair value of forward contracts	28,652	—
Loss on preferred stock issuance	83,812	—
Other operating activities	1,658	40
Changes in:
Accounts receivable	(15,340)	(2,591)
Prepaid expenses	1,161	3,657
Other current and non-current assets	(2,453)	(636)
Accounts payable	11,558	6,810
Accrued liabilities	(4,646)	3,839
Taxes payable	8,907	(727)
Deferred revenue	10,227	20,068
Operating lease ROU assets and operating lease liabilities, net	(186,750)	(162,327)
Other current and non-current liabilities	2,055	199
Net cash used in operating activities	(129,222)	(110,904)
Cash flows from investing activities:
Purchase of property and equipment	(3,107)	(10,637)
Proceeds on the disposition of property and equipment	1,558	71
Proceeds of Key Money Investment	7,500	—
Capitalization of internal-use software	(222)	(1,796)
Net cash provided by (used in) investing activities	5,729	(12,362)
Cash flows from financing activities:
Repayment of debt and related fees	(1,011)	(35,240)
Proceeds from issuance of debt	20,000	3,000
Payment of issuance costs	(2,438)	—
Proceeds from preferred stock issuance	43,300	—
Proceeds from exercise of stock options and common stock warrants	—	8
Net cash provided by (used in) financing activities	59,851	(32,232)
Effects of foreign exchange on cash	(801)	2,809
Net change in cash, cash equivalents, and restricted cash	(64,443)	(152,689)
Cash, cash equivalents, and restricted cash at beginning of year	136,497	289,186
Cash, cash equivalents, and restricted cash at end of year	$72,054	$136,497

See accompanying notes to consolidated financial statements.

SONDER HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Basis of Presentation

Nature of Operations

Sonder Holdings Inc., together with its wholly owned subsidiaries (collectively, the “Company,” “we,” “us,” or “our”), provides short and long-term accommodations to travelers in various cities across North America, Europe, and the Middle East. We are a leading global brand of premium, design-forward apartments and intimate boutique hotels serving the modern traveler. Launched in 2014, Sonder offers inspiring, thoughtfully designed accommodations and innovative, tech-enabled service combined into one seamless experience.

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

The Company accounts for its VIE in accordance with ASC 810, Consolidation and evaluates its ownership, contractual, and other interests in entities to assess whether it has a variable interest in entities in which it has a financial relationship and, if so, whether or not those entities are VIEs. For an entity to qualify as a VIE, ASC 810 requires the Company to determine if it is the primary beneficiary of the VIE, and, if so, to consolidate such entity into its consolidated financial statements. If the Company determines that it is not the primary beneficiary of the VIE, the ASC 810 requires the Company to account for the investment or other variable interest in a VIE in accordance with applicable U.S. GAAP. The Company consolidates its VIE in which it holds a controlling financial interest, and is therefore deemed the primary beneficiary. Periodically, the Company reevaluates its ownership, contractual, and other interests in entities to determine whether any changes in its interest or relationship with an entity impacts the determination of whether it is still the primary beneficiary of such entity. As of December 31, 2024 and 2023, the Company’s consolidated VIE was not material to the consolidated financial statements.

The Company qualifies as an emerging growth company as defined in the JOBS Act, and as a “smaller reporting company” as defined in Rule 12b-2 under the Exchange Act, and, as such, may take advantage of specified reduced reporting requirements and deferred accounting standards adoption dates, and is relieved of other significant requirements that are otherwise generally applicable to other public companies.

Notice of Delisting

On April 24, 2025, the Company received a notice (the “10-K Notice”) from Nasdaq notifying the Company that, because the Company is delinquent in filing the 2024 Form 10-K, the Company no longer complies with Nasdaq Listing Rule 5250(c)(1) (the “Listing Rule”), which requires companies with securities listed on Nasdaq to timely file all required periodic reports with the SEC. On May 23, 2025, the Company received a notice (the “Q1 10-Q Notice” and together with the 10-K Notice, the “Notices”) from Nasdaq notifying the Company that, because the Company is delinquent in filing the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2025, the Company continues to not comply with the Listing Rule. The Notices have no immediate effect on the listing or trading of the Company’s common stock or Public Warrants on the Nasdaq Global Select Market.

In accordance with Nasdaq’s listing rules, the Company has 60 calendar days after the 10-K Notice to submit a plan of compliance (the “Plan”) to Nasdaq demonstrating the Company’s ability to regain compliance with the Listing Rule and Nasdaq has the discretion to grant the Company up to 180 calendar days from the due date of the 2024 Form 10-K, or October 13, 2025, to regain compliance. The filing of this Annual Report on Form 10-K cures the filing deficiency described in the 10-K Notice and the Company submitted the Plan on June 23, 2025.

Going Concern

The accompanying consolidated financial statements are prepared in accordance with general accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has a history of net losses and negative operating cash flows and expects to continue to incur additional losses in the future. Although the Company continues to pursue a strategy to realize improved operations, including anticipated improvements from integration through the Marriott Agreement, the timing of realization cannot be guaranteed to ensure liquidity is available when needed to meet the Company’s obligations. As a result of these considerations, the Company’s liquidity may be insufficient to meet its obligations for at least one year from the date of issuance of these financial statements, which raises substantial doubt about the Company’s ability to continue as a going concern.

Management’s plans to address the substantial doubt about the Company’s ability to continue as a going concern, as described above, include the following actions:

•engaging a financial advisor to assist in identifying and securing strategic alternatives and financing arrangements,
•continuing to focus on identifying and executing cost optimization initiatives;
•continuing to execute our portfolio optimization program to mitigate losses related to certain underperforming properties and to assess the Company’s portfolio of rents relative to current operations and existing market rents; and
•improving its financial performance through the potential to increase revenue by integrating with Marriott’s commercial engine and deliver costs savings.

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

Segment Information

An operating segment is defined as a component of an entity that: (i) engages in business activities from which it may earn revenues and incur expenses, (ii) is regularly reviewed by the Chief Operating Decision Maker (“CODM”) for performance assessment and resource allocation decisions, and (iii) has discrete financial information available. The Company’s CODM is its Chief Executive Officer.

The Company has one operating and reportable segment, as the CODM reviews financial information presented on a consolidated basis for purposes of performance assessment and resource allocation.

The key measure of segment profit or loss utilized by the CODM to assess performance of and allocate resources to the Company’s operating segment is consolidated net loss. Net loss is used in monitoring budget versus actual results. This measure is presented on the consolidated statements of operations and comprehensive loss.

Significant segment expenses included in net loss include cost of revenue, operations and support, general and administrative, research and development, sales and marketing and interest expense, net, which are presented on the consolidated statements of operations and comprehensive loss. The measure of segment assets is reported on the consolidated balance sheet as total consolidated assets.

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

Revenue Recognition and Deferred Revenue

The Company generates revenues primarily by providing short-term or month-to-month accommodations to its guests. As a result, the Company’s performance obligation is to facilitate a stay, which is satisfied over time as the stay occurs. Revenues are recognized over time for guest stays, commencing upon guest check-in and ending at guest check-out, net of discounts and refunds. For short-term accommodations, the Company's guests agree to its Terms of Service (“ToS”) and make payments for their accommodations at the time of reservation. For month-to-month accommodations, the Company’s guests agree to its ToS and make payments for their accommodations in accordance with the related contracts. For accommodations booked through OTAs, payments for accommodations are made by OTAs to the Company based on the ToS that the Company has with OTAs.

Guests generally have the right to cancel a stay prior to check-in, and are entitled to refunds in accordance with the agreed-upon ToS. Payments received from guests prior to check-in are recognized as deferred revenue, a contract liability, on the consolidated balance sheet. Deferred revenue is reduced over the period in which a guest completes a stay and is recognized as revenue. Substantially all of the deferred revenue balances at the end of each fiscal year are expected to be recognized as revenue in the subsequent year. Payments received after guest check-in are primarily from OTAs that guests use to book accommodations and are recognized as accounts receivable, net of allowance, after guest check-out. The Company is required to collect certain taxes and fees from guests on behalf of governmental agencies and remit these to the applicable governmental agencies on a periodic basis. The Company recognizes revenues net of such taxes and fees collected.

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

For leases with an initial non-cancelable lease term of 12 months or less and no option to purchase, the Company elected not to recognize the lease on its consolidated balance sheets and instead recognize rent payments on a straight-line basis over the lease term within operations and support on its consolidated statements of operations.

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

Supplemental Cash Flow Information

The following table shows supplemental cash flow information (in thousands):

	2024	2023
Supplemental disclosure of cash flow information:
Cash paid for income taxes during the year	$679	$905
Cash paid for interest during the year	$2,183	$2,464
Supplemental disclosure of non-cash investing and financing activities:
Operating ROU assets obtained in exchange for operating lease liabilities, net of adjustments(1)	$(119,464)	$205,285
Reconciliation of cash and restricted cash:
Cash	$20,786	$95,763
Restricted cash	51,268	40,734
Cash and restricted cash at end of period	$72,054	$136,497
(1) Operating ROU assets declines are primarily due to the impact of lease terminations related to the portfolio optimization program. These lease terminations primarily occurred during the first half of 2024.

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

Property and Equipment, Net

Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are calculated using the straight-line method over the estimated useful lives of the assets. Estimated useful lives of the Company’s assets are as follows:

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

Foreign Currency

The Company’s reporting currency is the U.S. dollar. Functional currency is determined for each of the Company's foreign subsidiaries by reviewing its operations and currencies used in its primary economic environments. Assets and liabilities for foreign subsidiaries with functional currency other than the U.S. dollar are translated into U.S. dollars at the rate of exchange existing at the balance sheet date. Statements of operations and comprehensive loss amounts are translated at average exchange rates for the period. Translation gains and losses are recorded in cumulative translation adjustment as a component of stockholders’ deficit in the consolidated balance sheets.

Remeasurement gains and losses are included in other expense (income), net in the consolidated statements of operations and comprehensive loss. Monetary assets and liabilities are remeasured at the exchange rate on the balance sheet date, and nonmonetary assets and liabilities are measured at historical exchange rates.

Cost of Revenue

The Company’s cost of revenue (excluding depreciation and amortization) primarily consists of fixed and variable lease costs to real estate owners for Live Units, cleaning costs, and payment processing charges.

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

General and Administrative

General and administrative expenses primarily consist of personnel-related expenses for administrative functions, such as legal, finance, accounting, public policy, and human resources. It also includes certain professional services fees, technology expenses, bad debt expense, general corporate and director and officer insurance, and other corporate-level expenses the Company incurs to manage and support its operations. These costs are expensed as incurred.

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

Advertising Expenses

Advertising expenses, a majority of which consist of internet and social media marketing, were $18.8 million and $15.4 million for the years ended December 31, 2024 and 2023, respectively. These costs are expensed as incurred.

Stock-Based Compensation Related to Stock Options and Restricted Stock Units (“RSUs”)

The Company recognizes stock-based compensation expense related to stock options and RSUs in the consolidated statements of operations and comprehensive loss on a straight-line basis over the requisite service period, which is generally four years. The compensation expense related to stock options is based on the fair value of stock options using the Black-Scholes option-pricing model on the grant date, which requires the use of highly subjective and complex assumptions, including the value of the underlying stock on the date of grant for options granted before the Company was publicly traded, the expected term of the option, the price volatility of the underlying stock, expected dividend yield, and risk-free interest rate. The compensation expense related to RSUs is based on the closing fair market value of our common stock.

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

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the statement of operations and comprehensive loss as of the enactment date. A valuation allowance is recorded for deferred tax assets if it is more likely than not that some portion or all of the deferred tax assets will not be realized. As of December 31, 2024, with the exception of Europe and Middle East and Canada, and in December 31, 2023, with the exception of Canada, the Company has recorded a full valuation allowance against its deferred tax assets due to its history of losses.

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

Taxes payable on the Company’s consolidated balances sheets at December 31, 2024 and 2023 includes both income taxes payable and indirect taxes payable.

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

Recently Adopted Accounting Standards

In November 2023, the FASB issued ASU No. 2023-07 Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. Among other new disclosure requirements, ASU 2023-07 requires companies to disclose significant segment expenses that are regularly provided to the CODM. ASU 2023-07 is effective for annual periods beginning on January 1, 2024 and interim periods beginning on January 1, 2025. ASU 2023-07 must be applied retrospectively to all prior periods presented in the financial statements. The Company adopted this guidance for the year ended December 31, 2024 on a retrospective basis and included enhanced disclosures in Note 1, Basis of Presentation, under the subheading “Segment Information”.

Recently Issued Accounting Standards Not Yet Adopted

In December 2023, the FASB issued ASU No. 2023-09 Income Taxes (Topic 740): Improvements to Income Tax Disclosures. ASU 2023-09 requires companies to disclose, on an annual basis, specific categories in the effective tax rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold. In addition, ASU 2023-09 requires companies to disclose additional information about income taxes paid. ASU 2023-09 will be effective for annual periods beginning January 1, 2025 and will be applied on a prospective basis with the option to apply the standard retrospectively. The Company is evaluating the disclosure impact of ASU 2023-09 and its impact on the Company’s consolidated financial statements.

In November 2024, the FASB issued ASU No. 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40). ASU 2024-03 requires companies to disclose additional information about specific expense categories in the notes to the financial statements. ASU 2024-03 will be effective for annual periods beginning January 1, 2026 and will be applied either prospectively to financial statements issued for reporting periods after the effective date of this update or retrospectively to any or all prior periods presented in the financial statements. Early adoption is permitted. The Company is evaluating the disclosure impact of ASU 2024-03 and its impact on the Company’s consolidated financial statements.

Note 3. Revenue

The Company generates revenues primarily by providing accommodations to its guests. Direct revenue is generated from stays booked through Sonder.com, the Sonder app, or directly through the Company's sales personnel. Indirect revenue is generated from stays booked through OTAs.

Revenue disaggregated between direct and indirect revenue is as follows (in thousands):

	Year ended December 31,
	2024	2023
Direct revenue	$284,709	$282,923
Indirect revenue	336,563	319,143
Total revenue	$621,272	$602,066

Revenue by geographic area is determined based on the location where the guest stays and is as follows (in thousands):

	Year ended December 31,
	2024	2023
Americas:
United States	$367,759	$370,825
Other Americas(1)	68,139	60,161
Total Americas	435,898	430,986
Europe and Middle East:
Great Britain	41,928	38,664
United Arab Emirates	64,581	68,019
Mainland Europe	78,865	64,397
Total Europe and Middle East	185,374	171,080
Total revenue	$621,272	$602,066

(1) As of December 31, 2024 and 2023, Other Americas is comprised of Canada and Mexico.

No individual guest represented over 10% of revenues for the years ended December 31, 2024 and 2023.

Three OTAs each represented approximately 22%, 17% and 12% of the Company’s revenue for the year ended December 31, 2024 and three OTAs each represented approximately 23%, 14% 12% of the Company’s revenue for the year ended December 31, 2023.

No OTAs represented over 10% of the gross accounts receivable balance at December 31, 2024 and one OTA represented approximately 17%, of the gross accounts receivable balance at December 31, 2023.
The following table summarizes the activity in the Company’s allowance for expected credit losses balance (in thousands):

	Year ended December 31,
	2024	2023
Beginning balance	$6,196	$972
Additions	9,170	8,788
Write-offs, net of recoveries	(779)	(3,564)
Ending balance	$14,587	$6,196

Note 4. Balance Sheet Details

Other current assets

Other current assets consists of the following (in thousands):

	December 31,
	2024	2023
Non-income-related tax assets	$8,150	$10,030
Deposits due from landlords	539	844
Other current assets	1,044	471
Total other current assets	$9,733	$11,345

Other non-current assets

Other non-current assets consists of the following (in thousands):

	December 31,
	2024	2023
Long-term deposits due from landlords	$12,813	$12,667
Deferred tax assets	4,171	1,738
Debt issuance costs on undrawn credit facilities	259	518
Other non-current assets	301	227
Total non-current assets	$17,544	$15,150

Accrued liabilities

Accrued liabilities consists of the following (in thousands):

	December 31,
	2024	2023
Accrued legal expenses	$18,540	$15,219
Accrued compensation	1,703	4,395
Accrued direct costs(1)	3,454	3,754
Accrued other liabilities	8,924	12,672
Total accrued liabilities	$32,621	$36,040

(1) Direct costs include utilities, maintenance, insurance, cleaning, and other expenses related to the Company’s properties.

Other non-current liabilities

Other non-current liabilities consists of the following (in thousands):

	December 31,
	2024	2023
Marriott key money liability	$7,344	$—
Other	769	652
Total other non-current liabilities	$8,113	$652

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

Level 2: Quoted prices for similar instruments in active markets. These are typically quoted prices for identical or similar instruments in markets that are not active, and model-derived valuations in which all significant inputs are observable in active markets.

Level 3: Unobservable inputs in which there is little or no market data that are significant to the fair value of the assets or liabilities.

A financial instrument’s classification within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement.

Forward Contract Liability

As part of the August 2024 Securities Purchase Agreements, as described further in Note 8, Redeemable Preferred Stock, the transaction included a liability-classified forward contract for commitments of investors to purchase, and commitments of the Company to sell, additional Series A Preferred Stock. This commitment ended upon the issuance of approximately 28.6 million shares of Series A Preferred Stock in November 2024. The Company recognized a change in fair value of the forward contract of $28.7 million as the remeasurement reflecting fluctuations in the underlying variables and assumptions from inception on August 13, 2024 through the final closing of the August 2024 Preferred Financing on November 6, 2024.

Preferred Stock Participation Right

As part of the August 2024 Securities Purchase Agreements, as described further in Note 8, Redeemable Preferred Stock, the Company recognized a liability for preferred stock participation right (the “Preferred Stock Participation Right”) (as described below) of $1.3 million within other current liabilities in the consolidated balance sheets as of December 31, 2024. The change in fair value of the Preferred Stock Participation Right recognized from inception on August 13, 2024 through the year ended on December 31, 2024 was not significant.

SPAC Warrants

As part of the GMII initial public offering (“GMII IPO”), GMII issued 9,000,000 public warrants (the “Public Warrants”) and 5,500,000 private placement warrants (the “Private Placement Warrants”), of which every 20 warrants are exercisable for one share of common stock at a price of $230.00 per common share (collectively, the “SPAC Warrants”).

Management has determined that the SPAC Warrants issued in the GMII IPO, which remained outstanding at consummation of the Business Combination and became exercisable for shares of the Company’s common stock, are subject to accounting treatment as a liability. At the consummation of the Business Combination and at December 31, 2024, the Company used the Public Warrants stock price to value the Public Warrants.

At consummation of the Business Combination, the Company used a Monte Carlo simulation methodology to value the Private Placement Warrants using Level 3 inputs since the Company did not have observable inputs for the valuation. At December 31, 2022, the Company used the Black-Scholes option-pricing model to estimate the fair value of the Private Placement Warrants using Level 3 inputs. During the three months ended March 31, 2022, the Private Placement Warrants were transferred by the original holders and, in accordance with the contractual terms of the Private Placement Warrants, became Public Warrants upon transfer. As such, at December 31, 2024 and December 31, 2023 the Company used the Public Warrants stock price to value all SPAC Warrants.

At December 31, 2024, the SPAC Warrants were valued at $0.01 per warrant.

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

At December 31, 2024, the Company used a Monte Carlo simulation methodology to value the Earn Out Liability using Level 3 inputs. The key assumptions used in the Monte Carlo simulation are related to expected share-price volatility of 87.5%, expected term of 2.54 years, risk-free interest rate of 4.3%, and dividend yield of 0%. The expected volatility at December 31, 2024 was derived from the volatility of comparable public companies.

Delayed Draw Warrants

The fair value of the Delayed Draw Warrants (as defined in Note 7, Debt) was estimated by separating the Delayed Draw Notes into the debt and warrants components and assigning a fair value to each component. The value assigned to the debt component was the estimated fair value as of the issuance date of similar debt without the warrants. The value assigned to the Delayed Draw Warrants component was estimated using the Black-Scholes option-pricing model using Level 3 inputs and was considered to be non-recurring in nature, in accordance with ASC 820, Fair Value Measurement. The warrants component was recorded as a debt discount, which is amortized using the effective interest method over the period from the date of issuance through the maturity date. Upon consummation of the Business Combination, the fair value of the Delayed Draw Warrants was $5.6 million and was recorded within additional paid in capital in the consolidated balance sheets. As described in Note 7, Debt, in connection with the Third Notes Amendment to the Note Purchase Agreement, the Purchasers received New Delayed Draw Warrants and the previously issued Delayed Draw Warrants to the NPA Purchasers were canceled. In August 2024, all New Delayed Draw Warrants were exercised for cash.

NPA Waiver Obligation and NPA Waiver Warrants

In connection with the NPA Waiver (as defined in Note 7, Debt), the Company promised to issue shares or to deliver cash to the NPA Purchasers (as defined in Note 7, Debt) (the “NPA Waiver Obligation”). The Company accounted for the NPA Waiver Obligation as a liability classified instrument. Upon issuing the NPA Waiver Obligation, the fair value was $1.3 million.

Following approval of the Share Increase Proposal (as defined in the NPA Waiver) at the Company’s annual meeting of stockholders held on December 23, 2024 (the “2024 Annual Meeting”), on December 30, 2024, the Company issued warrants to the NPA Purchasers (as defined in the NPA Waiver) to purchase an aggregate of 500,000 shares of the Company’s common stock, each with an exercise of $0.01 (the “NPA Waiver Warrants”). The NPA Waiver Obligation was marked to fair value of $1.6 million immediately prior to the settlement of the obligation. Upon settlement of the obligation, the NPA Waiver Obligation was recharacterized as NPA Waiver Warrants, which are accounted for as liabilities. As of the effective date of December 30, 2024, the NPA Waiver Warrants can be exercised with no restrictions. As such, at December 31, 2024, the Company’s stock price was used to value all NPA Waiver Warrants.

Recurring Fair Value Measurements

At December 31, 2024, the Preferred Stock Participation Right and NPA Waiver Warrants were included in other current liabilities in the consolidated balance sheets. At December 31, 2024, the Earn Out Liability and Public Warrants liability were included in other non-current liabilities in the consolidated balance sheets. The following table presents fair value information for liabilities measured at fair value on a recurring basis as of December 31, 2024 (in thousands):

	Level 1	Level 2	Level 3	Total
Preferred Stock Participation Right(1)	$—	$—	$1,284	$1,284
NPA Waiver Warrants(2)	1,585	—	—	1,585
Earn Out Liability	—	—	15	15
Public Warrants	203	—	—	203
Total liabilities measured at fair value	$1,788	$—	$1,299	$3,087

(1)At inception, on August 13, 2024, the fair value of the Preferred Stock Participation Right was $1.3 million.
(2)At inception, on December 30, 2024 when NPA Waiver Obligation was recharacterized as NPA Waiver Warrants, the fair value of the NPA Waiver Warrants were $1.6 million.

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

The following table represents changes in the Company’s Level 3 liabilities measured at fair value on a recurring basis for the year ended December 31, 2024 (in thousands):

Level 3
Beginning balance, at January 1, 2024	$45
Issuance of Forward Contract Liability	53,690
Issuance of Preferred Stock Participation Right	1,291
Issuance of NPA Waiver Obligation	1,343
Change in fair value of Forward Contract Liability	28,652
Change in fair value of Earn Out Liability	(30)
Change in fair value of Preferred Stock Participation Right	(7)
Change in fair value of NPA Waiver Obligation	237
Settlement of Forward Contract Liability	(82,342)
Settlement of NPA Waiver Obligation	(1,580)
Ending balance, at December 31, 2024	$1,299

The following table presents changes in the Company’s Level 3 liabilities measured at fair value on a recurring basis for the year ended December 31, 2023 (in thousands):

Level 3
Beginning balance, at January 1, 2023	$2,417
Recognition of Earn Out Liability	(2,372)
Ending balance, at December 31, 2023	$45

As discussed above, other than the transfer of the Private Placement Warrants when they became Public Warrants in 2023, there were no other transfers of financial instruments between valuation levels during the years ended December 31, 2024 and 2023.

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

Note 6. Property and equipment, net

Property and equipment, net consisted of the following (in thousands):

	December 31,
	2024	2023
Furniture and fixtures	$68,944	$80,029
Computers and software	12,050	12,026
Internal-use software	16,210	15,988
Office equipment and other	719	716
Leasehold improvements	4,810	5,054
Construction-in-progress (1)	920	777
Property and equipment	103,653	114,590
Less: accumulated depreciation	(97,720)	(91,815)
Property and equipment, net	$5,933	$22,775
(1) Primarily includes costs for internal-use software.

Depreciation and amortization expense for the years ended December 31, 2024 and 2023 was $17.0 million and $22.1 million, respectively.

For the years ended December 31, 2024 and 2023, the Company recognized $23 thousand and $0.7 million of impairment on various property and equipment which was recorded in impairment losses on the Company’s consolidated statements of operations and comprehensive loss.

For the years ended December 31, 2024 and 2023, the Company disposed of $14.4 million and $1.3 million in property and equipment and wrote off previously recognized accumulated depreciation of $11.3 million and $0.3 million, respectively.

For the year ended December 31, 2024, the Company recognized losses on disposal of $1.4 million. For the year ended December 31, 2023, the Company recognized immaterial losses on disposal. Loss on disposal was recorded in operations and support on the Company's consolidated statements of operations and comprehensive loss.

Note 7. Debt

Note Purchase Agreement

On December 10, 2021, the Company entered into the Note Purchase Agreement with NPA Purchasers for the sale of delayed draw notes in the aggregate principal amount of $165.0 million to be available to the Company following the consummation of the Business Combination (the “Delayed Draw Notes”). The Note Purchase Agreement also provided for the issuance of warrants to purchase an aggregate of 123,750 shares of the Company’s common stock with an exercise price of $250.00 per share (the “Delayed Draw Warrants”).

In January 2022, upon consummation of the Business Combination, the Company drew $165.0 million in Delayed Draw Notes and issued Delayed Draw Warrants to purchase 123,750 shares of common stock from the NPA Purchasers. The Delayed Draw Notes have a maturity of five years from the date of issuance and are subject to interest on the unpaid principal amount at a rate per annum equal to the three-month secured overnight financing rate plus 9.0% payable in cash. For the first two years, the Company elected payment-in-kind (“PIK”) interest, quarterly in arrears. The Delayed Draw Notes are secured by substantially all of the assets of the Company. The Delayed Draw Warrants expire five years after issuance.

On December 21, 2022, the Company entered into an amendment to the Note Purchase Agreement (the “First Notes Amendment”), between various obligors, guarantors, investors, and the collateral agent. Among other things, the First Notes Amendment provided additional flexibility to the Company under certain of the negative covenants in the Note Purchase Agreement, including to permit certain transactions contemplated by the 2022 Loan and Security Agreement and related cash collateral.

On November 6, 2023, the Company entered into an amendment to the Note Purchase Agreement (the “Second Notes Amendment”), which (i) extended the ability to pay interest in kind on the Delayed Draw Notes through July 19, 2024, (ii)

provided for the repayment by the Company of $30.0 million of the outstanding principal amount of the Delayed Draw Notes, plus a prepayment premium of approximately $4.3 million, and (iii) added a minimum liquidity covenant and a minimum free cash flow covenant, each as more fully detailed in the Second Notes Amendment.

On June 10, 2024, the Company entered into a waiver and amendment to the Note Purchase Agreement (the “Third Notes Amendment”), which provided for (i) a permanent waiver of certain non-compliance relating to financial reporting, (ii) the limited forbearance of certain rights and remedies available under the transaction documents, (iii) the amendment of certain financial covenants, and (iv) additional commitments with an aggregate principal amount of $10.0 million. In addition, the NPA Purchasers also received detachable warrants (the “New Delayed Draw Warrants”) to purchase an aggregate of 475,264 shares of the Company’s common stock, each with an exercise price of $0.01 per share and an expiration date five years after the issuance date, and the previously issued Delayed Draw Warrants to the NPA Purchasers were canceled. The NPA Purchasers were also provided with customary registration rights for shares issuable upon exercise of the New Delayed Draw Warrants. Subsequently on June 10, 2024, the Company issued the $10.0 million of Delayed Draw Notes, together with the New Delayed Draw Warrants. In August 2024, all New Delayed Draw Warrants were exercised for cash. The Company used the proceeds from this issuance of Delayed Draw Notes and the exercise of the New Delayed Draw Warrants for general corporate purposes.

On July 12, 2024, the Company entered into an amendment to the Note Purchase Agreement (the “Fourth Notes Amendment”), which provided for additional commitments with an aggregate principal amount of up to $6.0 million issuable at the Company’s election. Subsequently, on July 12, 2024, the Company issued the $6.0 million of Delayed Draw Notes. The Company used the proceeds for general corporate purposes.

On August 13, 2024, the Company entered into an amendment to the Note Purchase Agreement (the “Fifth Notes Amendment”), which (i) extended the maturity date of all outstanding Delayed Draw Notes to December 10, 2027, (ii) extended the PIK interest payments through March 31, 2025, and at the option of the Delayed Draw Notes obligors further extends the PIK interest payments through December 31, 2026, and (iii) provided for additional commitments with an aggregate principal amount of up to $4.0 million. On August 13, 2024, the Company issued the full $4.0 million of Delayed Draw Notes. The Company used the proceeds for general corporate purposes.

On October 28, 2024, the Company entered into a limited waiver and consent agreement to the Note Purchase Agreement (the “NPA Waiver”) to provide for (i) a permanent waiver of any non-compliance resulting from (x) the Company entering into certain lease modification agreements to that certain Lease with respect to certain premises located in the building known as and located at 23-20 Jackson Avenue, Long Island City, New York 11101, as amended, and (y) the Company’s failure to deliver the audited financial statements for each of the Company’s fiscal years ending December 31, 2023 and December 31, 2024 without a “going concern” or like qualification (the “NPA Waived Matters”), and (ii) the Company’s commitment to, on the date that the Company files its Current Report on Form 8-K disclosing the voting results of the Company’s 2024 Annual Meeting, (1) if the Share Increase Proposal (as defined in the NPA Waiver) is approved at the 2024 Annual Meeting, issue warrants to the NPA Purchasers to purchase an aggregate of (A) 500,000 shares of the Company’s common stock, if the Company elects to issue warrants with an exercise price of $0.01 or (B) 625,000 shares of the Company’s common stock, if the Company elects to issue warrants with an exercise price of $1.00, or (2) if the Share Increase Proposal is not approved at the 2024 Annual Meeting, make a payment to the NPA Purchasers in the aggregate amount of $3.0 million. As a result of the NPA Waiver, the debt balances associated with the Delayed Draw Notes have been reclassified from current portion of long-term debt to long-term debt, net as of December 31, 2024. Following approval of the Share Increase Proposal at the 2024 Annual Meeting, the Company issued warrants to the NPA Purchasers.
At December 31, 2024 and 2023, the effective interest rate of the Delayed Draw Notes was 16.7% and 17.4%, respectively.

Equipment Financing Agreement

On July 25, 2023, the Company entered into a master equipment financing agreement (the “EFA”), which is accounted for as debt. In accordance with the EFA, the Company received approximately $3.0 million in exchange for conveying an interest in certain furniture, fixtures, and equipment (“FF&E”). The EFA contains customary terms and events of default and provides for 12 quarterly payments with an effective interest rate of approximately 12.8% as of December 31, 2024, which includes a balloon payment at the end of the term. The EFA terminates in July 2026.

Long term debt, net consisted of the following (in thousands):

	December 31, 2024	December 31, 2023
Note Purchase Agreement, including capitalized PIK interest	$229,996	$180,199
EFA	1,500	2,500
Less: debt discount related to NPA Waiver Obligation, net of amortization	(1,272)	—
Less: debt discount related to Delayed Draw Warrants, net of amortization	(4,263)	(3,908)
Less: unamortized deferred issuance costs	(7,725)	(8,581)
Total debt, net	$218,236	$170,210
Less: current portion of long-term debt	(1,000)	(168,710)
Total long-term debt, net	$217,236	$1,500

At December 31, 2024 the current portion of long-term debt consisted of $1.0 million in principal on the EFA. At December 31, 2023, the current portion of long-term debt consisted of $167.7 million in principal on the Note Purchase Agreement and $1.0 million in principal on the EFA. As a result of a potential event of default at that time, the indebtedness related to our Delayed Draw Notes as of December 31, 2023 was classified from long-term debt, net to current portion of long term-debt, net.

2022 Loan and Security Agreement

In December 2022, the Company entered into the 2022 Loan and Security Agreement for a revolving line of credit in an aggregate principal balance of $60.0 million with a maturity date of December 21, 2025. The facility may be utilized for revolving loans or letter of credit issuances subject to terms of the agreement. As of December 31, 2024, all letters of credit under this facility are fully cash collateralized, and as a result, the Company may not draw against the facility pursuant to the terms of the agreement. The 2022 Loan and Security Agreement includes: (i) (x) a letter of credit fee for each letter of credit equal to 1.5% per annum of the dollar equivalent of the face amount of each letter of credit issued and (y) a letter of credit fronting fee equal to 0.25% per annum of the dollar equivalent of the face amount of each letter of credit issued, and (ii) an unused revolving line fee equal to 0.25% per annum of the average unused portion of the revolving line of credit.

On April 28, 2023, the Company amended the 2022 Loan and Security Agreement (the “First LSA Amendment”). Among other things, the First LSA Amendment (i) reduced the required cash holdings account balances in the Company’s operating accounts, securities accounts, and depository accounts at or through SVB or its affiliates, (ii) amended the minimum consolidated adjusted EBITDA financial covenant, and (iii) provided additional flexibility to the Company under certain of the negative covenants in the agreement.

On November 6, 2023, the Company amended the 2022 Loan and Security Agreement (the “Second LSA Amendment”). The Second LSA Amendment (i) removed the adjusted quick ratio financial covenant to which the Company was previously subject, (ii) updated certain financial reporting requirements, (iii) reduced the letter of credit sublimit from $60.0 million to $45.0 million, and (iv) permitted a prepayment of the Delayed Draw Notes.

On June 10, 2024, the Company amended the 2022 Loan and Security Agreement (the “Third LSA Amendment”). The Third LSA Amendment included (i) the waiver of certain matters and (ii) consent by SVB to allow the Company to enter into the Third Notes Amendment.

On July 12, 2024, the Company amended the 2022 Loan and Security Agreement (the “Fourth LSA Amendment”). The Fourth LSA Amendment included (i) consent by SVB to enter into the Fourth Notes Amendment and (ii) consent to the incurrence by the Company of up to $6.0 million of additional Delayed Draw Notes.

On August 13, 2024, the Company amended the 2022 Loan and Security Agreement (the “Fifth LSA Amendment”). The Fifth LSA Amendment included consent by SVB to allow the Company to incur up to $4.0 million of additional Delayed Draw Notes and to enter into the August 2024 Securities Purchase Agreements.

2022 Loan and Security Agreement Waiver related to Going Concern

At December 31, 2023, because the Company’s management concluded that there is substantial doubt, which was not alleviated, about our ability to continue as a going concern for at least one year from the date of issuance of the 2023 audited financial statements, the associated financial statement opinion included a going concern explanatory paragraph. The Company entered into a Waiver Agreement on September 26, 2024 with SVB (the “First Waiver”), in which SVB waived any Default or Event of Default (each as defined in the 2022 Loan and Security Agreement) related to the covenant non-compliance resulting from the going concern explanatory paragraph.

On October 28, 2024, the Company entered into a Waiver Agreement with SVB (the “Second Waiver”), pursuant to which SVB waived any Default or Event of Default (i) as a result of the Company entering into and performing its obligations under the Lease Modification Agreement (as defined in the Second Waiver), and (ii) as a result of the NPA Waived Matters. On June 27, 2025, SVB waived certain non-compliance relating to financial reporting.

At December 31, 2024, and as of the date the consolidated financial statements were issued, the Company is in compliance with all financial covenants related to the 2022 Loan and Security Agreement. Additionally, at December 31, 2024, there were no revolving borrowings outstanding under the 2022 Loan and Security Agreement. Outstanding letters of credit as of December 31, 2024 and December 31, 2023 were permitted under the 2022 Loan and Security Agreement and totaled $48.3 million and $37.6 million, respectively.

As discussed in Note 17, Subsequent Events, on April 11, 2025, the Company entered into the SVB Amendment, by and among the Company, certain of its domestic subsidiaries party thereto, as co-borrowers (together with the Company, the “Borrowers”), and Silicon Valley Bank, a division of First-Citizens Bank & Trust Company (“SVB”), as lender, which amends the 2022 Loan and Security Agreement. Among other things, the SVB Amendment provides for (i) certain waivers in connection with the consummation of the transactions contemplated by the April 2025 Securities Purchase Agreements, (ii) the reduction of the revolving line of credit from $60.0 million to $35.0 million and the reduction of the letter of credit sublimit from $45.0 million to $35.0 million, and (iii) amendments to certain of the covenants under the 2022 Loan and Security Agreement.

Credit Facility

2020 Québec Credit Facility: In December 2020, a Canadian subsidiary of the Company entered into an agreement with Investissement Québec, a Quebecois public investment entity, that provides a loan facility of CAD $25.0 million and an additional loan, referred to as a conditional-refund financial contribution (“CRFC”), of CAD $5.0 million (the “2020 Québec Credit Facility”). The loan and the CRFC bear interest at a fixed rate of 6.0% per annum for a period of 10 years starting from the first date of the loan disbursement. At December 31, 2023 the Company was in compliance with all financial covenants related to the 2020 Québec Credit Facility, but had not yet met the drawdown requirements, and as such, there have been no borrowings against the 2020 Québec Credit Facility. On July 29, 2024, the Company received formal notification from Investissement Québec that, at the Company’s request, the 2020 Québec Credit Facility had been terminated. The Company was in compliance with all financial covenants related to the 2020 Québec Credit Facility during fiscal year 2024 until its termination on July 29, 2024.

Restricted Cash

Throughout 2024 and 2023, the Company entered into multiple cash collateral agreements in connection with the issuance of letters of credit and corporate credit card programs. At December 31, 2024 and 2023, the Company had $51.3 million and $40.7 million, respectively, of cash collateral which is reported as restricted cash on the consolidated balance sheets.

Note 8. Redeemable Preferred Stock

On August 13, 2024, the Company entered into the August 2024 Preferred Financing of an aggregate of 43.3 million newly issued shares of Series A Preferred Stock, in exchange for cash consideration in an aggregate amount of approximately $43.3 million. The sale of the Series A Preferred Stock pursuant to the August 2024 Preferred Financing took place in two tranches. The first tranche, comprised of approximately 14.7 million shares of Series A Preferred Stock for an aggregate purchase price of approximately $14.7 million, closed on August 13, 2024. The second tranche, comprised of approximately 28.6 million shares of Series A Preferred Stock in total for an aggregate purchase price of approximately $28.6 million, closed on November 6, 2024, following the satisfaction of certain closing conditions set forth in the August 2024 Securities Purchase Agreements, including the filing of the Annual Report and the Company’s Quarterly Reports on Form 10-Q for the fiscal quarters ended March 31, 2024 and June 30, 2024 (collectively, the “SEC Documents”). The August 2024 Securities Purchase Agreements required the Company to hold a special meeting of stockholders within 30 calendar days of the filing of the SEC Documents for the purpose of obtaining stockholder approval of proposals to issue shares of common stock to the August 2024 Purchasers in connection with the conversion of the Series A Preferred Stock into common stock that would, absent such approval, violate Nasdaq Rules 5635(b), (c) and (d) (the “2024 Stockholder Approval”). The August 2024 Securities Purchase Agreements also require the Company to file a registration statement under the Securities Act within 30 calendar days of the filing of the SEC Documents with respect to the resale of shares of common stock receivable upon conversion of the Preferred Stock. Following receipt of 2024 Stockholder Approval, all 43.3 million shares of the Series A Preferred Stock are convertible into shares of common stock. At the Special Meeting of Stockholders held on September 30, 2024 (the “2024 Special Meeting”), the Company obtained the 2024 Stockholder Approval.

The Company recognized a loss on preferred stock issuance of $83.8 million for the year ended December 31, 2024, attributable to the August 2024 Securities Purchase Agreements. The Company identified the following two freestanding financial instruments issued in connection with the transaction, (a) Mezzanine equity-classified Series A Preferred Stock and (b) Liability-classified forward contract for commitments of investors to purchase, and commitments of the Company to sell, additional Series A Preferred Stock. As of the transaction inception, these instruments had an aggregate fair value of $98.5 million and the Company received $14.7 million from the first tranche closing, resulting in a $83.8 million loss on preferred stock issuance. The loss on preferred stock issuance for the year ended December 31, 2024 consists of $82.5 million related to the two freestanding financial instruments discussed above, as well as $1.3 million associated with the recognition of the Preferred Stock Participation Right, as discussed below.

As part of the August 2024 Securities Purchase Agreements, the transaction included a Liability-classified forward contract for commitments of investors to purchase, and commitments of the Company to sell, additional Series A Preferred Stock. This commitment ended upon the issuance of the Second Tranche of Series A Preferred Stock in November 2024. The Company recognized a change in fair value of the forward contract of $28.7 million as the remeasurement reflecting fluctuations in the underlying variables and assumptions from inception on August 13, 2024 through the final closing of the Second Tranche on November 6, 2024.

Francis Davidson, the Company’s former Chief Executive Officer (“CEO”) and a former member of the Board, and Sanjay Banker, a member of the Board, are parties to the August 2024 Securities Purchase Agreements, with commitments of approximately $1.5 million, and $0.1 million, respectively, in the August 2024 Preferred Financing.

The August 2024 Securities Purchase Agreements grant the August 2024 Purchasers the right to purchase up to 25% of any equity offering within a Subsequent Financing. The August 2024 Purchasers are entitled to participate on a pro-rata basis (determined by their proportionate participation in the August 2024 Preferred Financing) at a purchase price equal to 75% of the purchase price of any other investor in such Subsequent Financing. The Company recognized a liability for the Preferred Stock Participation Right of $1.3 million within other current liabilities in the consolidated balance sheets as of December 31, 2024. The change in fair value of the participation right recognized from inception on August 13, 2024 through the year ended on December 31, 2024 was not significant.

The August 2024 Securities Purchase Agreements contain other representations, warranties and covenants of the Company and the August 2024 Purchasers.

As discussed in Note 17, Subsequent Events, on April 11, 2025, the Company entered into the April 2025 Security Purchase Agreements with certain qualified institutional buyers or accredited investors.

Certificate of Designation; Other Terms of Preferred Stock

In connection with the August 2024 Preferred Financing, the Company filed the Certificate of Designation (the “Certificate of Designation”) creating the Series A Preferred Stock and establishing the rights, preferences and other terms of the Series A Preferred Stock. The Series A Preferred Stock ranks senior to the common stock with respect to the payment of dividends and distribution of assets upon liquidation, dissolution and winding up, and has a liquidation preference equal to the original issue price of $1.00 per share of Series A Preferred Stock, as adjusted for any stock dividends, splits, combinations and similar events on the Series A Preferred Stock.

Holders of the Series A Preferred Stock are entitled to receive, when, as and if declared by the Board, cumulative dividends in cash (subject to conditions that a cash payment (i) may not violate the Company’s debt agreements and (ii) may not be made without the prior written consent of holders of at least 70% of the outstanding Series A Preferred Stock) or, if not declared and paid in cash, receive an accrual of cumulative dividends as PIK on the Liquidation Preference, at a rate of (a) fifteen percent (15.00%) from August 13, 2024 through August 13, 2025, (b) ten percent (10.00%) from August 14, 2025 through August 13, 2027, and (c) five percent (5.00%) from August 14, 2027 through August 13, 2028 on the sum of (i)

the liquidation preference per share of Series A Preferred Stock and (ii) all accumulated and unpaid dividends (if any), payable quarterly, in arrears. Dividends accumulate on a daily basis from the most recent date as to which dividends have been paid, or, if no dividends have been paid, from the date of issuance of such shares of Series A Preferred Stock (whether or not (i) any of the Company’s agreements prohibit the current payment of dividends, (ii) there shall be earnings or funds of the Company legally available for the payment of such dividends, or (iii) the Company declares the payment of dividends), until the earlier of: (x) the date that the Company publicly reports that it has realized at least $87 million of FCF (representing cash used in operating activities plus cash used in investing activities) over a twelve month period; or (y) August 13, 2028.

The Company paid-in-kind its dividend on the Series A Preferred Stock of $5.1 million for the year ended December 31, 2024. PIK dividends are recognized using the fair value of the Series A Preferred Stock at the commitment date, which is the issuance date of each tranche for non-discretionary PIK dividends.

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

Following the Company obtaining the 2024 Stockholder Approval, holders of the Series A Preferred Stock are entitled to vote on an as-converted-to-common-stock basis as provided in the Certificate of Designation, are entitled to 0.7 vote for each share of Series A Preferred Stock they hold, and powers of the holders of the common stock, and are entitled to vote together with the common stock with respect to any question upon which holders of common stock have the right to vote. In addition, approval of holders of 70% of the shares of Series A Preferred Stock is required to among other things (i) alter or change the terms of the Series A Preferred Stock or of any other capital stock of the Company so as to affect adversely the Series A Preferred Stock, (ii) create, authorize the creation of, or issue any Senior Securities or Parity Securities (as such terms are defined in the Certificate of Designation) to the Series A Preferred Stock as to dividend, redemption or distribution of assets upon a Fundamental Change, (iii) increase or decrease the authorized number of shares of Series A Preferred Stock, (iv) other than in connection with the 2024 Stockholder Approval, prior to July 1, 2025 increase the number of authorized shares of common stock, (v) issue more than a number of shares of common stock set forth in the Certificate of Designation prior to July 1, 2025, or (vi) issue any Series A Preferred Stock except pursuant to the terms of the August 2024 Securities Purchase Agreements.

Note 9. Leases

The Company leases buildings or portions of buildings for guest usage and warehouses to store furniture under noncancellable operating lease agreements which expire through 2045. The Company is required to pay property taxes, insurance, and maintenance costs for certain of these facilities.

The Company has lease agreements with lease and non-lease components and has elected to utilize the practical expedient to account for lease and non-lease components together in the consolidated statements of operations and comprehensive loss for all classes of underlying assets.

Operating lease ROU assets are included within operating lease ROU assets in the consolidated balance sheets. The corresponding operating lease liabilities are included within current operating lease liabilities and non-current operating lease liabilities in the consolidated balance sheets. ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease.

Lease expense for fixed operating lease payments is recognized on a straight-line basis over the lease term. The Company’s lease terms may include options to extend or terminate the lease when it is reasonably certain that it will exercise that option.

Components of lease expense are as follows (in thousands):

	Year ended December 31,
	2024	2023
Operating lease cost	$292,621	$317,495
Short-term lease cost	449	889
Variable lease cost	6,579	5,248
Total operating lease cost	$299,649	$323,632

Supplemental information related to operating leases is as follows (in thousands):

	Year ended December 31,
	2024	2023
Cash payments for operating leases	$300,247	$285,080
New operating lease ROU assets obtained in exchange for operating lease liabilities(1)	$(119,464)	$205,285
Early lease terminations gain(1)	$93,175	$10,145
(1) Operating ROU assets declines and early lease termination gains are primarily due to the impact of lease terminations related to the portfolio optimization program. These lease terminations primarily occurred during the first half of 2024.

At December 31, 2024 and 2023, the weighted-average remaining lease term was 6.8 years and 7.3 years, respectively, and the weighted-average discount rate used to determine the net present value of the lease liabilities was 9.4% and 9.6%, respectively.

At December 31, 2024, remaining maturities for operating lease liabilities are as follows (in thousands):

For the year ended December 31,
2025	$272,692
2026	264,745
2027	235,715
2028	209,200
2029	163,500
Thereafter	462,277
Gross lease payments	1,608,129
Less: imputed interest	(427,224)
Total operating lease liabilities, net	$1,180,905

In addition to the operating lease liabilities noted above, at December 31, 2024, the Company entered into leases that have not yet commenced with future lease payments totaling $625.2 million, excluding purchase options, that are not yet recorded on the consolidated balance sheets. These leases will commence between 2025 and 2026 with non-cancelable lease terms of five to 20 years. Certain leases do not have a scheduled commencement date, as they are currently subject to renegotiation.

During the year ended December 31, 2024, the Company identified an impairment of its operating lease ROU asset and recorded a non-cash impairment charge in the amount of $13.2 million and $58.5 million for the years ended December 31, 2024 and 2023, respectively. The impairment charge relates to certain underperforming properties and is included within impairment losses in the consolidated statements of operations and comprehensive loss.

Note 10. Warrants and Stockholders' Deficit

The consolidated statements of stockholders’ deficit reflect the consummation of the Business Combination on January 18, 2022. As Legacy Sonder was deemed the accounting acquirer in the Business Combination with GMII, all periods prior to the closing date reflect the balances and activity of Legacy Sonder. The balances at December 31, 2021 from the consolidated financial statements of Legacy Sonder as of that date, share activity (redeemable convertible preferred stock, exchangeable shares, and common stock), and per share amounts were retroactively adjusted, where applicable, using the recapitalization exchange ratio of 1.4686. All redeemable convertible preferred stock classified as mezzanine equity was converted into common stock and reclassified into permanent equity as a result of the Business Combination.

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

Common Stock Warrants

Former Series C and D Preferred Stock Warrants: In connection with the Business Combination as indicated above, the Company had outstanding warrants to purchase 21,281 shares of common stock as of December 31, 2024 and December 31, 2023.

Delayed Draw Warrants: The Delayed Draw Warrants which were outstanding as of December 31, 2023 were issued to the NPA Purchasers and were accounted for as equity-classified warrants in accordance with ASC 815-40. Upon consummation of the Business Combination, the value of the Delayed Draw Warrants was $5.6 million and was recorded within additional paid-in capital in the consolidated balance sheets. The NPA Purchasers were also provided with customary registration rights for the shares issuable upon exercise of the Delayed Draw Warrants. In connection with the Third Notes Amendment to the Note Purchase Agreement, the NPA Purchasers received New Delayed Draw Warrants to purchase an aggregate of 475,264 shares of the Company’s common stock, each with an exercise price of $0.01 per share and an expiration date five years after the issuance date, and the previously issued Delayed Draw Warrants to the NPA Purchasers were canceled. In August 2024, all New Delayed Draw Warrants were exercised for cash.

SPAC Warrants: The Public Warrants remained outstanding upon consummation of the Business Combination and became exercisable for whole shares of common stock. The Public Warrants will expire on January 18, 2027, or earlier upon redemption or liquidation. The Private Placement Warrants had terms and provisions that were identical to those of the Public Warrants, except that the Private Placement Warrants could be physical (cash) or net share (cashless) settled and were not redeemable, so long as they were held by Gores Metropoulos Sponsor II, LLC (the “Sponsor”) or its permitted transferees, and are entitled to certain registration rights. As discussed in Note 5, Fair Value Measurement and Financial Instruments, during the three months ended March 31, 2022, the Private Placement Warrants were transferred by the warrant holders in accordance with the terms of the Private Placement Warrant agreement and became Public Warrants.

The SPAC Warrants are accounted for as liabilities, as there are certain terms and features of the warrants that do not qualify for equity classification in accordance with ASC 815-40. The fair value of the SPAC Warrants at December 31, 2024 was a liability of $0.2 million and was recorded in other non-current liabilities in the consolidated balance sheet. At December 31, 2023, the fair value of the Public Warrants was a liability of $0.3 million and was recorded in other non-current liabilities in the consolidated balance sheets. During 2023, the Company recorded $12.2 million as an adjustment to the initial recorded fair value of $23.7 million for the Public Warrants upon consummation of the Business Combination. This adjustment was made as a $12.2 million reduction to the originally recorded additional paid in capital and a corresponding reduction to other expense in the consolidated statements of operations and comprehensive loss. The change in fair value of $11.1 million for the year ended December 31, 2023 is reflected as non-operating income in the consolidated statements of operations and comprehensive loss.

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

The Company had the following authorized and outstanding Post-Combination Exchangeable Common Stock (in thousands except per share amounts):

	December 31, 2024	December 31, 2023
Shares Authorized	2,000,000	2,000,000
Shares Issued and Outstanding	551,072	712,982
Issuance Price Per Share	$30.80	$30.80
Net Carrying Value	$16,973	$21,960
Aggregate Liquidation Preference	$16,973	$21,960

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

Common and Preferred Stock

The Company’s certificate of amendment of amended and restated certificate of incorporation authorized shares of all classes of capital stock were increased to 409,309,144 shares, consisting of: (a) 159,309,144 shares of general common stock, including: (i) 157,309,144 shares of common stock, and (ii) 2,000,000 shares of special voting common stock, par value $0.001 per share, and (b) 250,000,000 shares of Preferred Stock, par value $0.0001 per share.

The Company had reserved the following shares of common stock for future issuance:

	December 31, 2024	December 31, 2023
Post-Combination Exchangeable Common Shares	551,072	712,982
Outstanding stock options	2,129,040	2,685,922
Outstanding restricted stock units (“RSUs”)	236,985	359,175
Outstanding market stock units (“MSUs”)	531,996	567,500
Outstanding Public Warrants liability	724,997	724,997
Shares issuable pursuant to Earn Out Liability	725,000	725,000
Outstanding Delayed Draw Notes warrants liability	—	123,750
Outstanding former Series C and D preferred stock warrants liability	21,281	21,281
Shares available for grant under the Employee Stock Purchase Plan	463,930	353,024
Shares available for grant under the 2021 Equity Incentive Plan	8,092,529	569,715
Shares available for grant under the 2023 Inducement Equity Incentive Plan	326,677	141,800
Total common stock reserved for future issuance	13,803,507	6,985,146

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

Each Legacy Sonder stock option from the Legacy Equity Incentive Plans that was outstanding immediately prior to consummation of the Business Combination, whether vested or unvested, was converted into an option to acquire a number of shares of common stock (the “Exchanged Options”) equal to the product of: (i) the number of shares of Legacy Sonder common stock subject to such Legacy Sonder option immediately prior to consummation of the Business Combination; and (ii) the recapitalization option exchange ratio. The Exchanged Options are exercisable at an exercise price per share equal to: (i) the exercise price per share of such Legacy Sonder option immediately prior to consummation of the Business Combination; divided by (ii) the recapitalization exchange ratio. Except as specifically provided in the Agreement and Plan of Merger, dated April 29, 2021 (as amended by the Amendment No. 1 to the Agreement and Plan of Merger dated as of October 17, 2021), (collectively, the “Merger Agreement”), following the Business Combination, each Exchanged Option will continue to be governed by the same terms and conditions as were applicable to the corresponding former Legacy Sonder option immediately prior to the Business Combination. All stock option activity was retroactively restated to reflect the Exchanged Options.

Sonder Holdings Inc. 2021 Management Equity Incentive Plan: In connection with the Business Combination, GMII’s stockholders approved the 2021 Management Equity Incentive Plan (the “2021 Management Equity Incentive Plan”). Employees, including directors and officers, and consultants who receive awards under the 2021 Management Equity Incentive Plan may receive their pro-rata share of awards up to an aggregate of 725,000 shares of common stock that will vest upon the common stock achieving certain benchmark share prices as contemplated by the Merger Agreement. If these benchmark share prices are not achieved within the period specified in the Merger Agreement, the unvested awards will not be issued.

Sonder Holdings Inc. 2021 Equity Incentive Plan: In connection with the Business Combination, GMII’s stockholders approved the 2021 Equity Incentive Plan (the “2021 Equity Incentive Plan”). The 2021 Equity Incentive Plan became effective upon consummation of the Business Combination and succeeds the Legacy Equity Incentive Plans. Under the 2021 Equity Incentive Plan, the Company may grant options, stock appreciation rights, restricted stock, RSUs, and performance awards to employees, directors, and consultants. Options are granted at a price per share equal to the fair value of the underlying common stock at the date of grant. Options granted are exercisable over a maximum term of 10 years from the date of grant. RSUs typically have a cliff vesting period of one year and continue to vest quarterly thereafter. The Company is authorized to issue up to 9,957,029 shares under this plan, of which 8,092,529 shares remain available for future grants at December 31, 2024.

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

Sonder Holdings Inc. 2021 Employee Stock Purchase Plan: In connection with the Business Combination, GMII’s stockholders approved the 2021 Employee Stock Purchase Plan (the “ESPP”). The ESPP allows eligible employees to purchase shares of the Company’s common stock at 85.0% of stock price on the first trading day of the offering period or on the last day of the offering period, whichever is lower. Employees can contribute up to 15.0% of their eligible compensation to purchase shares. The ESPP provides for either (i) 27-month offering period, or (ii) such shorter period as may be established by the administrator from time to time. The Company is authorized to issue up to 463,930 shares under the ESPP, all of which remain available for future issuance as of December 31, 2024.

The number of shares of common stock available for issuance under the ESPP will automatically be increased on the first day of each fiscal year, which began in calendar year 2022 and ends in the 2041 fiscal year, equal to the least of: (i) 328,202 shares of common stock; (ii) 2.5% of the total number of shares of common stock outstanding immediately following consummation of the Business Combination (including the number of shares of common stock reserved for issuance upon the exchange of Canadian Exchangeable Shares (as defined in the Merger Agreement) issued in the Sonder Canada Share Capital Reorganization (as defined in the Merger Agreement) corresponding to shares of Company special voting stock to be issued immediately following consummation of the Business Combination); (iii) one percent (0.1%) of the outstanding shares of Common Stock on the last day of the immediately preceding fiscal year; or (iv) a lesser number of shares determined by the administrator. On December 31, 2024, the Company determined to not automatically increase the number of shares of common stock available for issuance under the ESPP for the fiscal year ending December 31, 2025.

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

Stock-Based Compensation Expense

Total stock-based compensation expense is as follows (in thousands):

	Year ended December 31,
	2024	2023
Operations and support	$2,270	$7,456
General and administrative	4,648	17,439
Research and development	912	3,265
Sales and marketing	175	338
Total stock-based compensation expense	$8,005	$28,498

Stock Options: The Company measures stock-based compensation expense for stock options at the grant date fair value of the award and recognizes the expense on a straight-line basis over the requisite service period, which is generally the vesting period. The fair value of stock options is estimated using the Black-Scholes option-pricing model. During the years ended December 31, 2024 and 2023 the Company recorded stock-based compensation expense from stock options of approximately $2.5 million and $19.7 million, respectively.

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

The following table summarizes the key assumptions used to determine the fair value of the Company’s stock options granted to employees, non-employees, officers, and directors:

Year ended December 31,
	2024	2023
Expected term (in years)	n/a	6.09 - 6.22
Expected volatility	n/a	50.4% - 51.2%
Dividend yield	n/a	—%
Risk-free interest rate	n/a	3.50% - 4.40%
Weighted-average grant-date fair value per share	n/a	$1.35 - $13.69

Option activity under the Company’s equity incentive plans is as follows (in thousands, except share data, and term in years):

	Options Outstanding
	Number of Options	Weighted- Average Exercise Price per Option	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Balance as of December 31, 2022	1,833,950	$39.80	7.63	$88
Granted	1,301,035	$11.47
Exercised	(469)	$17.71
Forfeited	(305,787)	$31.94
Canceled	(142,806)	$74.32
Balance as of December 31, 2023	2,685,923	$25.28	7.85	$88
Forfeited	(526,985)	$18.48
Canceled	(29,898)	$51.38
Balance as of December 31, 2024	2,129,040	$26.60	5.00	$67
As of December 31, 2024
Options vested and exercisable	1,382,501	$29.48	4.17
Options vested and expected to vest	2,129,040	$26.60	5.00	$—

The weighted-average grant-date fair value of options granted during the year ended December 31, 2024 was zero, as no grants were made during the year ended December 31, 2024. The weighted-average grant-date fair value of options granted during the year ended December 31, 2023 was $6.13. The total intrinsic value of options exercised during the years ended December 31, 2024 and 2023 were de minimis.

Performance and Market-Based Equity Awards:

The 2019 CEO Option Award. On November 15, 2023, the Legacy Sonder Board of Directors (the “Legacy Sonder Board”) granted an award to Francis Davidson, the Company’s former CEO, for a total of 280,664 options (the “2019 CEO Option Award”), which Mr. Davidson exercised in full in December 2020, with a promissory note payable to the Company in the amount of $24.6 million (the “Promissory Note”). 102,059 of these options vest in 72 equal monthly installments starting as of October 1, 2017 (the “Service-Based Options”), subject to Mr. Davidson’s continuous employment with the Company, and 178,604 options are performance-based and vest upon completion of certain performance milestones, subject to Mr. Davidson’s continuous employment with the Company. 127,573 of the performance-based options were modified during the year ended December 31, 2021 and, as a result, vested in full, while the remaining 51,029 performance-based awards vest upon the Company achieving a certain market capitalization milestone (the “Market Capitalization Condition”).

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
The Company recognized $11.6 million in expense related to the acceleration of the IPO Condition and the Qualified Financing Condition during the year ended December 31, 2021, and did not recognize expense related to the IPO Condition or Qualified Financing Condition during the year ended December 31, 2024 and 2023. Additionally, during the years ended December 31, 2024 and 2023, the Company recognized $0.1 million and $1.0 million in stock-based compensation expense related to the vesting of the Market Capitalization Condition, respectively.

The 2021 CEO Option Award. On February 18, 2021, the Legacy Sonder Board granted a total of 3,061,794 options to Mr. Davidson (the “2021 CEO Option Award”). The options vest upon the successful consummation of the Business Combination and upon certain share price milestones, subject to Mr. Davidson’s continuous employment at the Company during each such event. The Company recognized $0.1 million and $0.9 million in expense related to the 2021 CEO Option Award during the years ended December 31, 2024 and 2023, respectively. The grant-date fair value of the 2021 CEO Option Award was estimated using the Monte Carlo simulation. The grant-date fair value of the 2021 CEO Option Award on the grant date was $3.0 million.

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

RSUs: The fair value of the Company’s RSUs is expensed ratably over the vesting period. The Company’s RSUs generally vest over four years, with a cliff equal to one-fourth of the award after the first year, and then quarterly thereafter over the remaining service period. For the years ended December 31, 2024 and 2023, the Company recorded stock-based compensation expense from RSUs of approximately $3.8 million and $6.1 million, respectively.

RSU activity under the Company’s equity incentive plans is as follows:

	RSUs Outstanding
	Number of RSUs	Weighted-Average Grant Date Fair Value
Unvested as of December 31, 2022	583,707	$44.27
Granted	141,987	12.19
Vested	(154,062)	43.74
Forfeited	(212,457)	39.04
Unvested as of December 31, 2023	359,175	$34.94
Vested	(28,422)	40.70
Forfeited	(93,768)	37.68
Unvested as of December 31, 2024	236,985	$32.52

MSUs: In May 2022, the Company issued MSUs to certain key executives in accordance with the Company’s 2021 Management Equity Incentive Plan. One-sixth of the MSUs vest upon (including prior to but contingent on) the occurrence of each of six distinct triggering events, including if certain share price targets are met, within the five-year period ending July 17, 2027.

The Company determined the grant-date fair value of the MSUs using a Monte Carlo simulation. The Company recognizes stock-based compensation for the MSUs over the requisite service period, which is approximately four years, using the accelerated attribution method. During the years ended December 31, 2024 and 2023, the Company did not grant MSUs. During the year ended December 31, 2024 and 2023, the Company recognized approximately $0.7 million and $0.8 million, respectively, in stock-based compensation expense from MSUs.

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

The following tables set forth the computation of basic and diluted net loss per share (in thousands, except share data):

	Year ended December 31,
	2024	2023
Numerator:
Net loss	$(224,087)	$(295,668)
Less: Accretion to redeemable value of preferred stock	4,833	—
Less: Paid-in-kind dividend on preferred stock	5,051	—
Net loss attributable to common stockholders	$(233,971)	$(295,668)
Denominator:
Weighted average basic and diluted common shares outstanding	11,308,232	10,933,126
Net loss per common share:
Basic and diluted net loss per share	$(20.69)	$(27.04)

The following potential common shares outstanding were excluded from the computation of diluted net loss per share because including them would have been anti-dilutive:

	Year ended December 31,
	2024	2023
Convertible preferred stock	43,300,000	—
Options to purchase common stock	2,129,040	2,685,923
Common stock subject to repurchase or forfeiture	74,964	75,901
Outstanding RSUs	236,985	359,175
Outstanding MSUs	531,996	567,500
Exchangeable shares	551,072	712,982
Total common stock equivalents	46,824,057	4,401,481

Note 13. Commitments and Contingencies

Operating leases

See Note 9, Leases, for commitments related to our operating leases.

Surety Bonds

A portion of the Company’s leases are supported by surety bonds provided by affiliates of certain insurance companies. At December 31, 2024, the Company had commitments from six surety providers in the amount of $38.3 million, of which $16.9 million was outstanding. The availability, terms and conditions, and pricing of bonding capacity are dependent on, among other things, continued financial strength and stability of the insurance company affiliates providing the bonding capacity, general availability of such capacity, and the Company’s corporate credit rating.

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

The Company establishes an accrued liability for loss contingencies related to legal matters when a loss is both probable and reasonably estimable. These accruals represent management’s best estimate of probable losses. The Company recorded an estimated accrual of $23.5 million and $17.3 million in the consolidated balance sheets as of December 31, 2024 and 2023, respectively. Management’s views and estimates related to these matters may change in the future, as new events and circumstances arise and the matters continue to develop. Until the final resolution of legal matters, there may be an exposure to losses in excess of the amounts accrued. With respect to outstanding legal matters, based on management’s current knowledge, the amount or range of reasonably possible loss will not, either individually or in the aggregate, have a material adverse effect on the Company’s business, results of operations, financial condition, and cash flows.

New York City Litigation

In February 2020, the Company was informed about an investigation underway by the New York City Department of Health and Mental Hygiene relating to possible Legionella bacteria contamination in the water supply at the Company’s property located at 20 Broad Street, New York, NY (the “Broad Street Property”). Due to the failure of the owner of the Broad Street Property (the “Broad Street Landlord”) to address the Legionella bacteria contamination and the associated health risks posed to guests, the Company withheld payment of rent to the Broad Street Landlord on grounds of, among other reasons, constructive eviction. On July 30, 2020, the Broad Street Landlord sued Sonder USA Inc., Sonder Canada Inc., and Sonder Holdings Inc. (the “Sonder Parties”) for breach of the lease, seeking no less than $3.9 million in damages. The Sonder Parties filed counterclaims against the Broad Street Landlord and the property management company for breach of contract, seeking significant damages. The Broad Street Landlord filed a motion for summary judgment. The hearing and oral argument for the summary judgment motion occurred on December 21, 2021. On October 13, 2023, the court issued an order granting the summary judgment motion with respect to liability for the claim for breach of guaranty against Sonder Canada Inc., the claim for breach of contract against Sonder USA Inc., and reasonable attorney’s fees; dismissing the Sonder Parties’ counterclaims; and ordering a trial for the amount of damages. On November 13, 2023, the Sonder Parties filed a notice of appeal of the October 13, 2023 court order on liability. On May 9, 2024, the appellate court affirmed the trial court’s order as to liability, but directed the trial court to allow the Sonder Parties the right to conduct discovery concerning the amount of the Broad Street Landlord’s alleged damages. Discovery has commenced in the trial court regarding the Broad Street Landlord’s alleged damages. A trial date to determine damages has not yet been set. On June 12, 2024, the Sonder Parties filed a motion in the appellate court seeking leave to reargue aspects of the appellate court’s order, or alternatively, for leave to appeal the order. On September 26, 2024, the appellate court granted the Sonder Parties’ motion to reargue and issued an order reversing the portion of the trial court’s decision dismissing the Sonder Parties’ breach of contract claim related to the Broad Street Landlord’s failure to maintain the plumbing systems in good repair for the period prior to when the Sonder Parties began withholding payment of rent. On October 21, 2024, the Broad Street Landlord filed a motion seeking leave to amend its complaint in order to assert $37 million in damages. Oral argument on that motion occurred in the trial court on March 5, 2025, and discovery is stayed pending the court’s determination of the motion.

Sonder Stockholder Litigation

On April 11, 2024, a putative securities class action lawsuit titled Duffaydar v. Sonder Holdings Inc., et al., Case No. 24-cv-2952 was filed in the U.S. District Court for the Central District of California (the “Central District Court”) naming the Company and certain of its current and former officers and directors as defendants. A lead plaintiff and lead counsel were appointed, and an amended complaint was filed on December 23, 2024. The amended complaint purports to bring suit on behalf of stockholders who purchased or otherwise acquired the Company’s securities between March 16, 2023 and March 15, 2024, and alleges that the defendants made false and misleading statements about the Company’s financial results and condition, including the Company’s valuation of operating lease right of use assets, in violation of Sections 10(b) and 20(a) of the Exchange Act. The amended complaint seeks unspecified compensatory damages, fees and costs. The defendants filed a motion to dismiss on February 21, 2025 and the Central District Court took the defendant’s motion to dismiss under submission. The Company cannot reasonably estimate the amount of any possible financial loss that could result from this matter. The Company believes the plaintiffs’ allegations are without merit and intends to defend the action vigorously.

On January 28, 2025, a putative stockholder derivative lawsuit titled Versen v. Davidson, et al., Case No. 25-cv-761 was filed in the Central District Court naming certain of the Company’s current and former officers and directors as defendants and naming the Company as a nominal defendant. The derivative complaint is based on allegations similar to those in the Duffaydar class action and purports to assert claims against the individual defendants for making false and misleading statements about the Company’s financial results and condition in violation of Section 14(a) of the Exchange Act and for breach of their fiduciary duties, unjust enrichment, abuse of control, gross mismanagement, waste of corporate assets and contribution under Sections 10(b) and 21D of the Exchange Act. The plaintiff seeks corporate reforms, unspecified damages and restitution, and fees and costs. On May 1, 2025, the Central District Court stayed this matter. The Company cannot reasonably estimate the amount of any possible financial loss that could result from this matter.

On March 7, 2025, a putative stockholder derivative lawsuit titled Akcayli v. Davidson, et al., Case No. 25-cv-2060 was filed in the Central District Court naming certain of the Company’s current and former officers and directors as defendants and naming the Company as a nominal defendant. The derivative complaint is based on allegations similar to those described in the Duffaydar class action and purports to assert similar claims against the same individual defendants as those in the Versen derivative action. The plaintiff seeks corporate reforms, unspecified damages and restitution, and fees and costs. On May 27, 2025, the Central District Court stayed this matter. The Company cannot reasonably estimate the amount of any possible financial loss that could result from this matter.

On March 17, 2025, a putative stockholder derivative lawsuit titled Hunter v. Aggarwal, et al., Case No. 25-cv-2352 was filed in the Central District Court naming certain of the Company’s current and former officers and directors as defendants and naming the Company as a nominal defendant. The derivative complaint is based on allegations similar to those described in the Duffaydar class action and purports to assert similar claims against the same individual defendants as the Versen derivative action. The plaintiff seeks corporate reforms, unspecified damages and restitution, and fees and costs. On June 27, 2025, the Central District Court entered an order continuing the defendants’ deadline to respond to the derivative complaint until after the Central District Court issues an order regarding the motion to dismiss in the Duffaydar class action. The Company cannot reasonably estimate the amount of any possible financial loss that could result from this matter.

GMII Litigation

On December 23, 2024, a putative stockholder of GMII filed a purported class action lawsuit titled Porter v. Metropoulos, et al., Case No. 2024-1336 in the Court of Chancery of the State of Delaware against Gores Metropoulos Sponsor II, the directors and officers of GMII, and two of the Company’s officers. The complaint purports to assert claims for breach of fiduciary duty, aiding and abetting breach of fiduciary duty and unjust enrichment in connection with the merger between GMII and Legacy Sonder and seeks unspecified damages and disgorgement. An amended complaint was filed on May 9, 2025, which dismissed one of the Company’s officers. The defendants filed a motion to dismiss on May 23, 2025. The Company cannot reasonably estimate the amount of any possible financial loss that could result from this matter.

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

In June 2019, His Majesty’s Revenue and Customs (“HMRC”) issued notices of determination and decisions that stated that, for the period October 2017 to April 2018, Sonder Europe Limited (“Sonder Europe”) incorrectly accounted for value added taxes (“VAT”) under the Tour Operators’ Margin Scheme (“TOMS”) for Sonder Europe’s leasing of residential apartments in the United Kingdom on long-term contracts and the subsequent short-term rental to travelers. In January 2023, Sonder Europe appealed to the First-Tier Tribunal Tax Chamber (the “FTT”) against HMRC’s notices. On July 5, 2023, the FTT delivered a ruling holding that supplies of accommodation made by Sonder Europe fell within the scope of the TOMS under the relevant VAT regulations. HMRC appealed the FTT’s ruling and on December 3, 2024, the appeal was heard in the Upper Tribunal. On January 14, 2025, the Upper Tribunal ruled that the FTT’s decision was wrong, and Sonder Europe was required to account for VAT on the full value of its supplies to travelers, rather than on the margin between the cost to Sonder Europe and the amount paid by travelers. The Company filed an appeal in March 2025.

The Company recorded estimated accruals of $15.3 million and $6.8 million in the taxes payable line item of the consolidated balance sheets as of December 31, 2024 and 2023, respectively, for such matters.

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

Indemnifications

The Company has entered into indemnification agreements with all of its directors and executive officers. The indemnification agreements and the Company’s Amended and Restated Bylaws (the “Bylaws”) require the Company to indemnify these individuals to the fullest extent not prohibited by Delaware law. Subject to certain limitations, the indemnification agreements and Bylaws also require the Company to advance expenses incurred. In addition, the Company entered into indemnification agreements with directors and officers of GMII in connection with the consummation of the Business Combination. These indemnification agreements provide these directors and officers with contractual rights to indemnification and advancement of certain expenses arising out of their service as directors and officers of GMII. The Company may be required to provide indemnification under the indemnification agreements or the Bylaws in relation to the legal proceedings described above in Note 13, Commitments and Contingencies. There are no claims that management is aware of that could have a material adverse effect on the Company’s business, results of operations, financial condition and cash flows.

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

Note 14. Income Taxes

The components of provision (benefit) for income taxes are as follows (in thousands):

	Year ended December 31,
Current:	2024	2023
U.S. States	$272	$217
Foreign	276	588
Total current provision for income taxes	$548	$805
Deferred:
Foreign	$(2,554)	$(1,738)
Total deferred benefit for income taxes	$(2,554)	$(1,738)
Total benefit for income taxes	$(2,006)	$(933)

The domestic and foreign components of loss before income taxes are as follows (in thousands):

	Year ended December 31,
	2024	2023
Domestic	$(235,388)	$(214,936)
Foreign	9,295	(81,665)
Loss before income taxes	$(226,093)	$(296,601)

A reconciliation of provision (benefit) for income tax on loss before income taxes at the U.S. federal statutory rate of 21.0% compared with the Company’s actual provision (benefit) for income taxes is as follows:

	Year ended December 31,
	2024	2023
Income tax provision at U.S. statutory rate	$(47,480)	$(62,286)
Foreign tax rate differential	(1,473)	(674)
State income taxes, net of federal benefit	215	172
Tax credits	(886)	(827)
Stock-based compensation	972	3,196
Convertible debt instruments	—	(552)
Capital loss	23,668	—
Non-deductible expenses	647	189
Other, net	21,084	(7,698)
Change in valuation allowance	11,084	60,146
Lease adjustment (gain) loss	(9,837)	7,401
Total benefit for income taxes	$(2,006)	$(933)

The components of the Company’s net deferred tax assets and liabilities are as follows (in thousands):

	Year ended December 31,
	2024	2023
Deferred tax assets:
Net operating loss and capital loss carryforwards	$236,569	$205,706
Credit carryforwards	8,089	7,232
Fixed and intangible assets	18,643	20,339
Other assets	7,800	5,120
Capitalized research and development	6,150	9,777
Deferred revenue	13,681	13,531
Interest expense carryforward	22,764	15,823
Stock-based compensation	11,005	10,354
Operating lease liabilities	261,789	358,266
Other	10,637	6,127
Gross deferred tax assets	597,127	652,275
Valuation allowance	(370,485)	(361,038)
Total deferred tax assets, net of valuation allowance	$226,642	$291,237

Deferred tax liabilities:
ROU assets	$222,471	$289,499
Net deferred tax assets	$4,171	$1,738

Realization of the deferred tax assets is dependent upon future taxable income, the amount and timing of which is uncertain. Accordingly, the U.S. federal and state deferred tax assets have been fully offset by a valuation allowance. With the exception of operations in Canada and some countries in Europe and the Middle East, the Company’s foreign deferred tax assets are fully offset by a valuation allowance. The valuation allowance increased by approximately $9.4 million and $77.9 million during the years ended December 31, 2024, and 2023, respectively.

As of December 31, 2024, the Company had tax net operating loss carryforwards for U.S. federal, state, and foreign purposes of approximately $715.4 million, $561.6 million, and $226.5 million, respectively. As of December 31, 2023, the Company had tax net operating loss carryforwards for U.S. federal, state, and foreign purposes, and capital loss carryforwards for foreign purposes of approximately $612.4 million, $507.5 million, and $203.3 million, respectively.

Of the federal net operating loss carryforwards, $11.0 million will begin to expire in 2035, and $704.4 million will carry forward indefinitely. The state and foreign net operating loss carryforwards will begin to expire in 2027.

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

The following is a reconciliation of the total amounts of unrecognized tax benefits (in thousands):

	Year ended December 31,
	2024	2023
Beginning balance	$1,796	$1,520
Addition: tax positions related to prior years	—	1
Addition: tax positions related to current year	83	275
Subtraction: tax positions related to prior years	(191)	—
Ending balance	$1,688	$1,796

The Company files income tax returns in U.S. federal, various states, and international jurisdictions. All periods since inception are subject to examination by U.S. federal, state, and foreign authorities, where applicable. The Company is under examination by the Canada Revenue Agency (“CRA”) for the income tax returns filed for tax years ended December 31, 2018, 2019, 2021 and 2022. As of December 31, 2024, the examination is on-going, and no proposed adjustments have been provided by the CRA. The Company is also under examination by France for the income tax returns filed for the tax years ended December 31, 2022 and 2023. As of December 31, 2024, no tax assessments were made by the tax jurisdictions. There are currently no other pending income tax examinations. The Company’s 2021 through 2023 tax years remains subject to examination in the United States.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. We are currently assessing its impact on our consolidated financial statements.

Note 15. Related Party Transactions

In the year ended December 31, 2024, Francis Davidson, the Company’s former CEO and a former member of the Board participated in the August 2024 Preferred Financing with commitments of approximately $1.5 million. Mr. Davidson’s participation in the August 2024 Preferred Financing was approved by the Company’s Audit Committee pursuant to its

Related Person Transaction Policy. The Company did not have any material related party transactions in the year ended December 31, 2023.

Note 16. Restructuring Activities

In March 2023, the Company announced a restructuring plan affecting approximately 14.0% of the corporate workforce. As part of this restructuring, the Company incurred $2.1 million in one-time restructuring costs, all of which were paid out in the year ended December 31, 2023.

In February 2024, the Company announced a reduction in force plan affecting 106 corporate roles, or 17% of the corporate workforce, which is estimated to lead to approximately $11 million in annualized cost savings. We substantially completed these efforts during the first quarter of 2024. Total costs and cash expenditures were approximately $3.0 million, primarily related to employee severance and benefits costs, and were recognized and paid in the first quarter of 2024

In April 2025, the Company completed a reduction in force with approximately $2.8 million in associated one-time restructuring costs, all of which are expected to be paid out in the year ended December 31, 2025.

These restructuring costs are included in restructuring and other charges in the consolidated statements of operations and comprehensive loss.

Note 17. Subsequent Events

Securities Purchase Agreements

On April 11, 2025, the Company entered into the April 2025 Securities Purchase Agreements, with certain qualified institutional buyers or accredited investors (each a “April 2025 Purchaser” and, collectively, the “April 2025 Purchasers”) whereby the Company issued and sold an aggregate of 17.98 million shares (the “Preferred Shares”) of Series A Preferred Stock, at a purchase price of $1.00 per share, resulting in aggregate gross proceeds to the Company of $17.98 million (such offering, the “April 2025 Preferred Financing”). The terms of the Preferred Shares are identical to the outstanding shares of Series A Preferred Stock.

Under the April 2025 Securities Purchase Agreements, the April 2025 Purchasers each agreed that the Preferred Shares collectively will be immediately convertible into up to 19.99% of the outstanding shares of the Company’s common stock, par value $0.0001 per share, on April 11, 2025. The April 2025 Securities Purchase Agreements require the Company to hold a special meeting of stockholders within 30 calendar days after the Company has filed this Annual Report on Form 10-K for the purpose of obtaining stockholder approval of a proposal to approve the issuance of the shares of common stock issuable upon conversion of the Preferred Shares in accordance with Rule 5635 of Nasdaq and, such proposal, the (“Nasdaq Proposal”) and a proposal to increase the number of authorized shares of common stock to 210,921,255 shares (the “Authorized Share Proposal” and, such approvals for the Nasdaq Proposal and the Authorized Share Proposal collectively, the “2025 Stockholder Approval”). Following receipt of 2025 Stockholder Approval, the Preferred Shares are fully convertible into shares of Common Stock and will vote on all applicable matters in accordance with the Certificate of Designation. The Company obtained the 2025 Stockholder Approval at the Special Meeting of Stockholders held on June 6, 2025 (the “2025 Special Meeting”).

The April 2025 Securities Purchase Agreements also require the Company to file a registration statement under the Securities Act, within 30 calendar days of the filing this Annual Report on Form 10-K with respect to the resale of shares of common stock receivable upon conversion of the Preferred Shares.

Francis Davidson, the Company’s former CEO and a former member on the Board, entered into an April 2025 Securities Purchase Agreement with the Company as part of the April 2025 Preferred Financing, pursuant to which Mr. Davidson purchased $595,000 in the April 2025 Preferred Financing. Mr. Davidson has agreed that he may not convert any of his Preferred Shares to common stock prior to the Company’s receipt of the 2025 Stockholder Approval.

To the extent the April 2025 Purchasers do not already have such right, the April 2025 Securities Purchase Agreements grant the April 2025 Purchasers the right to purchase up to 25% of any Subsequent Financing until August 13, 2029. The April 2025 Purchasers are entitled to participate on a pro-rata basis (determined by their proportionate ownership of the common stock assuming conversion of their shares of Series A Preferred Stock) at a purchase price equal to 75% of the purchase price of any other investor in such Subsequent Financing.

Voting Support Agreement

In connection with the April 2025 Preferred Financing, on April 11, 2025, the Company entered into an agreement with stockholders representing approximately 58% of the Company’s outstanding voting power prior to the April 2025 Preferred Financing (the “Voting Support Agreement”), pursuant to which the stockholder parties thereto agreed to, among other things, vote in favor of the Nasdaq Proposal, and the Authorized Share Proposal. The Voting Support Agreement terminated in accordance with its terms following the completion of the 2025 Special Meeting.

Consent, Waiver and Sixth Amendment to Note and Warrant Purchase Agreement

On April 11, 2025, the Company entered into the Waiver, Consent and Sixth Amendment (the “NPA Amendment”), by and among the Company, the subsidiary note obligors party thereto (together with the Company, the “Note Obligors”), the subsidiary guarantors party thereto (the “Guarantors”), the investors party thereto (the “Investors”) and Alter Domus (US) LLC, as collateral agent (“Agent”), which modifies the Note Purchase Agreement, and the subordinated secured notes issued pursuant to the Note Purchase Agreement (the “Notes”).

Among other things, the NPA Amendment provides for (i) certain waivers in connection with the consummation of the transactions contemplated by the April 2025 Securities Purchase Agreements, (ii) the cancellation of an amount equal to 15% of the sum of the aggregate principal amount of the Notes and accrued but unpaid interest on the Notes as of the amendment date, (iii) a reduction in the interest rate applicable to the Notes, (iv) an extension of the option to pay interest in kind, and (v) amendments to certain covenants under the Note Purchase Agreement.

In connection with the Company’s entrance into the NPA Amendment, the Company issued warrants to the Investors to purchase an aggregate of up to 5 million shares of the Common Stock at $1.00 per share (collectively, the “NPA Warrants”). Each NPA Warrant will become exercisable after the Company obtains the 2025 Stockholder Approval and will be exercisable thereafter until April 11, 2030. The exercise price of the NPA Warrants is subject to adjustment in the event of stock dividends, stock splits, stock combinations, reorganizations or similar events affecting the Common Stock. Subject to limited exceptions, a holder of the NPA Warrants will not have the right to exercise any portion of its NPA Warrant if the holder (together with such holder’s affiliates, and any persons acting as a group together with such holder or any of such holder’s affiliates) would beneficially own a number of shares of Common Stock in excess of 4.99% of the shares of Common Stock then outstanding. At the holder’s option, upon notice to the Company, the holder may increase or decrease this beneficial ownership limitation not to exceed 9.99% of the shares of Common Stock then outstanding, with any such increase becoming effective upon 61 days’ prior notice to the Company.

Consent, Waiver and Sixth Amendment to 2022 Loan and Security Agreement

On April 11, 2025, the Company entered into the SVB Amendment.

Among other things, the SVB Amendment provides for (i) certain waivers in connection with the consummation of the transactions contemplated by the April 2025 Securities Purchase Agreements, (ii) the reduction of the revolving line of credit from $60.0 million to $35.0 million and the reduction of the letter of credit sublimit from $45.0 million to $35.0 million, and (iii) amendments to certain of the covenants under the 2022 Loan and Security Agreement.

Amendments to Articles of Incorporation or Bylaws

Prior to the consummation of the April 2025 Preferred Financing, on April 11, 2025, the holders of 70% of the shares of Series A Preferred Stock approved an amendment to the Certificate of Designation to increase the number of authorized shares of Series A Preferred Stock from 43.30 million to 61.28 million, consented to the transactions contemplated by the April 2025 Securities Purchase Agreements and approved matters related to the April 2025 Preferred Financing and the issuance of the New Delayed Draw Warrants that were subject to certain provisions in the Certificate of Designation. After obtaining such approval, the Company filed a Certificate of Amendment to the Certificate of Designation to increase the number of authorized shares of Series A Preferred Stock from 43.3 million to 61.28 million.

Marriott License Agreement

On April 11, 2025, the Company received the remaining $7.5 million of Key Money under the Marriott Agreement, completing the $15.0 million investment.

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

Management’s Annual Report on Internal Controls Over Financial Reporting

Management, including our principal executive officer and principal financial officer, is responsible for establishing and maintaining adequate internal controls over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal controls over financial reporting is a process designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with U.S. GAAP.

In designing and evaluating our internal controls over financial reporting, management recognizes that internal controls over financial reporting, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of internal controls over financial reporting must reflect the fact that there are resource constraints, and that management is required to apply its judgment in evaluating the benefits of possible internal controls over financial reporting relative to their costs.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have conducted an evaluation of the effectiveness of our internal controls over financial reporting based on criteria established in the COSO framework. Based on management’s evaluation, our principal executive officer and principal financial officer concluded that because of material weaknesses disclosed below, our internal controls over financial reporting as of December 31, 2024 was not effective.

A material weakness is a deficiency, or a combination of deficiencies, in internal controls over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements would not be prevented or detected on a timely basis.

Notwithstanding the identified material weaknesses, management, including our principal executive officer and principal financial officer, believes the consolidated financial statements included in this Annual Report on Form 10-K fairly represent in all material respects our results of operations, financial condition, and cash flows at and for the periods presented in accordance with U.S. GAAP.

The following are management’s identified material weaknesses in internal controls over financial reporting.

Leases

We previously identified a material weakness in our internal controls over financial reporting related to the control deficiencies in the process to capture and record lease agreements timely and accurately. Management has concluded that this material weakness in internal controls over financial reporting is due to the fact that the Company did not have the adequate resources with the appropriate level of experience and technical expertise to oversee the Company’s leasing business processes and related internal controls. This remains a material weakness as of December 31, 2024 as changes to the relevant controls did not operate for a sufficient period of time to evidence such controls to be operating effectively.

Asset Impairment

We previously identified a material weakness regarding the lack of design and effective controls to identify and consider relevant impairment indicators, determination of asset valuation, and possible impairment of assets, including right-of-use assets. This remains a material weakness as of December 31, 2024.

Preferred Stock

We identified a material weakness regarding management’s review of the preferred stock transactions entered into by the Company. Management’s review of the control was determined to not be at a level of precision sufficient enough to identify key metrics which impacted the valuation and accounting treatment under GAAP of the preferred stock. This remains a material weakness as of December 31, 2024.

Control Activities, Control Environment and Information & Communication

Given the aggregation of the material weaknesses noted above and other control deficiencies, we have identified related COSO material weaknesses, including: (i) deficiencies in the principles associated with the control activities component of the COSO framework relating to establishment of formal policies and procedures and consistent application thereof, (ii) deficiencies in the principles associated with the control environment component of the COSO framework relating to hiring and training sufficient personnel to timely support the Company’s internal controls objectives to ascertain whether the components of internal controls are present and functioning, and (iii) deficiencies in the principles associated with the information and communication component of the COSO framework relating to the insufficient communication of relevant financial information between key functions within the Company resulting in certain transactions and events not being communicated in a timely manner to those responsible for preparing and reviewing our financial statements.

Remediation Plans

Leases

Throughout 2024, we onboarded new team members with a greater level of experience and technical expertise to oversee key areas of our finance function, such as accounting which includes the Company’s leasing business processes and related internal controls. We also implemented improvements related to our lease process to capture and record lease agreements timely and accurately and we provided additional training to personnel responsible for the relevant controls. However, our enhancements did not operate for a sufficient period of time in 2024 to allow a reasonable period of evaluation for remediation of this material weakness to be considered complete.

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

Control Activities, Control Environment and Information & Communication

Throughout 2024, we implemented improvements related to our establishment of formal policies and procedures in addition to onboarding more sufficient personnel to support our internal control objectives. However, our enhancements did not operate for a sufficient period of time in 2024 to allow a reasonable period of evaluation for remediation of this material weakness to be considered complete.

To remediate our control activities and control environment material weaknesses, we have and are implementing improvements related to our establishment of formal policies and procedures in addition to hiring more sufficient personnel to support our internal control objectives. We will continue developing and maintaining policies and procedures. Additionally, we are committed to hiring sufficient personnel which are appropriate in both qualifications and experience for their relevant roles and improving collaboration between key functions within the Company to ensure timely and accurate reporting of financial matters. We have made notable progress in this area and will continue to evaluate our organization for areas of opportunity and further enhancement in 2025.

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

Preferred Stock

To remediate our preferred stock material weakness, we have and are implementing control improvements by engaging resources at the Company with experience in performing control activities over complex and/or non-routine transactions, as well as utilizing third-party consultants and specialists. We will continue to execute and evaluate operating effectiveness of adequate internal control over our preferred stock evaluation and valuation process.

As changes to the design and performance of controls are implemented, we will need a sufficient period of time to evaluate the operating effectiveness of such controls.

Changes in Internal Controls over Financial Reporting

Other than as discussed above, during the period covered by this report, there has been no change in our internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B. Other Information

Immaterial Correction of Interim Condensed Consolidated Financial Statements

In connection with our fiscal year-end close process, it was determined that the valuation of our Series A Preferred Stock, issued in August 2024, and related forward contract liability were misstated in our previously issued interim condensed consolidated financial statements as of and for the three and nine months ended September 30, 2024. We have properly accounted for this matter in our fiscal 2024 annual Consolidated Financial Statements included in this Form 10-K.

Management evaluated the materiality of the valuation misstatement and, based on an analysis of quantitative and qualitative factors, concluded it was not material to the previously issued September 2024 interim financial statements, individually or in aggregate. However, we plan to prospectively correct the relevant prior period Condensed Consolidated Financial Statements and related footnotes for this matter in future filings.

The following tables present a summary of the effects of the correction of the Company’s previously issued condensed consolidated financial statements:

Condensed Consolidated Statement of Operations (unaudited)

	Three months ended September 30, 2024			Nine months ended September 30, 2024
(in thousands, except share data)	As previously reported	Adjustments	As corrected	As previously reported	Adjustments	As corrected
Loss on preferred stock issuance	$59,490	$24,322	$83,812	$59,490	$24,322	$83,812
Change in fair value of forward contract	86,570	34,037	120,607	86,570	34,037	120,607
Total non-operating expense, net	145,266	58,359	203,625	63,222	58,359	121,581
Loss before income taxes	(179,189)	(58,359)	(237,548)	(196,505)	(58,359)	(254,864)
Net loss	$(179,391)	$(58,359)	$(237,750)	$(197,131)	$(58,359)	$(255,490)

Basic and diluted net loss per common share	$(17.82)	$(4.28)	$(22.10)	$(19.85)	$(4.39)	$(24.24)

Other comprehensive loss:
Net loss	$(179,391)	$(58,359)	$(237,750)	$(197,131)	$(58,359)	$(255,490)
Comprehensive loss	$(184,830)	$(58,359)	$(243,189)	$(201,764)	$(58,359)	$(260,123)

Condensed Consolidated Statement of Cash Flows (unaudited)

	Nine months ended September 30, 2024
(in thousands)	As previously reported	Adjustments	As corrected
Net loss	$(197,131)	$(58,359)	$(255,490)
Loss on preferred stock issuance	59,490	24,322	83,812
Change in fair value of forward contract	$86,570	$34,037	$120,607

Condensed Consolidated Statement of Equity (unaudited)

	Nine months ended September 30, 2024
(in thousands)	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Deficit
As previously reported
Preferred stock accretion to redemption value	$(25,892)	$—	$(25,892)
Net loss	—	(197,131)	(197,131)
Balance at September 30, 2024	959,501	(1,556,312)	(596,467)
Adjustments
Preferred stock accretion to redemption value	9,900	—	9,900
Paid-in-kind dividend on preferred stock	(859)	—	(859)
Net loss	—	(58,359)	(58,359)
As corrected
Preferred stock accretion to redemption value	(15,992)	—	(15,992)
Paid-in-kind dividend on preferred stock	(859)	—	(859)
Net loss	—	(255,490)	(255,490)
Balance at September 30, 2024	$968,542	$(1,614,671)	$(645,785)

The following table reflects the effects of the correction on all affected line items of our previously reported Net Loss Per Common Share (in thousands, except share data) (unaudited):

	Three months ended September 30, 2024			Nine months ended September 30, 2024
Numerator:	As previously reported	Adjustments	As corrected	As previously reported	Adjustments	As corrected
Net loss	$(179,391)	$(58,359)	$(237,750)	$(197,131)	$(58,359)	$(255,490)
Less: Accretion to redeemable value of preferred stock	25,892	(9,900)	15,992	25,891	(9,900)	15,992
Less: Paid-in-kind dividend on preferred stock	—	859	859	—	859	859
Net loss attributable to common stockholders	$(205,283)	$(49,318)	$(254,601)	$(223,022)	$(49,318)	$(272,341)

Denominator:
Weighted average basic and diluted common shares outstanding	11,521,492	—	11,521,492	11,235,725	—	11,235,725
Net loss per common share:
Basic and diluted	$(17.82)	$(4.28)	$(22.10)	$(19.85)	$(4.39)	$(24.24)

10b5-1 Trading Plans

During the quarter ended December 31, 2024, none of the Company’s directors or Section 16 officers adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Date of Annual Meeting of Stockholders

The Board has scheduled the Company’s Annual Meeting of Stockholders (the “2025 Annual Meeting”) for November 6, 2025. Because the date of the 2025 Annual Meeting has been changed by more than 25 days from the first anniversary of the 2024 Annual Meeting, certain previously announced deadlines for stockholder nominations and proposals have been adjusted pursuant to the Bylaws.

In order for a stockholder proposal or the nomination of a candidate for director to be considered, such proposal or nomination must be received by the Company at its principal executive offices by the deadlines set forth in the “New Deadline” column of the table below, and be in compliance with the Bylaws and, if applicable, Rule 14a-8 or Rule 14a-19 under the Securities Exchange Act of 1934.

Submission	Rules and Requirements	Previously Announced Deadline	New Deadline
Stockholder proposals for inclusion in 2025 Annual Meeting proxy materials	SEC Rule 14a-8	No later than 5:00 p.m. Pacific Time on July 11, 2025	No later than 5:00 p.m. Pacific Time on August 4, 2025. Pursuant to SEC Rule 14a-8, the deadline is a reasonable time before the company begins to print and send its proxy materials.
Notice Provision for Other Items of Business or Director Nominees	Section 2.4(a)(ii) of Bylaws
Between 8:00 a.m. Pacific Time on August 25, 2025 and 5:00 p.m. Pacific Time on September 24, 2025, assuming we do not change the date of the 2025 Annual Meeting to be more than 25 days from the first anniversary of our 2024 Annual Meeting

No later than 5:00 p.m. Pacific Time on August 4, 2025. Pursuant to Section 2.4(a)(ii) of Bylaws, if the first public announcement of the date of the 2025 Annual Meeting is less than 100 days prior to the date of the 2025 Annual Meeting, the deadline is the 10th day following the day on which public announcement of the date of the 2025 Annual Meeting was first made by the Company.

All notices of proposals by stockholders should be mailed to Sonder Holdings Inc., 447 Sutter St., Suite 405 #542, San Francisco, California 94105, Attention: Corporate Secretary.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

The following table sets forth certain information regarding our executive officers and directors, as of July 7, 2025:

Name	Age	Position(s) with the Company
Janice Sears	64	Interim Chief Executive Officer, Director, and Chairperson
Michael Hughes	50	Chief Financial Officer
Martin Picard	39	Chief Real Estate Officer
Rahul Thumati	48	Interim Chief Accounting Officer
Vanessa Barmack	39	General Counsel and Secretary
Prashant (Sean) Aggarwal	59	Director
Sanjay Banker	50	Director
Michelle Frymire	59	Director
Simon Turner	63	Director
Frits Dirk van Paasschen	64	Director
Erin Wallace	65	Director

Janice L. Sears

Janice L. Sears has served as Interim CEO since June 2025, director since January 2022, and Chairperson of the Board since January 2025, and previously as member of the Compensation Committee from January 2022 to June 2025, Chair of the Audit Committee from January 2022 to June 2025, and Lead Independent Director of the Board from December 2023 to January 2025. Ms. Sears previously served as a director of Legacy Sonder from August 2021 to January 2022. From April 1988 to January 2009, Ms. Sears served in a variety of positions at Banc of America Securities, an investment bank, including as Managing Director, Western Region Head in the Real Estate, Gaming & Lodging Investment Banking Group and concurrently served as the San Francisco Market President for Bank of America (NYSE: BAC), a financial services company. Prior to this, Ms. Sears was a Real Estate Economist at both Chemical Bank Corporation, a bank holding company, and Citigroup Inc. (NYSE: C), a financial services company. Ms. Sears also serves on the board of directors as audit committee chair, member of the compensation committee, and member of the special committee at IQHQ, Inc., a life sciences real estate investment trust. Ms. Sears previously served on the board of directors as a member of the compensation committee and audit committee and chair of the audit committee at Invitation Homes Inc. (NYSE: INVH), a single-family home rental business, from February 2017 to May 2025. She also served on the board of directors and as audit committee chair of both Essex Property Trust Inc. (NYSE: ESS), a multi-family real estate investment trust, from 2011 to 2020, and BioMed Realty Trust, a life sciences real estate investment trust. She has also served as chair of the board of directors of The Swig Company, an owner of office buildings in New York and California. Ms. Sears holds a Bachelor of Arts in Economics and Marketing from the University of Delaware and is a member of the National Association of Corporate Directors where she is a certified director.

Ms. Sears brings to the Board her extensive financial background and experience working in the commercial real estate industry.

Michael Hughes

Michael Hughes has served as Chief Financial Officer since January 2025. Mr. Hughes joined the Company from Spirit Realty Capital, Inc., a real estate investment trust, where he served as the Executive Vice President, Chief Financial Officer since April 2018. Mr. Hughes has also served in various leadership roles, including as Executive Vice President, Chief Financial Officer, at FelCor Lodging Trust Inc., a real estate investment trust, from May 2006 to October 2017. Mr. Hughes also served as Vice President, Corporate Finance at Wyndham Hotels & Resorts, Inc., a hospitality company, from February 2002 to April 2006. Mr. Hughes holds a Chartered Financial Analyst designation and received a Bachelor of Arts in Business Administration and Management from Rhodes College.

Martin Picard

Martin Picard has served as our Chief Real Estate Officer since August 2022 and is a co-founder of Legacy Sonder. Mr. Picard previously served as our Global Head of Real Estate since January 2022 and Legacy Sonder’s Global Head of Real Estate since February 2019. He previously served as Legacy Sonder’s Vice President of Finance from May 2015 to February 2019. From September 2013 to March 2015, Mr. Picard was the Chief Executive Officer of Adzura Inc., an online advertising marketplace that he co-founded. Mr. Picard holds a Bachelor of Commerce in Accounting from Concordia University.

Rahul Thumati

Rahul Thumati joined the Company as a consultant in December 2024 and has served as interim Chief Accounting Officer since January 2025. Since 2016, Mr. Thumati has served as a consultant in accounting and finance leadership roles in various companies. Mr. Thumati served as Chief Accounting Officer at F45 Training Holdings Inc., a fitness company, from March 2021 to October 2021. Mr. Thumati also served in interim Chief Financial Officer and interim Chief Accounting Officer roles while he was a consultant at Armanino LLP, an accounting and business consulting firm, from November 2018 to February 2020. Mr. Thumati is a certified public accountant (inactive) and received a Bachelor of Science in Business Administration from the University of Southern California and a Master of Accountancy from the University of Arizona.

Vanessa Barmack

Vanessa E. Barmack has served as General Counsel and Secretary since May 2025 and previously served as Interim General Counsel and Secretary from November 2024 to May 2025. Ms. Barmack also served as Associate General Counsel from August 2023 to November 2024 and joined Sonder in November 2021 as Managing Counsel. Prior to joining Sonder, Ms. Barmack was a partner in the Real Estate practice group at McDermott Will & Emery LLP, an international law firm, based in the firm’s New York City office from 2013 to November 2021. Ms. Barmack holds a Bachelor of Arts in Government from the University of Redlands and a Juris Doctorate from University of Notre Dame.

Prashant (Sean) Aggarwal

Prashant (Sean) Aggarwal has served as a director since October 2022, member of the Compensation Committee since October 2022, and Chair of the Nominating Committee since January 2025, and previously served as a member of the Nominating Committee from December 2022 to January 2025. Since February 2022, Mr. Aggarwal has served as Co-Founder and Chairman of Borderless AI, an artificial intelligence-powered human resource management platform. Since March 2016, Mr. Aggarwal has served as the Chief Executive Officer of Soar Capital LLC, an investment firm, where he focuses on investments in technology companies. Previously, Mr. Aggarwal served as the Chief Financial Officer at Trulia, Inc. (“Trulia”), an online real estate company. Prior to Trulia, Mr. Aggarwal served as the Vice President of Finance at PayPal, Inc. (NASDAQ: PYPL), an online payments company and at eBay, Inc. (NASDAQ: EBAY) (“eBay”), an e-commerce company, in various finance roles including Vice President of Finance. Prior to eBay, Mr. Aggarwal served as Director of Finance at Amazon.com, Inc. (NASDAQ: AMZN), an e-commerce company. Mr. Aggarwal started his career in investment banking with Merrill Lynch, Pierce, Fenner & Smith Incorporated, a financial services company. Mr. Aggarwal serves as a member of the board of Lyft, Inc. (NASDAQ: LYFT) (“Lyft”), a transportation company, since February 2016 and as lead independent director of Lyft since April 2023. Mr. Aggarwal also serves as a member of the board of directors of Arlo Technologies, Inc. (NYSE: ARLO), a home security company, since October 2018. In addition, in the past five years, he served on the board of directors of Yatra Online, Inc. (NASDAQ: YTRA), an online travel company from March 2018 to January 2022. Mr. Aggarwal holds a Master of Management from Northwestern University, Kellogg School of Management.

Mr. Aggarwal brings to the Board his significant operational experience as an executive with technology companies, and his deep understanding of finance, financial reporting, strategy, operations and risk management.

Sanjay Banker

Sanjay Banker has served as a director since January 2023. Mr. Banker has served as Chief Executive Officer of Private Medical, a high-end concierge medicine provider, since June 2024. Mr. Banker previously served as Sonder’s President and Chief Financial Officer from January 2022 to December 2022. Mr. Banker also served as the Chief Financial Officer at Legacy Sonder from January 2019 to January 2022 and President from September 2020 to January 2022. Mr. Banker previously served in a variety of positions and most recently as Partner at TPG Growth, an investment firm, from March

2013 to January 2019. From September 2004 to March 2013, Mr. Banker served in a variety of positions and most recently as Principal at Bain Capital L.P., an investment firm. Mr. Banker was with McKinsey & Company, a management consulting firm, from September 1996 to August 2004, where he served most recently as an Engagement Manager. Mr. Banker holds a Bachelor of Science in Economics from the Wharton School at the University of Pennsylvania and a Master of Business Administration from Harvard Business School.

Mr. Banker brings to the Board his perspective and experience as Sonder’s former President and Chief Financial Officer.

Michelle Frymire

Michelle Frymire has served as a director since September 2022, Chair of the Audit Committee since June 2025, Chair of the Investment Committee since January 2025, and member of the Nominating Committee since December 2022, and previously as Chair of the Nominating Committee from December 2022 to January 2025. Ms. Frymire most recently served as Chief Executive Officer of CWT, a global travel management platform, from May 2021 to May 2022, including during CWT’s reorganization under federal bankruptcy laws due to the impact of the COVID-19 pandemic on business travel. Prior to serving as CWT’s Chief Executive Officer, she served in roles of increasing responsibility, including President and Chief Financial Officer, from January 2019 to May 2022. Ms. Frymire served as Chief Financial Officer for U.S. Risk Insurance Group, LLC, a privately owned specialty lines underwriting manager and wholesale broker, from 2017 to 2019 and from 2015 to 2017, she served as Chief Financial Officer for Service King Collision Repair Centers, an automotive collision repair company. Ms. Frymire also served in positions from 2009 to 2015 at The Service Master Companies, Inc., a provider of residential and commercial services, including Vice President, Corporate FP&A and Strategy and as Chief Financial Officer of TruGreen Companies LLC. From 2005 to 2009, she served as Chief Financial Officer of Starwood Vacation Ownership, a subsidiary of Starwood Hotels & Resorts Worldwide, Inc. (previously NYSE: HOT), a hospitality company. Prior to this, Ms. Frymire served in a broad range of finance positions at Delta Air Lines, Inc. (NYSE: DAL), Continental Airlines, Inc. (previously NYSE: CAL), and American Airlines Group, Inc. (NASDAQ: AAL), each being a commercial airline company. Ms. Frymire currently serves as director, chair of the audit committee and a member of the compensation committee of NCR Atleos Corporation (NYSE: NATL), a provider of automated teller machines and related servicing. She also served previously on the boards of Six Flags Entertainment Corporation (NYSE: FUN) and its predecessor company Cedar Fair LLP, an owner and operator of regional amusement parks, water parks and hotels from to October 2022 to June 2025, where she served as chair of the audit committee and was a member of the people, compensation, and culture committee, and as a director and member of the audit and nominating & governance committees of Spirit Realty Capital, Inc (previously NYSE: SRC). a real estate investment trust from 2021 to 2023. Ms. Frymire received a Bachelor of Arts in Economics from Austin College and a Master of Business Administration from the University of Texas at Austin McCombs School of Business.

Ms. Frymire brings to the Board her extensive experience in strategy, multisite business operations, real estate development, finance and financial expertise, knowledge and experience in internal and external risk oversight, and executive leadership and management experience in the travel and hospitality industries.

Simon M. Turner

Simon Turner has served as a director since September 2023, member of the Compensation Committee since September 2023, and Chair of the Compensation Committee since April 2024, and member of the Investment Committee since January 2025. Mr. Turner is the founder and Managing Director of Alpha Lodging Partners, LLC, a hospitality investment and advisory firm, since 2017. Mr. Turner previously served as President, Global Development of Starwood Hotels & Resorts Worldwide, Inc. (previously NYSE: HOT), a hospitality company, from 2008 until its acquisition by Marriott International, Inc. in 2016. Earlier in his career, Mr. Turner held positions at Hotel Capital Advisors, Inc., a hotel investment advisory firm advising an ultra high-net worth investor, Salomon Brothers, Inc., an investment bank, and Pannell Kerr Forster, an accounting and consulting firm. Mr. Turner currently serves on the board of directors of Goldman Sachs Real Estate Income Trust, Inc., a real estate investment trust, Goldman Sachs Real Estate Finance Trust, Inc., a real estate debt enterprise where he chairs the audit committee of each company. He also serves on the board of directors of, Purchase Senior Learning Community Inc., a senior-living community, where he chairs the finance committee. Mr. Turner’s previous directorships include service on the boards of Watermark Lodging Trust, a hospitality real estate investment trust, Steigenberger Hotels AG, a German hotel company, ESH Hospitality, Inc., a real estate investment trust that owns and operates hotels, ClubCorp Holdings, Inc., a golf and leisure business, Fairmont Raffles Hotels International, a global hotel management company, and Four Seasons Hotels Limited, a luxury hotel and resort company.

Mr. Turner brings to the Board his extensive experience as an executive and board member in the hospitality and real estate sectors.

Frits Dirk van Paasschen

Frits Dirk van Paasschen has served as a director since January 2022, member of the Audit Committee since January 2022, and member of the Investment Committee since January 2025, and previously served as Chair of the Compensation Committee from January 2022 to April 2024 and as a director of Legacy Sonder from February 2020 to January 2022. From September 2007 to February 2015, Mr. van Paasschen served as the President and Chief Executive Officer of Starwood Hotels and Resorts Worldwide, Inc. (previously NYSE: HOT), a hospitality company. Prior to that, Mr. van Paasschen served as the President and Chief Executive Officer of Coors Brewing Company (NYSE: TAP), a brewery and beer company, from 2005 to 2007. He currently serves on the board of directors at DSM-Frimenich AG, a science-driven company specializing in nutrition and health, Williams-Sonoma, Inc. (NYSE: WSM), a consumer retail company specializing in kitchen-wares and home furnishings, and Amadeus IT Group, S.A., a company that provides digital infrastructure for the travel industry. Mr. van Paasschen also serves on the board of directors of two private companies and as an advisor to a global investment firm. Mr. van Paasschen holds a Bachelor of Arts in Economics and Biology from Amherst College and a Master of Business Administration from Harvard Business School.

Mr. van Paasschen brings to the Board his extensive knowledge of the real estate and hospitality industries and his international experience.

Erin Wallace

Ms. Wallace has served as a director, member of the Audit Committee, and member of the Nominating Committee, each since January 2025. Ms. Wallace has over 30 years of industry experience and nearly 10 years as a board member. She served as the Chief Operating Officer at Great Wolf Resorts, Inc., an entertainment and hospitality corporation, from August 2016 to December 2019. She also served as the Chief Operating Officer of The Learning Care Group, Inc., a childcare and early childhood education company, from February 2015 to August 2016. Ms. Wallace’s business experience includes several leadership roles with The Walt Disney Company (NYSE: DIS), a mass media and entertainment corporation, from 1985 to 2015. Since October 2015, Ms. Wallace has served as a director of FirstService Corporation (NASDAQ: FSV), a North American leader in the property services sector, where she chairs the governance committee and is a member of the executive compensation committee. Ms. Wallace also has served on the board of directors of Coast Entertainment Holdings Limited, an entertainment and leisure company, since January 2022. She received a Master of Business Administration from Rollins College and a Bachelor of Science in Industrial Engineering from the University of Florida.

Ms. Wallace brings to the Board her operational experience and knowledge in the hospitality industry and extensive knowledge of serving on boards of directors of public companies.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our officers, directors, and persons who beneficially own more than ten percent of our common stock to file reports of ownership and changes in ownership with the SEC. These reporting persons are also required to furnish us with copies of all Section 16(a) forms they file. To our knowledge, based solely upon a review of such reports filed with the SEC, during the fiscal year ended December 31, 2024, we believe that all required reports pursuant to Section 16(a) of the Exchange Act were timely filed, except one untimely Form 4 for each of Mr. Davidson and

Mr. Banker that were filed on August 19, 2024 and reported the transaction related to the August 2024 Preferred Financing. These untimely filings were due to administrative error.

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

Corporate Governance

Board Composition

Our Board currently consists of seven members. In accordance with our Amended and Restated Certificate of Incorporation (the “Restated Certificate”) and our Bylaws, our Board is divided into three classes with staggered terms. At each annual meeting of stockholders, the successors to directors whose terms then expire will be elected to serve from the time of election and qualification until the third annual meeting following election. The authorized number of directors may be changed by resolution of the Board. Our directors are divided among the three classes as follows:

•Class I directors consist of Prashant (Sean) Aggarwal, whose term expires at the 2025 annual meeting of stockholders;
•Class II directors consist of Michelle Frymire, Simon Turner, and Erin Wallace whose terms expire at the 2026 annual meeting of stockholders; and
•Class III directors consist of Janice Sears, Frits Dirk van Paasschen, and Sanjay Banker, whose terms expire at the 2027 annual meeting of stockholders.

Only one class of directors will be elected at each annual meeting of our stockholders, with the other classes continuing for the remainder of their respective terms. Each director’s term continues until the election and qualification of their successor, or their earlier death, resignation or removal.

The Nominating, Corporate Governance, and Social Responsibility Committee (the “Nominating Committee”) of the Board identifies, reviews and makes recommendations of candidates to serve on our Board, and considers director qualifications that contribute to the total mix of viewpoints and experience represented on the Board.

Audit Committee of the Board

The Audit Committee was established by the Board to assist the Board in its oversight of:

•the quality and integrity of the Company’s accounting and financial reporting processes and internal controls;
•the Company’s financial statement audits and the integrity of the Company’s financial statements;
•the Company’s compliance with laws applicable to the financial statement and accounting and financial         reporting processes;
•the Company’s compliance with ethical standards adopted by the Company;
•the Company’s systems of disclosure controls and procedures;
•the implementation and performance of the Company’s internal audit function;
•disclosures related to ESG matters; and
•the Company’s enterprise-wide risk assessment, focusing on material risks.

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

The Audit Committee currently consists of three directors: Mses. Frymire (Chair) and Wallace and Mr. van Paasschen. The Board annually reviews the Nasdaq listing standards’ definition of independence for Audit Committee members and has determined that all members of the Audit Committee are “independent” and comply with all financial literacy requirements of Nasdaq. The Board has determined that Ms. Sears qualifies as an “audit committee financial expert,” as defined in applicable SEC rules. In making that determination, the Board relied on the past business experience of Ms. Sears, as described above under the heading “—Directors and Executive Officers”.

As required by its charter, the Audit Committee conducts a self-evaluation at least annually. The Audit Committee also reviews and assesses the adequacy of its charter at least annually and recommends any proposed changes to the Board for its consideration.

Compensation Committee of the Board

The Compensation Committee was established by the Board to assist the Board in its oversight of:

•the Company’s compensation policies, plans, benefits programs, and overall compensation philosophy;
•the compensation of the CEO and executive officers;
•stockholder matters related to executive compensation;
•risks related to the Company’s compensation policies and practices;
•clawback and recoupment of compensation paid to employees;
•director compensation; and
•regulatory compliance with respect to compensation matters affecting the Company.

The Compensation Committee currently consists of two directors: Messrs. Turner (Chair) and Aggarwal. The Board annually reviews the Nasdaq listing standards’ definition of independence for Compensation Committee members and has determined that all members of the Compensation Committee are “independent”.

As required by its charter, the Compensation Committee conducts a self-evaluation at least annually. The Compensation Committee also reviews and assesses the adequacy of its charter at least annually and recommends any proposed changes to the Board for its consideration.

Investment Committee of the Board

The Investment Committee was established by the Board to assist the Board in its oversight of:

•the Company’s investment strategy, performance and policies;
•the Company’s investment decisions; and
•the Company’s investment decisions, approvals, and adherence to its policies.
The Investment Committee currently consists of three directors: Ms. Frymire (Chair) and Messrs. van Paasschen and Turner. The Board has determined that all members of the Investment Committee are “independent”.

As required by its charter, the Investment Committee conducts a self-evaluation at least annually. The Investment Committee also reviews and assesses the adequacy of its charter at least annually and recommends any proposed changes to the Board for its consideration.

Nominating Committee of the Board

The Nominating Committee was established by the Board to assist the Board in its oversight of:

•matters relating to the composition and membership of the Board and its committees;
•the Board’s governance responsibilities;
•corporate responsibility and sustainability;
•succession planning of the CEO and other members of the Company’s executive management team
•director orientation and continuing education; and

•Board and committee performance.

The Nominating Committee currently consists of three directors: Mr. Aggarwal (Chair) and Mses. Frymire and Wallace. The Board has determined that all members of the Nominating Committee are “independent”.

As required by its charter, the Nominating Committee conducts a self-evaluation at least annually. The Investment Committee also reviews and assesses the adequacy of its charter at least annually and recommends any proposed changes to the Board for its consideration.

Insider Trading Policy

We have adopted an Insider Trading Policy governing the purchase, sale, and other dispositions of our securities by directors, officers, and employees that is reasonably designed to promote compliance with insider trading laws, rules and regulations. In addition, with regard to the Company's trading of its own securities, it is our policy to comply with federal securities laws and applicable exchange listing requirements.

Our Insider Trading Policy prohibits directors, officers, and employees of the Company from, among other things, (i) engaging in transactions while in possession of material non-public information (“MNPI”), (ii) engaging in certain derivative transactions, such as puts and calls, and other derivative securities with respect to the Company’s securities (other than stock options, performance awards, restricted stock units, and other compensatory awards issued by the Company), (iii) engaging in transactions related to the purchase of financial instruments (including prepaid variable forward contracts, equity swaps, collars, and exchange funds), or otherwise engaging in transactions that hedge or offset, or are designed to hedge or offset, any decrease in the market value of equity securities either granted by the Company as part of compensation or held, directly or indirectly, by such director, officer, or employee, (iv) holding Company securities in margin accounts, (v) using Company securities as collateral for any loan or as part of any other pledging transaction, (vi) engaging in short sales involving Company securities, (vii) selling Company securities of the same class within six months of purchase or purchasing Company securities of the same class within six months of sale; (viii) engaging in transactions where the instructions are to buy or sell Company securities and only if the price reaches specific criteria, other than those transactions that are open for only a limited duration, and (ix) engaging in other transactions that the Company may, from time to time, determine to be prohibited or allowed only with prior written consent. Our Insider Trading Policy requires that directors and executive officers complete certain pre-clearance procedures in order to trade in Company securities and permits trading plans that comply with Exchange Act Rule 10b5-1.

Item 11. Executive Compensation

As a company operating in a highly competitive market at the intersection of the hospitality and technology industries, Sonder views its people as key drivers of its success. Sonder’s executive compensation program is designed to attract, retain, and motivate talented leaders, who enable us to succeed in a rapidly evolving competitive environment and achieve Sonder’s mission of making a world of better stays open to all. Sonder expects its executive team to demonstrate strong leadership and management capabilities and to strengthen its culture in order to achieve competitive advantage and speed of innovation.

Sonder’s executive compensation program is oriented towards long-term retention and value creation objectives, and is structured to ensure that a significant portion of executive compensation is tied to performance and the delivery of stockholder value.

Sonder’s executive compensation philosophy strives to achieve the following objectives:

•Provide market-competitive compensation opportunities to attract, retain, and motivate high performing executives whose experience, skills, and impact are critical to our success;
•Provide cash compensation (consisting of fixed base salary and variable annual bonus) and long-term equity awards (consisting time-based awards and at-risk performance-based awards) that encourage appropriate levels of risk-taking by the executive team and align their interests with those of the Company’s stakeholders; and
•Ensure that Sonder’s compensation program is equitable for similarly-situated executives to drive collaboration towards achievement of its long-term business goals.

This section provides an overview of Sonder’s executive compensation programs, including a narrative description of the material factors necessary to understand the information disclosed in the summary compensation table below.

On March 14, 2024, the Audit Committee of the Company determined, based on management’s recommendation, that the Company’s previously issued audited consolidated financial statements for the year ended December 31, 2022 (the “2022 Annual Financial Statements”), and the unaudited condensed consolidated financial statements included in each of the Company’s quarterly reports on Form 10-Q filed with the SEC in 2023 (collectively with the 2022 Annual Financial Statements, the “Affected Financial Statements”), should no longer be relied upon. The Affected Financial Statements were previously restated and the Company concluded that, after conducting a recovery analysis of incentive-based compensation received by the Company’s executive officers during the relevant recovery period, that no clawback of incentive-based compensation was required because such compensation was not based on a financial reporting metric affected by the Affected Financial Statements.

Summary Compensation Table

The following table sets forth information regarding the compensation awarded to, earned by or paid to our named executive officers for the fiscal years ended December 31, 2024, and 2023.

Name and Principal Position	Year	Salary(1)	Option Awards(2)	All Other Compensation	Total
Francis Davidson Former Chief Executive Officer(3)	2024	$360,000	$—	$2,469	$362,469
	2023	$360,000	$1,199,990	$—	$1,559,990
Dominique Bourgault Former Chief Financial Officer(4)	2024	$477,865	$—	$—	$477,865
	2023	$390,288	$1,340,690	$—	$1,730,978
Martin Picard Chief Real Estate Officer	2024	$378,708	$—	$3,083	$381,791
	2023	$355,635	$504,990	$800	$861,425
Katherine E. Potter Former Chief Legal and Administrative Officer(5)	2024	$450,865	$—	$717	$451,582
	2023	$121,154	$—	$—	$121,154
(1)    The amounts in this column for Mr. Picard for fiscal year 2024 were converted into USD using the Bank of Canada annual CAD to USD 2024 exchange rate of US$1.00 = CAD 1.3698 or CAD 1.00 = US$0.7300. The amounts in this column for Mr. Picard for fiscal year 2023 were converted into USD using the Bank of Canada annual CAD to USD 2023 exchange rate of US$1.00 = CAD 1.3497 or CAD 1.00 = US$0.7409.
(2)    The amounts in this column represent the aggregate grant-date fair value of awards granted to each named executive officer in 2024 and 2023 (where applicable), computed in accordance with FASB ASC Topic 718. See Note 11, Equity Incentive Plans and Stock-Based Compensation, to the consolidated financial statements included within Part II, Item 8 of this Annual Report on Form 10-K for additional information regarding the assumptions made by Sonder in determining the grant-date fair value of Sonder’s equity awards.
(3)    Mr. Davidson resigned from the Company effective June 24, 2025.
(4)    Mr. Bourgault resigned from the Company effective December 2, 2024. The amount shown in the salary column for 2024 represents a partial year’s salary based on his December 2, 2024 end date. Mr. Bourgault’s annual salary was $495,000.
(5)    Ms. Potter joined the Company as General Counsel and Secretary effective September 11, 2023. The amount shown in the salary column for 2023 represents a partial year’s salary based on her September 11, 2023 start date. Ms. Potter resigned from the Company effective November 22, 2024. The amount shown in the salary column for 2024 represents a partial year’s salary based on her November 22, 2024 termination date. Ms. Potter’s annual salary was $495,000.

Base Salaries

Our named executive officers receive base salaries to compensate them for services rendered to the Company. The base salary payable to each named executive officer is intended to provide a fixed component of compensation reflecting the executive’s skill set, experience, role, and responsibilities. The base salaries of our named executive officers are reviewed at least annually by the Compensation Committee and were increased in 2024 for each of our named executive officers, other than Mr. Davidson.

Equity Awards

Our named executive officers participate in a long-term incentive plan (the “LTIP”) and are eligible to receive annual equity awards, which are critical to focusing our named executive officers on the Company’s long-term growth. Our equity awards for executive officers in 2024 were intended to be generally in the form of stock options, which typically have vesting period of four years and vest on a monthly basis. Stock options granted to new hires typically have a vesting period of one year for 25% of the grant and terminate ten years after the grant date. Due to the Affected Financial Statements, the Company’s registration statement on Form S-8 for securities related to its employee incentive plans (the “Form S-8”) was no longer effective and could not be relied upon for the issuance of equity. Therefore, in April 2024, the Company suspended all exercises and purchases of Company securities under its equity plans, the issuance of shares of Company common stock pursuant to its equity plans, the settlement of any restricted stock units under its equity plans, and the grant of equity awards under its equity plans until the Company was able to use the Form S-8.

Equity Award Timing Policies and Procedures

In accordance with Item 402(x) of Regulation S-K, we are providing information regarding our procedures related to the grant of certain equity awards close in time to the release of MNPI. Although we do not have a formal policy, program, or plan that requires us to award equity or equity-based compensation on specific dates, we generally issue equity awards to our executive officers annually in the first quarter, and such awards are approved by our Compensation Committee during the first quarter. Additionally, our Insider Trading Policy prohibits directors, officers, and employees from trading in our securities while in possession of or on the basis of MNPI. We have not timed, and do not plan to time, the disclosure of MNPI for the purpose of affecting the value of executive compensation.

In the year ended December 31, 2024, no options were granted to our named executive officers within four business days prior to, or one business day following, the filing or furnishing of a periodic or current report by us that disclosed MNPI.

2025 Executive Compensation Program Updates

In October 2024, the Compensation Committee, in consultation with its new independent compensation consultant, Ferguson Partners Consulting L.P. (“Ferguson”), began a process to review the Company’s executive compensation program, including to develop of an appropriate peer group, perform a market assessment of executive compensation, and assist in the development of updates to the Company’s executive compensation program. In March 2025, the Compensation Committee revised the executive compensation program by (i) adding an annual cash bonus plan (the “short-term incentive plan” or “STIP”) and (ii) revising the LTIP, as described in greater detail below. The base salaries for certain for our named executive officers were also increased by the Compensation Committee, in consultation with Ferguson, in order to better align with the market practices of companies in the Company’s peer group as follows: Mr. Davidson to $550,000 and Mr. Picard to $480,000.

The STIP is designed to motivate and reward our executives, including our named executive officers, for achievements relative to the Company’s goals and expectations for each fiscal year. The STIP for the fiscal year ending December 31, 2025 was approved in the spring of 2025 by the Compensation Committee. Each named executive officer has a target bonus opportunity, defined as a dollar amount and tied to certain pre-determined metrics established by the Compensation Committee. Following the end of the year, our Compensation Committee will determine the cash bonus (if any) for our executives, including our named executive officers, based on company performance against the pre-determined metrics, and retains discretion to allow for individual adjustments, based on such factors as it deems appropriate. The target bonus amounts for our named executive officers is $360,000 for Mr. Picard and was, prior to his termination of employment, $550,000 for Mr. Davidson.

At the beginning of 2025, the LTIP was revised to grant equity awards in the form of performance stock units (“PSUs”) and restricted stock units (“RSUs”) to executive officers based on certain pre-determined metrics and related vesting criteria. The LTIP awards for our named executive officers for 2025, expressed as a percentage of the total equity award, were 80% PSUs and 20% RSUs for Mr. Davidson, and 70% PSUs and 30% RSUs for Mr. Picard. The PSUs are subject to pre-determined performance metrics consisting of strategic and financial goals and related vesting criteria. The number of PSUs that will be eligible to vest will be determined upon the Compensation Committee’s certification of achievement of the applicable metrics and criteria. The RSUs are subject to time-vesting conditions and generally vest 1/3 per year subject to the recipient continuing to provide services.

In March 2025, the Company granted (i) Mr. Davidson 2,243,747 PSUs (at target) and 560,937 RSUs and (ii) Mr. Picard 1,096,227 PSUs (at target) and 469,811 RSUs. Mr. Hughes’ compensation has not been revised since his appointment as the Chief Financial Officer.

On June 24, 2025, Sonder and Mr. Davidson entered into a Separation Agreement and Release pursuant to which Mr. Davidson resigned as director and Chief Executive Officer of Sonder, as described in greater detail in the section below entitled, “Named Executive Officer Employment Agreements.”

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information regarding outstanding equity awards held by our named executive officers as of December 31, 2024:

	Option Awards(1)(2)						Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)		Option Exercise Price ($)		Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)(3)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested(4)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)(3)
Francis Davidson	—	236,431	(5)(6)	$34.80	(7)	2/19/2031	74,942	(8)	$238,316	—	—
	54,599	70,400	(9)	18.09	(10)	3/16/2033	—		—	464,999	$1,478,697
Dominique Bourgault	57,105	—	(11)	18.00	(10)	3/16/2033	—		—	—	—
	1,950	—	(12)	7.40	(10)	9/12/2033	—		—	—	—
Martin Picard	1,287	—	(13)	13.40	(14)	8/3/2027	—		—	158,997	$1,239,995
	1,415	—	(15)	13.40	(14)	11/9/2027	—		—	—	—
	8,254	—	(16)	27.80	(14)	1/28/2029	—		—	—	—
	12,162	—	(17)	27.80	(14)	1/28/2029	—		—	—	—
	7	—	(18)	27.80	(14)	1/28/2029	—		—	—	—
	77	—	(19)	27.80	(14)	1/28/2029	—		—	—	—
	3	—	(20)	57.00	(14)	11/15/2029	—		—	—	—
	8,879	—	(5)(21)	34.80	(7)	2/7/2030	—		—	—	—
	68	—	(5)(22)	34.80	(7)	2/7/2030	—		—	—	—
	74	—	(5)(23)	34.80	(7)	6/18/2030	—		—	—	—
	3,088	—	(5)(24)	34.80	(7)	11/5/2030	—		—	—	—
	11,644	525	(5)(25)	34.80	(7)	2/19/2031	—		—	—	—
	941	217	(5)(26)	34.80	(7)	11/11/2031	—		—	—	—
	30,541	21,886	(5)(27)	34.80	(7)	8/16/2032	—		—	—	—
	21,840	28,159	(28)	18.00	(10)	3/16/2033	—		—	—	—
	1,950	4,300	(29)	7.40	(10)	9/12/2033	—		—	—	—
Katherine E. Potter	17,500	—	(30)	7.40	(10)	9/12/2033	—		—	—	—

(1)    All stock options granted prior to 2020 were granted pursuant to the Sonder Canada Inc. Stock Option Plan. All stock options granted in 2020 and 2021 were granted pursuant to the Legacy Sonder 2019 Equity Incentive Plan, as amended (the “2019 Plan”). Unless otherwise indicated in the footnotes, all equity awards granted after 2021 were granted pursuant to the 2021 Equity Incentive Plan.
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
(3)    The amounts in this column reflect the closing price of our common stock on the Nasdaq on December 31, 2024 (the last trading day of the fiscal year ended December 31, 2024).
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
(8)    Represents shares subject to performance-based vesting conditions. These shares were issued upon the exercise of an option granted on November 15, 2019, which was fully exercised for 8,243,677 shares by Mr. Davidson on December 2, 2019 through the issuance of a promissory note to Sonder in the amount of $24.6 million. On January 14, 2022, prior to the closing of the Business Combination, Legacy Sonder repurchased 1,855,938 shares of common stock of Legacy Sonder held by Mr. Davidson (the equivalent of 136,281 shares of the Company’s common stock after adjusting for the impact of the Business Combination and the Reverse Stock Split), and the proceeds of such sale were used to completely extinguish Mr. Davidson’s promissory note to the Company, which had a total principal and accrued interest amount of $25,704,735.34 as of the date of the transaction. 149,885 of the shares subject to the award vested in 72 equal monthly installments starting on October 1, 2017, generally subject to Mr. Davidson’s continued employment through each applicable vesting date. 262,298 shares subject to the award vest upon the achievement of performance-based vesting conditions: 112,414 shares vest upon a liquidity event, 74,942 shares vest upon a financing event, and 74,942 shares vest if Sonder achieves a target stock price of $105.40 (as adjusted for the Reverse Stock Split) on or prior to November 15, 2026, subject to Mr. Davidson remaining an employee through such vesting date. The shares subject to the liquidity event vesting condition and financing event vesting condition vested in February 2021. The shares subject to time-based vesting fully vested in September 2023. The award agreement provides that if Mr. Davidson’s employment is terminated outside of the one year period following a “liquidity event” by the Company or a related entity other than for “cause”, death or disability, or by Mr. Davidson for “good reason”, one sixth (1/6) of the shares subject to time-based vesting under the award agreement (the Davidson Time-Based Shares), or such lesser number of Davidson Time-Based Shares as then remain outstanding and unvested, will fully vest.
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
(30)    Represents an option to purchase common stock granted pursuant to the 2023 Inducement Plan on September 12, 2023, which vests 25% on September 11, 2024 and vests in equal monthly installments on the 11th day of the month over a period of 36 months thereafter, generally subject to Ms. Potter’s continued employment through each applicable vesting date.

Named Executive Officer Employment Arrangements

We have entered into employment agreements or confirmatory offer letters setting forth the material terms and conditions of employment for certain of Sonder’s named executive officers, as described below.

Francis Davidson

Legacy Sonder entered into a confirmatory offer letter with Mr. Davidson, its former CEO, on September 14, 2021. Mr. Davidson’s offer letter provides for an annual base salary and eligibility to participate in Sonder’s employee benefit plans. Mr. Davidson’s annual base salary was increased to $550,000 in March 2025.

On June 24, 2025, Sonder and Mr. Davidson entered into a Separation Agreement and Release (the “Separation Agreement”). The Separation Agreement provides that, subject to the terms of the Separation Agreement, Mr. Davidson will receive: (i) cash payments in the aggregate amount of $2,200,000, less applicable withholdings (which amount is consistent with the amount of the “Cash Severance Benefit” Mr. Davidson otherwise would be eligible to receive under the Company’s Key Executive Change in Control and Severance Plan, dated October 7, 2021 (the “2021 Severance Plan”), payable in installments on the terms set forth in the Separation Agreement, (ii) additional cash payments in the aggregate amount of $32,730.51, less applicable withholdings (which amount is consistent with the amount of the “In-Lieu of COBRA Benefit” Mr. Davidson otherwise would be eligible to receive under the 2021 Severance Plan), payable in installments on the terms set forth in the Separation Agreement, (iii) full vesting acceleration of 74,492 early exercised shares subject to the performance-based option granted to Mr. Davidson on November 15, 2019, (iv) continued eligibility to vest in (A) up to 163,607 shares subject to time‑based RSUs granted on March 5, 2025, and (B) up to 280,468 shares subject to performance-based RSUs granted on March 5, 2025, for which the performance-based condition but not the time-based condition was achieved as of the date on which Mr. Davidson’s employment effectively terminated, in each case, on the terms set forth in the Separation Agreement, and (v) an additional cash payment in the amount of $15,000, less applicable withholdings, for fees incurred in connection with his Separation Agreement.

Dominique Bourgault

Mr. Bourgault entered into an offer letter with Sonder on February 23, 2023 in connection with his appointment as the Company’s Chief Financial Officer, effective March 6, 2023. Mr. Bourgault’s offer letter provided for (i) an annual base salary of $495,000, (ii) an initial grant of options to purchase 137,051 shares of common stock, which was granted on March 16, 2023, vesting over four years (vesting 25% after a one-year cliff and monthly thereafter), subject to Mr. Bourgault’s continued service, (iii) participation in the 2021 Severance Plan, and (iv) eligibility to participate in Sonder’s employee benefit plans. Mr. Bourgault resigned from the Company effective December 2, 2024. Following his resignation, all unvested options were cancelled and vested options are exercisable until the one-year anniversary of his resignation.

Martin Picard

Legacy Sonder entered into an employment agreement with Mr. Picard, its Chief Real Estate Officer, which was effective on February 10, 2020. Mr. Picard’s offer letter provides for an annual base salary and eligibility to participate in Sonder’s employee benefit plans. Mr. Picard’s annual base salary was increased to $480,000 in March 2025.

Katherine E. Potter

Ms. Potter entered into an offer letter with Sonder on August 21, 2023 in connection with her appointment as the Company’s General Counsel, effective September 11, 2023. Ms. Potter’s offer letter provides for (i) an annual base salary of $450,000, (ii) an initial grant of options to purchase 1,200,000 shares of common stock, which was granted on September 12, 2023, vesting over four years (vesting 25% after a one-year cliff and monthly thereafter), subject to Ms. Potter’s continued service, (iii) participation in the Company’s 2023 Key Executive Change in Control and Severance Plan, dated September 12, 2023 (the “2023 Severance Plan” and together with the 2021 Severance Plan, the “Severance Plans”), and (iv) eligibility to participate in Sonder’s employee benefit plans. Ms. Potter resigned from the Company effective November 22, 2024. Following her resignation, all unvested options were cancelled and vested options are exercisable until the one-year anniversary of her resignation.

Michael Hughes

Mr. Hughes entered into an offer letter with Sonder on January 14, 2025 in connection with his appointment as the Company’s Chief Financial Officer, effective January 22, 2025. Mr. Hughes’ offer letter provided for (i) an annual base salary of $495,000, (ii) eligibility for an annual cash bonus plan with a target amount equal to 75% of base salary, (iii) an initial grant of 1,211,000 RSUs (30% subject to service conditions and 70% subject to performance and service conditions), which have not been granted and will be subject to Mr. Hughes’ continued service, (iv) participation in the 2023 Severance Plan, and (v) eligibility to participate in Sonder’s employee benefit plans.

Janice Sears

Ms. Sears entered into an offer letter with Sonder in connection with her appointment as the Company’s Interim Chief Executive Officer, effective June 24, 2025. Ms. Sears’ offer letter provides that, subject to the terms of the offer letter, Ms. Sears will receive during the period she serves as Interim Chief Executive Officer (which is not expected to exceed six months) (the “Term”), base salary in an amount equal to $60,000 per month, less applicable withholdings. Additionally, Ms. Sears will be eligible to receive the following equity awards, each under and subject to the terms of the 2021 Equity Incentive Plan and an award agreement thereunder:

•shortly following the commencement of the Term, an award of RSUs covering a number of shares of Sonder common stock having an approximate value of $175,000 (the “Sign-On RSUs”). The Sign-On RSUs will vest on the earlier of (A) the first anniversary of the date of grant, or (B) the date of the next annual meeting of Sonder’s stockholders following the date of grant, in each case, subject to Ms. Sears’s continued service to Sonder (or a subsidiary) through such date. The Sign-On RSUs will fully vest as of immediately prior to the consummation of a Change in Control (as defined in the 2021 Equity Incentive Plan), subject to Ms. Sears’s continued service to Sonder (or a subsidiary) through such date.
•an award of RSUs covering a number of shares having a value approximately equal to the product of (A) $66,667, multiplied by (B) the number of months for which she serves as Interim Chief Executive Officer (with proportionate proration for the final month of service as Interim Chief Executive Officer) (the “New Hire RSUs”). The New Hire RSUs will vest on the first anniversary of the end of the Term, subject to Ms. Sears’s continued service to Sonder (or a subsidiary) through such date. This award is expected to be granted shortly following the end of the Term unless, during the Term, she is terminated for “cause” (as defined in the offer letter).

During the Term, Ms. Sears will not be eligible to receive compensation in respect of her service as a director of Sonder (including under Sonder’s Outside Director Compensation Policy) and she will not be eligible to participate in either of the Severance Plans.

Sonder Executive Officer Severance Plans

Our named executive officers participate in either our 2021 Severance Plan or our 2023 Severance Plan. The Severance Plans provide for the payment of specified severance pay and other benefits to eligible participants who incur qualifying terminations of employment and satisfy the terms and conditions of the Severance Plans.

The 2023 Severance Plan applies to eligible participants on or after May 1, 2023, including Ms. Potter and Mr. Hughes. The 2021 Severance Plan applies to eligible participants prior to May 1, 2023, including Messrs. Davidson, Bourgault, and Picard. The Severance Plans generally provide for a lump sum cash payment equal to an amount specified in the participant’s participation agreement, a lump sum cash payment in lieu of the continuation of healthcare coverage, and the acceleration of vesting for outstanding and unvested equity awards (collectively, the “Severance Benefits”). The Severance Benefits are subject to a qualifying termination of employment and an effective separation and release of claims agreement.

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

Directors who are employees of the Company do not receive additional compensation for their service as directors. The Board has adopted a compensation policy that governs the cash and equity compensation for our non-employee directors, which was amended in September 2023, May 2024, and December 2024 (as amended from time to time, the “Outside Director Compensation Policy”). The Outside Director Compensation Policy was developed with input from independent compensation consultants regarding practices and compensation levels at comparable companies and is designed to attract, retain, and reward non-employee directors. Under the Outside Director Compensation Policy, each of our non-employee directors receives the cash and equity compensation for services described below. We also reimburse our non-employee directors for reasonable, customary, and documented travel expenses to Board or committee meetings.

The Outside Director Compensation Policy provides for a maximum annual limit of $750,000 of aggregate compensation (cash retainers, fees, and equity awards) that may be paid, issued, or granted to a non-employee director in any fiscal year, and this limit is increased to $1,000,000 in an individual’s first year of service as a non-employee director. For purposes of this limitation, the value of equity awards is based on the grant date fair value (determined in accordance with GAAP). Any cash compensation paid or equity awards granted to a person for their services as an employee, or for their services as a consultant (other than as a non-employee director), does not count towards such limitation. The maximum limit does not reflect the intended size of any potential compensation or equity awards to our non-employee directors.

The Outside Director Compensation Policy has been amended as follows:
•September 2023 - reduced the grant date fair value of an initial award of RSUs (the “Initial Award”) from $320,000 to $160,000.
•May 2024 - increased the annual cash retainer payable to the Lead Independent Director from $15,000 to $35,000.
•December 2024 - (i) increased the annual cash retainer payable to each non-employee director from $35,000 to $65,000, (ii) removed the annual cash retainer payable to members of the committees, (iii) increased the annual cash retainer payable to the Board Chair (previously the Independent Lead Director) from $35,000 to $50,000, (iv) increased the annual cash retainer payable to the chair of each committee, (v) established the annual cash retainer payable to the Investment Committee Chair as $20,000, (vi) reduced the grant date fair value of the Annual Award (as described below) from $160,000 to $125,000, and (vii) removed the Initial Award.

Cash Compensation

Our non-employee directors are entitled to receive the following in cash compensation for their services under the Outside Director Compensation Policy:

•$65,000 per year for service as a board member;
•$50,000 per year for service as a board chair ($35,000 for service as the Independent Lead Director per year prior to December 31, 2024);
•$25,000 per year for service as chair of the Audit Committee;
•$20,000 per year for service as chair of the Compensation Committee ($12,000 per year prior to December 31, 2024);
•$20,000 per year for service as chair of the Investment Committee;
•$15,000 per year for service as chair of the Nominating Committee ($8,000 per year prior to December 31, 2024); and
•$1,500 per year for each meeting to the extent the Board or any of its committees meets more than eight times per year.

All cash payments to non-employee directors are paid quarterly in arrears on a pro-rated basis.

Equity Compensation

Annual Award

Each non-employee director, other than the excluded directors and the Board Chair, automatically receives, on the date of each annual meeting of our stockholders, an annual award of restricted stock units (an “Annual Award”) covering a number of shares of our Common Stock having a grant date fair value (determined in accordance with GAAP) of $125,000; provided that the first Annual Award granted to an individual following his or her initial election to the Board as a non-employee director will have a grant date fair value equal to the product of (A) $125,000 multiplied by (B) a fraction, (i) the numerator of which is equal to the number of calendar months in which the non-employee director first became a non-employee director and ending with the calendar month in which the first annual meeting following such calendar month occurs, and (ii) the denominator of which is 12; and provided further that any resulting fraction will be rounded down to the nearest whole share. The Board Chair will be granted an Annual Award covering a number of shares of our Common Stock having a grant date fair value (determined in accordance with GAAP) of $175,000. Each Annual Award will be scheduled to vest in full on the earlier of (i) the one-year anniversary of the grant date, or (ii) the date of the next annual meeting of our stockholders following the grant date, in each case, subject to the non-employee director continuing to be a non-employee director through the applicable vesting date. A non-employee director that is not independent in accordance with the applicable rules of the Nasdaq and the SEC will be paid fifty percent of the equity compensation such non-employee director would otherwise receive.

In the event of a “change in control” (as defined in the 2021 Equity Incentive Plan), each non-employee director will fully vest in their outstanding company equity awards immediately prior to the consummation of the change in control, provided that the non-employee director continues to be a non-employee director through such date.

2024 Director Compensation Table

The following table lists actual compensation paid to each of our non-employee directors for the year ended December 31, 2024. Mr. Davidson, our former CEO, did not receive additional compensation for his service as a director. All compensation paid to Mr. Davidson is reported in the “Summary Compensation Table” appearing earlier in this Annual Report.

Due to the Affected Financial Statements, the Company’s Form S-8 was no longer effective and could not be relied upon for the issuance of equity. Therefore, our non-employee directors did not receive any equity awards in the year ended December 31, 2024.

Name(1)	Fees Earned or Paid in Cash ($)(2)	Total ($)
Nabeel Hyatt(3)	$—	$—
Frits Dirk van Paasschen	$48,738	$48,738
Janice Sears	$82,230	$82,230
Michelle Frymire	$73,765	$73,765
Prashant (Sean) Aggarwal	$51,230	$51,230
Sanjay Banker	$35,000	$35,000
Simon Turner	$45,131	$45,131

(1)    Each non-employee director had the following number of options and/or RSUs outstanding as of December 31, 2024:

Name	Options (#)	RSUs (#)
Nabeel Hyatt	—	—
Frits Dirk van Paasschen	10,424	12,517
Janice Sears	—	13,104
Michelle Frymire	—	15,193
Prashant (Sean) Aggarwal	—	15,031
Sanjay Banker	—	14,656
Simon Turner	—	26,622

(2)    Includes annual retainer, committee and chair fees and the lead independent director fee paid to our non-employee directors under the Outside Director Compensation Policy. Director fees are generally paid quarterly in arrears.
(3)    On December 31, 2024, Mr. Hyatt resigned from his position as a member of the Board, effective as of the same date.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners and Management

The following tables set forth certain information known to us regarding beneficial ownership of our voting securities as of July 7, 2025 by:

• each person known by us to be the beneficial owner of more than 5% of any class of our voting securities;
• each of our named executive officers;
• each of our directors; and
• all current executive officers and directors as a group.

Beneficial ownership is determined according to the rules of the SEC, which generally provide that a person has beneficial ownership of a security if they possess the sole or shared voting or investment power over that security, including options and warrants that are currently exercisable or exercisable within 60 days of July 7, 2025.

Percentage ownership of our voting securities is based on 13,308,481 shares of our common stock issued and outstanding and 60,113,000 shares of Series A Preferred Stock issued and outstanding, convertible into 24,872,000 shares of common stock (based on a conversion of $1.00, excluding accrued and unpaid dividends) issued and outstanding (after taking into account applicable beneficial ownership limitations as described above), assumes that none of the up to 725,000 shares of common stock in potential Earn Out Shares (as defined below) will be earned within 60 days of July 7, 2025 and are therefore excluded, and is adjusted for the Reverse Stock Split. In connection with the Business Combination, holders of Legacy Sonder’s common stock and certain other securityholders are entitled to receive their pro rata share of up to an aggregate of 725,000 additional shares of our common stock (after adjusting for the Reverse Stock Split, referred to as the “Earn Out Shares”) as consideration, if our common stock achieves certain benchmark share prices (each achievement of such a benchmark being referred to as a “Triggering Event”) as contemplated by the Agreement and Plan of Merger for the Business Combination. If no Triggering Event occurs prior to July 17, 2027, no Earn Out Shares will be issued.

Unless otherwise indicated, we believe that all persons named in the table below have sole voting and investment power with respect to all of the securities beneficially owned by them. To our knowledge, no shares beneficially owned by any executive officer or director have been pledged as security, other than certain shares of Sonder Canada Inc. (which are exchangeable into shares of common stock) held by Mr. Davidson, our former CEO, that are pledged to the Canada Revenue Agency as a security for payment of tax obligations. Unless otherwise indicated, the mailing address of each of person below is c/o Sonder Holdings Inc., 447 Sutter Street Suite 405 #542, San Francisco, CA 94108.

Principal Stockholders

Name of Beneficial Owner	Number of Shares of Common	Percentage of Shares of Common Stock	Number of Shares of Series A Preferred Stock	Percentage of Shares of Series A Preferred Stock	Percentage of Total Voting Power
5% stockholders
Polar Asset Management Partners Inc.(1)	500,000	3.8%	7,000,000	11.6%	4.4%
Francis Davidson(2)	761,147	5.7%	2,095,000	3.5%	3.8%
iNovia Growth Capital Inc.(3)	411,836	3.1%	5,000,000	8.3%	1.9%
Atreides Foundation Master Fund LP(4)	926,202	7.0%	19,000,000	31.6%	1.5%
Entities affiliated with Prashant Gupta(5)	450,000	3.4%	7,000,000	11.6%	*
Entities affiliated with BlackRock Inc.(6)	738,692	5.4%	—	—%	*
Directors and named executive officers
Janice Sears(7)	18,650	*	—	—%	*
Francis Davidson(2)	761,147	5.7%	2,095,000	3.5%	3.8%
Martin Picard(8)	221,631	1.7%	—	—%	*
Michael Hughes	—	—%	—	—%	—%
Dominique Bourgault(9)	64,055	*	—	—%	*
Katherine E. Potter(10)	17,500	*	—	—%	*
Prashant (Sean) Aggarwal(11)	15,032	*	—	—%	*
Sanjay Banker(12)	196,923	1.5%	100,000	*	*
Frits Dirk van Paasschen(13)	30,809	*	—	—%	*
Michelle Frymire(14)	15,192	*	—	—%	*
Simon Turner(15)	8,874	*	—	—%	*
Erin Wallace	—	—%	—	—%	—%
All directors and executive officers as a group (11 persons)(16)	1,586,169	11.9%	2,195,000	3.7%	*

* Represents less than 1% of our outstanding common stock, Series A Preferred Stock, or total voting power.
(1)    Consists of (a) 500,000 shares of common stock, and (b) 7,000,000 shares of Series A Preferred Stock held by Polar Asset Management Partners Inc., who disclaims any beneficial ownership of the reported shares other than to the extent of any pecuniary interest therein. The business address of Polar Asset Management Partners Inc. is 16 York Street, Suite 2900, Toronto, ON, Canada M5J 0E6.
(2)    Consists of (a) 574,079 shares of common stock held directly by Mr. Davidson, of which 74,942 shares are subject to a Company repurchase right that will terminate unless the Company achieves a stock price of $105.40 by November 15, 2026, (b) 371,069 shares of special voting common stock, (c) 670,198 shares of common stock subject to outstanding options which are exercisable within 60 days of July 7, 2025, (d) 116,870 shares of restricted stock units (“RSUs”) subject to vest within 60 days of July 7, 2025, and (e) 2,095,000 shares of Series A Preferred Stock held by Mr. Davidson. Mr. Davidson resigned from the Company on June 24, 2025.
(3)    Consists of (a) 306,897 shares of common stock, of which (i) 152,964 shares are owned directly by iNovia Growth Fund, L.P., (ii) 17,534 shares are owned directly by iNovia Growth Fund-A, L.P., (iii) 136,399 shares are owned directly by iNovia Growth SPV - Quebec, L.P., and (iv) 104,939 shares of common stock issuable upon the exchange of exchangeable shares of Sonder Canada Inc., a subsidiary of the Company, corresponding to 104,939 shares of special voting common stock, of which 95,835 shares are owned directly by iNovia Growth Fund, L.P. and 9,104 shares are owned directly by iNovia Growth Fund-A, L.P., (b) 5,000,000 shares of Series A Preferred Stock, of which 4,489,785 shares of Series A Preferred Stock are owned directly by iNovia Growth Fund, L.P. and 510,215 shares of Series A Preferred Stock are owned directly by iNovia Growth Fund-A, L.P., which are subject to a 9.9% beneficial ownership limitation, and (c) excludes 29,508 shares of common stock to be issued upon the achievement of certain share price targets, of which 17,826 shares, 1,909 shares and 9,773 shares will be issued to iNovia Growth Fund, L.P., iNovia Growth Fund-A, L.P. and iNovia Growth SPV - Quebec, L.P., respectively. iNovia Growth Capital Inc. is the general partner of each of iNovia Growth Fund, L.P., iNovia Growth Fund-A, L.P. and iNovia Growth SPV - Quebec, L.P., and may be deemed to share beneficial ownership of the shares of common stock of which each of iNovia Growth Fund, L.P., iNovia Growth Fund-A, L.P. and iNovia Growth SPV - Quebec, L.P. is the record owner. iNovia Growth Capital Inc. is the general partner of each of iNovia Growth Fund, L.P., iNovia Growth Fund-A, L.P. and iNovia Growth SPV - Quebec, L.P. In such capacities, iNovia Growth Capital Inc. may be deemed to beneficially own the securities owned directly by iNovia Growth Fund, L.P., iNovia Growth Fund-A, L.P. and iNovia Growth SPV - Quebec, L.P., but disclaims beneficial ownership of the securities reported herein except to the extent of its pecuniary interest therein. The address of the principal business office of iNovia Growth Capital Inc. is 3 Place Ville-Marie, Suite, 12350, Montreal, Quebec, Canada 1H3B 0E7.
(4)    Consists of (a) 926,202 shares of common stock, and (b) 19,000,000 shares of Series A Preferred Stock held by Atreides Foundation Master Fund LP (“Atreides”), which are subject to a 9.9% beneficial ownership limitation. Atreides Foundation Fund GP, LLC (as the General Partner of Atreides) and Gavin Baker (as the investment manager for Atreides) each had shared voting power and dispositive power with regards to such shares and may be deemed to beneficially own the securities owned directly by Atreides. The business address of each of the person and entities identified in this footnote is c/o Atreides Management, LP, One International Place, Suite 4410, Boston, MA 02110.
(5)    Consists of (a) 3,000,000 shares of Series A Preferred Stock held directly by NEEM 2020 Trust, and (b) 4,000,000 shares of Series A Preferred Stock held directly by RAASHI 2021 GST Trust, which are subject to a 4.9% beneficial ownership limitation. Prashant Gupta is the trustee of each entity and disclaims beneficial ownership of the shares held by each entity except to the extent of any pecuniary interest therein. The address for each of the persons and entities identified in this footnote is 26 Meadowview Drive Northfield, IL 60093.
(6)    Consists of (a) 461,050 shares of common stock, and (b) 277,642 shares of common stock upon exercise of certain warrant held by entities affiliated with BlackRock, Inc. The registered holders of the referenced shares to be registered are the following funds and accounts under management by subsidiaries of BlackRock, Inc.: BlackRock ESG Capital Allocation Term Trust; BlackRock Global Allocation Fund (Aust); BlackRock Capital Allocation Term Trust; BlackRock Global Allocation Fund, Inc.; BlackRock Global Long/Short Credit Fund of BlackRock Funds IV; BlackRock Strategic Income Opportunities Portfolio of BlackRock Funds V; BlackRock Strategic Global Bond Fund, Inc.; BlackRock Global Allocation Collective Fund; Strategic Income Opportunities Bond Fund; BlackRock Total Return Bond Fund; BlackRock Global Allocation Portfolio of BlackRock Series Fund, Inc.; BlackRock Global Allocation V.I. Fund of BlackRock Variable Series Funds, Inc.; Brighthouse Funds Trust II - BlackRock Bond Income Portfolio; BlackRock Total Return Fund of BlackRock Bond Fund, Inc.; LVIP BLACKROCK GLOBAL ALLOCATION FUND. BlackRock, Inc. is the ultimate parent holding company of such subsidiaries. On behalf of such subsidiaries, the applicable portfolio managers, as managing directors (or in other capacities) of such entities, and/or the applicable investment committee members of such funds and accounts, have voting and investment power over the shares held by the funds and accounts which are the registered holders of the referenced shares. Such portfolio managers and/or investment committee members expressly disclaim beneficial ownership of all shares held by such funds and accounts. The address of such funds and accounts, such subsidiaries and such portfolio managers and/or investment committee members is 50 Hudson Yards, New York, NY 10001. Shares shown include only the securities being registered for resale and may not incorporate all shares deemed to be beneficially held by the registered holders or BlackRock, Inc.
(7)    Consists of 18,650 shares of common stock held beneficially by Ms. Sears.
(8)     Consists of (a) 2,570 shares of common stock held beneficially by Mr. Picard, (b) 121,184 shares of common stock subject to outstanding options which are exercisable within 60 days of July 7, 2025, and (c) 97,877 shares of common stock subject to outstanding RSUs which will vest within 60 days of July 7, 2025.
(9)    Consists of (a) 5,000 shares of common stock held beneficially by Mr. Bourgault and (b) 59,055 shares of common stock subject to outstanding options which are exercisable within 60 days of July 7, 2025. Mr. Bourgault resigned from the Company effective December 2, 2024.
(10)    Consists of 17,500 shares of common stock subject to outstanding options which are exercisable within 60 days of July 7, 2025. Ms. Potter resigned from the Company effective November 22, 2024.
(11)    Consists of 15,032 shares of common stock held beneficially by Mr. Aggarwal.
(12)    Consists of (a) 14,657 shares of common stock held beneficially by Mr. Banker, (b) 182,266 shares of common stock subject to outstanding options which are exercisable within 60 days of July 7, 2025, and (c) 100,000 shares of Series A Preferred Stock.
(13)    Consists of (a) 20,385 shares of common stock held beneficially by Mr. van Paasschen, and (b) 10,424 shares of common stock subject to outstanding options which are exercisable within 60 days of July 7, 2025.
(14)    Consists of 15,192 shares of common stock held beneficially by Ms. Frymire.
(15)    Consists of 8,874 shares of common stock held beneficially by Mr. Turner.
(16)    Shares beneficially owned by all of our current directors and executive officers as a group include the shares described in footnotes 7, 8, and 11 through 15.
Equity Compensation Plan Information

In connection with the Business Combination, our stockholders approved the Management Equity Incentive Plan, the 2021 Equity Incentive Plan, and the 2021 Employee Stock Purchase Plan. We also assumed all outstanding awards under the Legacy Sonder 2019 Equity Incentive Plan (as amended from time to time) (the “Legacy 2019 Equity Incentive Plan”) and the Legacy Sonder Stock Option Plan dated February 25, 2015 (as amended and restated from time to time) (the “Legacy Stock Option Plan”), each of which had been previously approved by the stockholders of Legacy Sonder. Additionally, in January 2023, the Board adopted the 2023 Inducement Equity Incentive Plan, which was amended in August 2023 (the “2023 Inducement Plan”), to provide for inducement grants to new hires or re-hires as material inducements to their acceptance of employment with the Company which grants are intended to comply the exemption provided by Nasdaq Listing Rule 5635(c)(4).

The following table summarizes our equity compensation plan information as of December 31, 2024.

	(a) Number of securities to be issued upon exercise of outstanding options, warrants, and rights	(b) Weighted-average exercise price of outstanding options(3)	(c) Number of securities remaining available for issuance under equity compensation plans (excluding securities reflected in column (a))(4)(5)
Equity compensation plans approved by stockholders(1)	2,724,698	$27.88	8,749,463
Equity compensation plans not approved by stockholders(2)	173,323	$12.19	326,677

(1)     Includes options to purchase 296,341 shares of common stock outstanding under the Legacy Stock Option Plan, options to purchase 45,423 shares of common stock and 587 unvested restricted stock units outstanding under the Legacy 2019 Equity Incentive Plan, and options to purchase 1,614,540 shares of common stock and 236,398 unvested restricted stock units outstanding under the 2021 Equity Incentive Plan. This number also includes a maximum of 531,996 shares of common stock issuable pursuant to outstanding performance share awards under the 2021 Management Equity Incentive Plan.
(2)    Reflects options to purchase shares of common stock outstanding under the 2023 Inducement Plan.
(3)    Does not reflect shares of common stock underlying outstanding unvested restricted stock units or performance share awards included in column (a) because these units and awards have no exercise price.
(4)    Includes 8,092,529 shares of common stock available for future issuance under the 2021 Equity Incentive Plan, 193,004 shares of common stock available for future issuance under the 2021 Management Equity Incentive Plan, and 463,930 shares of common stock available for future issuance under the 2021 Employee Stock Purchase Plan.
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

Item 13. Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Party Transactions

Other than compensation arrangements for our directors and executive officers, which are described elsewhere in this Annual Report, the following is a description of each transaction since the beginning of the fiscal year ended December 31, 2024, and any currently proposed transaction in which:

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

Registration Rights Agreement

At the closing of the Business Combination on January 18, 2022, pursuant to the Merger Agreement, the (i) Company, (ii) the Sponsor, HRM Holdings II, LLC and Randall Bort, Michael Cramer and Joseph Gatto, who were GM II independent directors prior to the closing of the Business Combination (collectively, the “Initial Stockholders”) and (iii) those Legacy Sonder stockholders who are a party to that certain Voting and Support Agreement, dated April 29, 2021 (collectively, “Legacy Sonder Supporting Stockholders” and, together with the Company and the Initial Stockholders, the “Registration Rights Holders”) entered into a Registration Rights Agreement (the “Registration Rights Agreement”), pursuant to which the Registration Rights Holders are entitled to certain registration rights with respect to (a) any (1) outstanding share of common stock or any Private Placement Warrants held by the Sponsor and issued at the date of closing of the Company’s initial public offering, (2) shares of common stock issued upon the conversion of the 9,897,715 shares of Class F Stock held by the members of Sponsor, and 25,000 shares of Class F Stock held by each of the Initial Stockholders (after the forfeiture of 1,277,285 shares of Class F Stock by the Sponsor prior to the completion of the Business Combination) (the “Founder Shares”) and upon exercise of the Private Placement Warrants, (3) shares of common stock issued as Earn Out Shares or issuable upon the conversion of any Earn Out Shares, in each case, held by the stockholders of Legacy Sonder prior to the Business Combination, (4) common stock issued or issuable upon conversion of the convertible promissory notes issued by Legacy Sonder to certain purchasers pursuant to the Note Purchase Agreement, dated March 12, 2021, as amended (the “Legacy Sonder Convertible Notes”) or upon exercise of the warrants issued pursuant to the Note Purchase Agreement, dated on or about March 12, 2021 between Legacy Sonder and the other parties thereto and (5) any other equity security of the Company issued or issuable with respect to any such share of common stock referred to in the foregoing clauses “(1)” through “(4)” by way of a stock dividend or stock split or in connection with a combination of shares, recapitalization, merger, consolidation or other reorganization or otherwise, in each case held by such Registration Rights Holder, subject to certain limitations set forth in the Registration Rights Agreement.

Pre-Business Combination Relationships and Related Party Transactions of GM II

Registration Rights

Holders of the Founder Shares, Private Placement Warrants, and Public Warrants issued upon conversion of working capital loans, if any, have registration rights pursuant to the Registration Rights Agreement. The holders of these securities are entitled to make up to three demands that the Company register under the Securities Act the Public Warrants and the common stock underlying the Public Warrants and the Founder Shares. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed by the Company subsequent to its completion of the Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. However, the Registration Rights Agreement provides that Company will not permit any registration statement filed under the Securities Act to become effective until termination of the applicable lock-up period. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Earn Out Shares

In addition to the consideration paid at the closing of the Business Combination, holders of Legacy Sonder’s common stock, Series AA Common Exchangeable Preferred Shares of Sonder Canada Inc., and warrants of Legacy Sonder immediately prior to the effective time of the Business Combination (which holders include certain directors, officers and 5% holders of the Company’s capital stock) may receive their pro rata share of the Earn Out Shares as consideration as a result of the common stock achieving a Triggering Event certain benchmark share prices as contemplated by the Merger Agreement. If no Triggering Event occurs by July 17, 2027, no Earn Out Shares will be issued.

August 2024 Preferred Financing

On August 13, 2024, the Company entered into the August 2024 Preferred Financing. The sale of the Preferred Stock pursuant to the August 2024 Securities Purchase Agreements took place in two tranches, with the first tranche, comprised of approximately 14.7 million shares of Preferred Stock for an aggregate purchase price of approximately $14.7 million, closing on August 13, 2024 and the second tranche, comprised of approximately 28.6 million shares of Preferred Stock for an aggregate purchase price of approximately $28.6 million, closing on November 10, 2024 and upon the satisfaction of certain closing conditions set forth in the August 2024 Securities Purchase Agreements, including the Company filing its Annual Report on Form 10-K for the year ended December 31, 2023 and its Quarterly Reports on Form 10-Q for the fiscal quarters ended March 31, 2024 and June 30, 2024 (together, the “SEC Documents”). Following receipt of the 2024 Stockholder Approval, all 43.3 million shares of the Preferred Stock are convertible into shares of common stock.

The August 2024 Securities Purchase Agreements required the Company to hold a special meeting of stockholders within 30 calendar days of the filing of the SEC Documents for the purpose of obtaining the 2024 Stockholder Approval. The 2024 Stockholder Approval was obtained at the 2024 Special Meeting. The August 2024 Securities Purchase Agreements require the Company to file a registration statement under the Securities Act, within 30 calendar days of the filing of the SEC Documents with respect to the resale of shares of common stock receivable upon conversion of the Preferred Stock. The August 2024 Securities Purchase Agreements grant the August 2024 Purchasers the right to purchase up to 25% of any Subsequent Financing within the next five years. The August 2024 Purchasers are entitled to participate on a pro-rata basis (determined by their proportionate participation in the August 2024 Preferred Financing) at a purchase price equal to 75% of the purchase price of any other investor in such Subsequent Financing.

Affiliates of Atreides Management, LP, the beneficial owner of 9.1% of our common stock prior to the closing on August 13, 2024, Francis Davidson, the Company’s former CEO and a former member of the Board, and Sanjay Banker, a member of the Board, are parties to the August 2024 Securities Purchase Agreements, with commitments of approximately $15,000,000, $1,500,000, and $100,000, respectively, in the August 2024 Preferred Financing.

April 2025 Preferred Financing

On April 11, 2025, the Company entered into the April 2025 Preferred Financing. The sale of the Series A Preferred Stock pursuant to the April 2025 Securities Purchase Agreements took place on April 11, 2025. Following receipt of the 2025 Stockholder Approval, all 17.98 million shares of the Series A Preferred Stock are convertible into shares of common stock.

The April 2025 Securities Purchase Agreements require the Company to hold a special meeting of stockholders within 30 calendar days of the filing of this Annual Report on Form 10-K for the purpose of obtaining the 2025 Stockholder Approval. The Company obtained the 2025 Stockholder Approval at the 2025 Special Meeting of Stockholders. The April 2025 Securities Purchase Agreements require the Company to file a registration statement under the Securities Act, within 30 calendar days of the filing of this Annual Report on Form 10-K with respect to the resale of shares of common stock receivable upon conversion of the Series A Preferred Stock. The April 2025 Securities Purchase Agreements grant the April 2025 Purchasers the right to purchase up to 25% of any Subsequent Financing. The April 2025 Purchasers are entitled to participate on a pro-rata basis (determined by their proportionate participation in the April 2025 Preferred Financing) at a purchase price equal to 75% of the purchase price of any other investor in such Subsequent Financing.

Affiliates of Atreides Management, LP, the beneficial owner of more than 5% of our common stock, and Francis Davidson, the Company’s former CEO and a former member of the Board, are parties to the April 2025 Securities Purchase Agreements, with commitments of approximately $4,000,000 and $595,000, respectively, in the April 2025 Preferred Financing.

In connection with the April 2025 Preferred Financing, on April 11, 2025, the Company entered into the Voting Support Agreement with stockholders representing approximately 58% of the Company’s outstanding voting power prior to the April 2025 Preferred Financing, pursuant to which the stockholder parties thereto agreed to, among other things, vote in favor of a proposal to approve the issuance of the shares of Company’s common stock issuable upon conversion of the Series A Preferred Stock in accordance with Rule 5635 of The Nasdaq Stock Market LLC and a proposal to increase the number of authorized shares of the Company’s common stock to 210,921,255 shares. The Voting Support Agreement terminated in accordance with its term following the completion of the 2025 Special Meeting. Francis Davidson, the Company’s former CEO and a former member of the Board, was a party to the Voting Support Agreement.

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

To identify related person transactions in advance, the Company will rely on information supplied by the Company’s executive officers, directors, and certain significant stockholders.

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

The Related Person Transaction Policy grants standing pre-approval of certain transactions, including (1) certain compensation arrangements for our directors or executive officers, (2) transactions with another company at which a related person’s only relationship is as a non-executive employee, director or beneficial owner of less than 10% of that company’s shares, provided that the aggregate amount involved does not exceed the greater of $1,000,000 or 2% of such company’s total annual revenues and the transaction is on terms no less favorable than terms generally available to unaffiliated third parties under the same or similar circumstances, (3) charitable contributions by us to a charitable organization, foundation or university at which a related person’s only relationship is as a non-executive employee or director, provided that the aggregate amount involved does not exceed the greater of $1,000,000 or 2% of such organization’s total annual receipts, (4) transactions where a related person’s interest arises solely from the ownership of our common stock and all holders of our common stock received the same benefit on a pro rata basis, and (5) any indemnification or advancement of expenses made pursuant to our organizational documents or any agreement. In addition to our Related Person Transaction Policy, our Audit Committee charter provides that our Audit Committee shall review and approve or disapprove any related person transactions.

Director Independence

The Board has affirmatively determined that all of our directors, other than Messrs. Banker and Davidson due to their status as employees or former employees of the Company, have no relationship with the Company that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and that such individuals are independent directors within the meaning of the applicable Nasdaq listing standards and relevant securities and other laws, rules and regulations regarding the definition of “independent” (the “Independent Directors”). All members of the Audit Committee, the Nominating Committee, and the Compensation Committee are Independent Directors.

Item 14. Principal Accountant Fees and Services

The fees in the table below for the years ended December 31, 2024 and 2023 were paid to Deloitte & Touche LLP, the Company’s independent registered public accounting firm.

	Fiscal Year Ended December 31,
	2024	2023
Audit Fees(1)	$3,525,000	$4,350,315
Audit-Related Fees(2)	348,468	131,000
Tax Fees(3)	—	—
All Other Fees(4)	3,790	1,895
Total	$3,877,258	$4,483,210

(1) Audit fees for 2024 and 2023 include fees associated with the annual audit of our financial statements, reviews of quarterly financial information and the review of our Quarterly Reports on Form 10-Q and Annual Report on Form 10-K.
(2) Audit-related fees for 2024 and 2023 consisted of fees for professional services rendered in connection with the submission of our Registration Statement on Form S-8, as well as additional audit-related administrative fees.
(3) Deloitte & Touche LLP did not perform any tax compliance, tax advice or tax planning services in the fiscal years shown.
(4) All Other Fees in 2024 and 2023 included fees associated with products and services (online research tools) provided by Deloitte & Touche LLP.

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

		Incorporated by Reference
Exhibit No.	Exhibit	Form	File No.	Exhibit No.	Filing Date	Filed or Furnished Herewith

2.1	Agreement and Plan of Merger, dated as of April 29, 2021, by and among Gores Metropoulos II, Inc., Sunshine Merger Sub I, Inc., Sunshine Merger Sub II, LLC, and Sonder Holdings Inc.	8-K	001-39907	2.1	April 30, 2021

2.2	Amendment No. 1, dated as of October 27, 2021, by and among Gores Metropoulos II, Inc., Sunshine Merger Sub I, Inc., Sunshine Merger Sub II, LLC, and Sonder Holdings Inc.	8-K	001-39907	2.1	October 28, 2021

3.1	Amended and Restated Certificate of Incorporation of Sonder Holdings Inc.	8-K	001-39907	3.1	January 24, 2022

3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Sonder Holdings Inc.	8-K	001-39907	3.1	September 19, 2023
3.3	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Sonder Holdings Inc.	8-K	001-39907	3.1	October 1, 2024
3.4	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Sonder Holdings Inc.	8-K	001-39907	3.1	December 30, 2024
3.5	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Sonder Holdings Inc.	8-K	001-39907	3.1	June 11, 2025

		Incorporated by Reference
Exhibit No.	Exhibit	Form	File No.	Exhibit No.	Filing Date	Filed or Furnished Herewith
3.6	Certificate of Designation of Powers, Preferences and Rights of Series A Convertible Preferred Stock of Sonder Holdings Inc.	8-K	001-39907	3.1	August 19, 2024
3.7	Certificate of Amendment to Certificate of Designation of Powers, Preferences and Rights of Series A Convertible Preferred Stock of Sonder Holdings Inc.	8-K	001-39907	3.1	April 14, 2025

3.8	Amended and Restated Bylaws of Sonder Holdings Inc.	8-K	001-39907	3.1	November 30, 2022

4.1	Specimen Stock Certificate of the Company	8-K	001-39907	4.1	January 24, 2022

4.2	Specimen Warrant Certificate of the Company	S-1	333-251663	4.3	December 23, 2020

4.3	Warrant Agreement, dated as of January 22, 2021, by and among Gores Metropoulos II, Inc., Computershare Inc., and Computershare Trust Company, N.A.	8-K	001-39907	4.1	January 25, 2021

4.4	Form of Warrant Agreement, dated as of January 19, 20222, by and among Sonder Holdings Inc., Computershare Inc., and Computershare Trust Company, N.A.	S-1	333-262438	4.4	January 31, 2022
4.5	Warrant Agreement, dated as of June 10, 2024, by and between Sonder Holdings Inc., Computershare Inc., and Computershare Trust Company, N.A.	8-K	001-39907	10.3	June 11, 2024
4.6	Form of Warrant Agreement, dated as of December 30, 2024, by and among Sonder Holdings Inc., Computershare Inc., and Computershare Trust Company, N.A.	8-K	001-39907	4.1	December 30, 2024
4.7*	Form of Common Stock Purchase Warrant	8-K	001-39907	4.1	April 14, 2025

4.8	Description of Securities					X

10.1	Form of Existing Subscription Agreement	8-K	001-39907	10.1	April 30, 2021

10.2	Form of Amendment to Existing Subscription Agreement	8-K	001-39907	10.1	October 28, 2021

10.3	Form of New Subscription Agreement	8-K	001-39907	10.2	October 28, 2021

		Incorporated by Reference
Exhibit No.	Exhibit	Form	File No.	Exhibit No.	Filing Date	Filed or Furnished Herewith
10.4	Amended and Restated Registration Rights Agreement, by and among Sonder Holdings Inc. (f/k/a Gores Metropoulos II, Inc.), Gores Metropoulos Sponsor II, LLC, the Gores Holders and the Sonder Holders	8-K	001-39907	10.4	January 24, 2022

10.5#	Management Equity Incentive Plan	S-4	333-257726	10.4	July 7, 2021

10.6#	Form of Restricted Stock Unit Agreement under Management Equity Incentive Plan	8-K	001-39907	10.7	January 24, 2022

10.7#	Sonder Holdings Inc. 2021 Equity Incentive Plan	S-4/A	333-257726	10.8	December 13, 2021
10.8#	First Amendment to Sonder Holdings Inc. 2021 Equity Incentive Plan, effective December 23, 2024	8-K	001-39907	10.1	December 30, 2024

10.8#	Form of Option Agreement under 2021 Equity Incentive Plan	8-K	001-39907	10.9	January 24, 2022

10.9#	Form of Restricted Stock Unit Agreement under 2021 Equity Incentive Plan	8-K	001-39907	10.10	January 24, 2022
10.10#*	Form of Performance Stock Unit Agreement under 2021 Equity Incentive Plan					X

10.11#	Legacy Sonder 2019 Equity Incentive Plan	8-K	001-39907	10.11	January 24, 2022

10.12#	Form of Option Agreement under Legacy Sonder 2019 Equity Incentive Plan	8-K	001-39907	10.12	January 24, 2022

10.13#	Legacy Sonder Stock Option Plan	8-K	001-39907	10.13	January 24, 2022

10.14#	Sonder Holdings Inc. 2023 Inducement Equity Incentive Plan	8-K	001-39907	10.1	January 24, 2023

10.15#	Amendment No. 1 to Sonder Holdings Inc. 2023 Inducement Equity Incentive Plan	8-K	001-39907	10.1	August 24, 2023

10.16#	Form of Option Award Agreement under 2023 Inducement Equity Incentive Plan	8-K	001-39907	10.2	January 24, 2023

10.17#	Form of Restricted Stock Unit Agreement under 2023 Inducement Equity Incentive Plan	8-K	001-39907	10.3	January 24, 2023

10.18#	Key Executive Change in Control and Severance Plan and related forms of agreement	S-4/A	333-257726	10.7	October 18, 2021

		Incorporated by Reference
Exhibit No.	Exhibit	Form	File No.	Exhibit No.	Filing Date	Filed or Furnished Herewith
10.19#	2023 Key Executive Change in Control and Severance Plan	8-K	001-39907	10.1	September 12, 2023
10.20#	2021 Employee Stock Purchase Plan	S-4/A	333-257726	10.9	November 26, 2021

10.21#	Offer Letter from Sonder Holdings Inc. to Francis Davidson, dated September 14, 2021	S-4/A	333-257726	10.11	September 17, 2021

10.22#	Agreement between Dominique Bourgault and Sonder USA Inc., dated February 23, 2023	10-Q	001-39907	10.1	May 10, 2023
10.23#	Employment Agreement by and between Sonder USA Inc. and Martin Picard	8-K	001-39907	10.23	January 24, 2022
10.24#	Offer Letter between Sonder USA Inc. and Katherine Potter dated August 21, 2023					X
10.25#	Offer Letter between Sonder USA Inc. and Michael Hughes dated January 14, 2025					X

10.26#	Sonder Holdings Inc. Amended and Restated Outside Director Compensation Policy					X

10.27#	Form of Indemnification Agreement	8-K	001-39907	10.28	January 24, 2022
10.28	Note and Warrant Purchase Agreement, dated December 10, 2021, by and among Sonder Holdings Inc., BlackRock Financial Management, Inc. - Fixed Income Group, on behalf of funds and accounts under management and Senator Investment Group L.P.	S-4/A	333-257726	10.17	December 13, 2021

10.29	Omnibus Amendment, dated as of December 21, 2022, by and among Sonder Holdings Inc., Sonder Holdings LLC, Sonder USA Inc., Sonder Hospitality USA Inc., and Sonder USA, the guarantors party thereto, the investors listed on the signature pages thereto, and Alter Domus (US) LLC, as collateral agent	10-K	001-39907	10.29	March 16, 2023

		Incorporated by Reference
Exhibit No.	Exhibit	Form	File No.	Exhibit No.	Filing Date	Filed or Furnished Herewith
10.30	Second Omnibus Amendment, dated as of November 6, 2023, to Note and Warrant Purchase Agreement by and among Sonder Holdings Inc., Sonder Holdings LLC, Sonder USA Inc., and Sonder Hospitality USA Inc., the guarantors party thereto, the investors listed therein, and Alter Domus (US) LLC, as collateral agent	8-K	001-39907	10.2	November 9, 2023
10.31	Waiver, Forbearance and Third Amendment, dated as of June 10, 2024, by and among Sonder Holdings Inc., Sonder Holdings LLC, Sonder USA Inc., and Sonder Hospitality USA Inc., the guarantors party thereto, the investors listed on the signature pages thereto, and Alter Domus (US) LLC, as collateral agent	8-K	001-39907	10.1	June 11, 2024
10.32	Fourth Amendment to Note and Purchase Warrant Agreement, dated as of July 12, 2024, by and among Sonder Holdings Inc., Sonder Holdings LLC, Sonder USA Inc., and Sonder Hospitality USA Inc., the guarantors party thereto, the investors listed on the signature pages thereto, and Alter Domus (US) LLC, as collateral agent	8-K	001-39907	10.1	July 15, 2024

10.33	Fifth Amendment to Note and Purchase Warrant Agreement, dated as of August 13, 2024, by and among Sonder Holdings Inc., Sonder Holdings LLC, Sonder USA Inc., and Sonder Hospitality USA Inc., the guarantors party thereto, the investors listed on the signature pages thereto, and Alter Domus (US) LLC, as collateral agent	8-K	001-39907	10.1	August 19, 2024
10.34	Waiver, Consent and Sixth Amendment to Note Purchase Agreement dated as of April 11, 2025, by and among Sonder Holdings Inc., its subsidiaries party thereto, the investors party thereto and Alter Domus (US) LLC	8-K	001-39907	10.3	April 14, 2025

		Incorporated by Reference
Exhibit No.	Exhibit	Form	File No.	Exhibit No.	Filing Date	Filed or Furnished Herewith
10.35	Loan and Security Agreement dated as of December 21, 2022, between Silicon Valley Bank and the Borrowers listed on Schedule I thereto	10-K	001-39907	10.30	March 16, 2023

10.36	First Amendment to Loan and Security Agreement, dated as of April 28, 2023, by and among Sonder Holdings Inc., the other borrowers from time to time party thereto and Silicon Valley Bank, a division of First-Citizens Bank & Trust Company	8-K	001-39907	10.1	May 3, 2023

10.37	Second Amendment to Loan and Security Agreement, dated as of November 6, 2023, by and among Sonder Holdings Inc., the other borrowers from time to time party thereto and Silicon Valley Bank, a division of First-Citizens Bank & Trust Company	8-K	001-39907	10.1	November 9, 2023

10.38	Waiver and Third Amendment to Loan and Security Agreement, dated as of June 10, 2024, by and among Sonder Holdings Inc., the other borrowers from time to time party thereto and Silicon Valley Bank, a division of First-Citizens Bank & Trust Company	8-K	001-39907	10.2	June 11, 2024
10.39	Fourth Amendment to Loan and Security Agreement, dated as of July 12, 2024, by and among Sonder Holdings Inc., the other borrowers from time to time party thereto and Silicon Valley Bank, a division of First-Citizens Bank & Trust Company	8-K	001-39907	10.2	July 15, 2024
10.40	Fifth Amendment to Loan and Security Agreement, dated as of August 13, 2024, by and among Sonder Holdings Inc., the other borrowers from time to time party thereto and Silicon Valley Bank, a division of First-Citizens Bank & Trust Company	8-K	001-39907	10.2	August 19, 2024

		Incorporated by Reference
Exhibit No.	Exhibit	Form	File No.	Exhibit No.	Filing Date	Filed or Furnished Herewith
10.41	Waiver Agreement, dated as of September 26, 2024, by and among the Company, Sonder Holdings LLC, Sonder Group Holdings LLC, Sonder Technology Inc., Sonder Hospitality USA Inc., Sonder USA Inc., Sonder Hospitality Holdings LLC, Sonder Partner Co., Sonder Guest Services LLC and Silicon Valley Bank, a division of First-Citizens Bank & Trust Company.	10-K	001-39907	10.32	September 26, 2024
10.42	Waiver Agreement, dated as of October 28, 2024, by and among the Borrowers and Silicon Valley Bank, a division of First-Citizens Bank & Trust Company	8-K	001-39907	10.3	October 29, 2024
10.43*	Waiver, Consent and Sixth Amendment to Loan and Security Agreement, dated as of April 11, 2025, by and among Sonder Holdings Inc., its 99.1 104 subsidiaries party thereto and Silicon Valley Bank, a division of First-Citizens Bank & Trust Company	8-K	001-39907	10.4	April 14, 2025
10.44	Form of Securities Purchase Agreement	10-Q	001-39907	10.1	August 19, 2024
10.45*	Form of Securities Purchase Agreement	8-K	001-39907	10.1	April 14, 2025
10.46	Form of Voting Support Agreement	8-K	001-39907	10.2	April 14, 2025
10.47*	Form of Limited Waiver and Consent Agreement by and among the Company and the Preferred Stockholders party thereto	8-K	001-39907	10.1	October 29, 2024
10.48	Limited Waiver and Consent Agreement, dated as of October 28, 2024, by and among the Company, the Note Obligors, the Guarantors, the Investors party hereto and the Agent	8-K	001-39907	10.2	October 29, 2024
10.49*+	License Agreement, dated as of August 13, 2024, by and between Sonder Holdings Inc. and Marriott International, Inc., and Global Hospitality Licensing S.À R.L.	8-K	001-39907	10.5	August 19, 2024

19.1	Insider Trading Policy					X
21.1	Subsidiaries of the Registrant					X

23.1	Consent of Deloitte & Touche LLP					X

Incorporated by Reference
Exhibit No.	Exhibit	Form	File No.	Exhibit No.	Filing Date	Filed or Furnished Herewith
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

97.1	Compensation Recovery Policy as adopted on August 25, 2023	10-K	001-39907	97.1	September 27, 2024

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
_____________
#    Indicates management contract or compensatory plan or arrangement.
*    Certain information in the exhibits of schedules this agreement have been omitted pursuant to Item 601 of Regulation S-K. A copy of any omitted schedule will be furnished to the SEC upon request.

**     This certification is deemed not filed for purposes of section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act.
+    Certain identified information has been excluded from this exhibit because the Company does not believe it is material and is the type that the Company customarily treats as private and confidential. Redacted information is indicated by “[**]”.
Item 16. Form 10-K Summary

None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SONDER HOLDINGS INC.

By:	/s/ Michael Hughes
Name:	Michael Hughes
Title:	Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Janice Sears	Interim Chief Executive Officer and Director (Principal Executive Officer)	July 23, 2025
Janice Sears

/s/ Michael Hughes	Chief Financial Officer (Principal Financial Officer)	July 23, 2025
Michael Hughes

/s/ Rahul Thumati	Interim Chief Accounting Officer (Principal Accounting Officer)	July 23, 2025
Rahul Thumati

/s/ Sean Aggarwal	Director	July 23, 2025
Sean Aggarwal

/s/ Sanjay Banker	Director	July 23, 2025
Sanjay Banker

/s/ Michelle Frymire	Director	July 23, 2025
Michelle Frymire

/s/ Simon Turner	Director	July 23, 2025
Simon Turner

/s/ Frits van Paasschen	Director	July 23, 2025
Frits van Paasschen

/s/ Erin Wallace	Director	July 23, 2025
Erin Wallace