Form 10-K/A
period 2024-12-31
Sonder Holdings Inc.
filed 2025-08-06
CIK 1819395

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
DOCUMENTS INCORPORATED BY REFERENCE
None.

EXPLANATORY NOTE

On July 23, 2025, Sonder Holdings Inc. (the “Company”) filed with the Securities and Exchange Commission its Annual Report on Form 10-K for the year ended December 31, 2024 (the “Original Form 10-K”).

This Amendment No. 1 to Form 10-K (“Amendment”) of the Company is being filed solely to amend Item 15(a)(3) and Exhibit 23.1 to include an updated consent of Deloitte & Touche LLP, the Company’s independent registered public accounting firm, to include references to certain registration statements of the Company which were inadvertently omitted from the original consent filed.

This Amendment should be read in conjunction with the Original Form 10-K and includes only the portions of the Company’s Annual Report on Form 10-K being supplemented or amended by this Form 10-K/A. Other than as described in this explanatory note, this Amendment does not change any of the financial or other information set forth in the Original Form 10-K or the exhibits thereto. This Amendment does not reflect events that may have occurred subsequent to the filing of the Original Form 10-K.

PART IV
Item 15.    Exhibits and Financial Statement Schedules

(a) Exhibits: The exhibits listed in the accompanying index to the exhibits are filed or incorporated by reference as part of this Annual Report on Form 10-K.

		Incorporated by Reference
Exhibit No.	Exhibit	Form	File No.	Exhibit No.	Filing Date	Filed or Furnished Herewith

2.1	Agreement and Plan of Merger, dated as of April 29, 2021, by and among Gores Metropoulos II, Inc., Sunshine Merger Sub I, Inc., Sunshine Merger Sub II, LLC, and Sonder Holdings Inc.	8-K	001-39907	2.1	April 30, 2021

2.2	Amendment No. 1, dated as of October 27, 2021, by and among Gores Metropoulos II, Inc., Sunshine Merger Sub I, Inc., Sunshine Merger Sub II, LLC, and Sonder Holdings Inc.	8-K	001-39907	2.1	October 28, 2021

3.1	Amended and Restated Certificate of Incorporation of Sonder Holdings Inc.	8-K	001-39907	3.1	January 24, 2022

3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Sonder Holdings Inc.	8-K	001-39907	3.1	September 19, 2023
3.3	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Sonder Holdings Inc.	8-K	001-39907	3.1	October 1, 2024
3.4	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Sonder Holdings Inc.	8-K	001-39907	3.1	December 30, 2024
3.5	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Sonder Holdings Inc.	8-K	001-39907	3.1	June 11, 2025

3.6	Certificate of Designation of Powers, Preferences and Rights of Series A Convertible Preferred Stock of Sonder Holdings Inc.	8-K	001-39907	3.1	August 19, 2024
3.7	Certificate of Amendment to Certificate of Designation of Powers, Preferences and Rights of Series A Convertible Preferred Stock of Sonder Holdings Inc.	8-K	001-39907	3.1	April 14, 2025

3.8	Amended and Restated Bylaws of Sonder Holdings Inc.	8-K	001-39907	3.1	November 30, 2022

		Incorporated by Reference
Exhibit No.	Exhibit	Form	File No.	Exhibit No.	Filing Date	Filed or Furnished Herewith
4.1	Specimen Stock Certificate of the Company	8-K	001-39907	4.1	January 24, 2022

4.2	Specimen Warrant Certificate of the Company	S-1	333-251663	4.3	December 23, 2020

4.3	Warrant Agreement, dated as of January 22, 2021, by and among Gores Metropoulos II, Inc., Computershare Inc., and Computershare Trust Company, N.A.	8-K	001-39907	4.1	January 25, 2021

4.4	Form of Warrant Agreement, dated as of January 19, 20222, by and among Sonder Holdings Inc., Computershare Inc., and Computershare Trust Company, N.A.	S-1	333-262438	4.4	January 31, 2022
4.5	Warrant Agreement, dated as of June 10, 2024, by and between Sonder Holdings Inc., Computershare Inc., and Computershare Trust Company, N.A.	8-K	001-39907	10.3	June 11, 2024
4.6	Form of Warrant Agreement, dated as of December 30, 2024, by and among Sonder Holdings Inc., Computershare Inc., and Computershare Trust Company, N.A.	8-K	001-39907	4.1	December 30, 2024
4.7*	Form of Common Stock Purchase Warrant	8-K	001-39907	4.1	April 14, 2025

4.8	Description of Securities	10-K	001-39907	4.8	July 23, 2025

10.1	Form of Existing Subscription Agreement	8-K	001-39907	10.1	April 30, 2021

10.2	Form of Amendment to Existing Subscription Agreement	8-K	001-39907	10.1	October 28, 2021

10.3	Form of New Subscription Agreement	8-K	001-39907	10.2	October 28, 2021

10.4	Amended and Restated Registration Rights Agreement, by and among Sonder Holdings Inc. (f/k/a Gores Metropoulos II, Inc.), Gores Metropoulos Sponsor II, LLC, the Gores Holders and the Sonder Holders	8-K	001-39907	10.4	January 24, 2022

10.5#	Management Equity Incentive Plan	S-4	333-257726	10.4	July 7, 2021

		Incorporated by Reference
Exhibit No.	Exhibit	Form	File No.	Exhibit No.	Filing Date	Filed or Furnished Herewith
10.6#	Form of Restricted Stock Unit Agreement under Management Equity Incentive Plan	8-K	001-39907	10.7	January 24, 2022

10.7#	Sonder Holdings Inc. 2021 Equity Incentive Plan	S-4/A	333-257726	10.8	December 13, 2021
10.8#	First Amendment to Sonder Holdings Inc. 2021 Equity Incentive Plan, effective December 23, 2024	8-K	001-39907	10.1	December 30, 2024

10.8#	Form of Option Agreement under 2021 Equity Incentive Plan	8-K	001-39907	10.9	January 24, 2022

10.9#	Form of Restricted Stock Unit Agreement under 2021 Equity Incentive Plan	8-K	001-39907	10.10	January 24, 2022
10.10#*	Form of Performance Stock Unit Agreement under 2021 Equity Incentive Plan	10-K	001-39907	10.10	July 23, 2025

10.11#	Legacy Sonder 2019 Equity Incentive Plan	8-K	001-39907	10.11	January 24, 2022

10.12#	Form of Option Agreement under Legacy Sonder 2019 Equity Incentive Plan	8-K	001-39907	10.12	January 24, 2022

10.13#	Legacy Sonder Stock Option Plan	8-K	001-39907	10.13	January 24, 2022

10.14#	Sonder Holdings Inc. 2023 Inducement Equity Incentive Plan	8-K	001-39907	10.1	January 24, 2023

10.15#	Amendment No. 1 to Sonder Holdings Inc. 2023 Inducement Equity Incentive Plan	8-K	001-39907	10.1	August 24, 2023

10.16#	Form of Option Award Agreement under 2023 Inducement Equity Incentive Plan	8-K	001-39907	10.2	January 24, 2023

10.17#	Form of Restricted Stock Unit Agreement under 2023 Inducement Equity Incentive Plan	8-K	001-39907	10.3	January 24, 2023

10.18#	Key Executive Change in Control and Severance Plan and related forms of agreement	S-4/A	333-257726	10.7	October 18, 2021

10.19#	2023 Key Executive Change in Control and Severance Plan	8-K	001-39907	10.1	September 12, 2023
10.20#	2021 Employee Stock Purchase Plan	S-4/A	333-257726	10.9	November 26, 2021

10.21#	Offer Letter from Sonder Holdings Inc. to Francis Davidson, dated September 14, 2021	S-4/A	333-257726	10.11	September 17, 2021

		Incorporated by Reference
Exhibit No.	Exhibit	Form	File No.	Exhibit No.	Filing Date	Filed or Furnished Herewith
10.22#	Agreement between Dominique Bourgault and Sonder USA Inc., dated February 23, 2023	10-Q	001-39907	10.1	May 10, 2023
10.23#	Employment Agreement by and between Sonder USA Inc. and Martin Picard	8-K	001-39907	10.23	January 24, 2022
10.24#	Offer Letter between Sonder USA Inc. and Katherine Potter dated August 21, 2023	10-K	001-39907	10.24	July 23, 2025
10.25#	Offer Letter between Sonder USA Inc. and Michael Hughes dated January 14, 2025	10-K	001-39907	10.25	July 23, 2025

10.26#	Sonder Holdings Inc. Amended and Restated Outside Director Compensation Policy	10-K	001-39907	10.26	July 23, 2025

10.27#	Form of Indemnification Agreement	8-K	001-39907	10.28	January 24, 2022
10.28	Note and Warrant Purchase Agreement, dated December 10, 2021, by and among Sonder Holdings Inc., BlackRock Financial Management, Inc. - Fixed Income Group, on behalf of funds and accounts under management and Senator Investment Group L.P.	S-4/A	333-257726	10.17	December 13, 2021

10.29	Omnibus Amendment, dated as of December 21, 2022, by and among Sonder Holdings Inc., Sonder Holdings LLC, Sonder USA Inc., Sonder Hospitality USA Inc., and Sonder USA, the guarantors party thereto, the investors listed on the signature pages thereto, and Alter Domus (US) LLC, as collateral agent	10-K	001-39907	10.29	March 16, 2023
10.30	Second Omnibus Amendment, dated as of November 6, 2023, to Note and Warrant Purchase Agreement by and among Sonder Holdings Inc., Sonder Holdings LLC, Sonder USA Inc., and Sonder Hospitality USA Inc., the guarantors party thereto, the investors listed therein, and Alter Domus (US) LLC, as collateral agent	8-K	001-39907	10.2	November 9, 2023

		Incorporated by Reference
Exhibit No.	Exhibit	Form	File No.	Exhibit No.	Filing Date	Filed or Furnished Herewith
10.31	Waiver, Forbearance and Third Amendment, dated as of June 10, 2024, by and among Sonder Holdings Inc., Sonder Holdings LLC, Sonder USA Inc., and Sonder Hospitality USA Inc., the guarantors party thereto, the investors listed on the signature pages thereto, and Alter Domus (US) LLC, as collateral agent	8-K	001-39907	10.1	June 11, 2024
10.32	Fourth Amendment to Note and Purchase Warrant Agreement, dated as of July 12, 2024, by and among Sonder Holdings Inc., Sonder Holdings LLC, Sonder USA Inc., and Sonder Hospitality USA Inc., the guarantors party thereto, the investors listed on the signature pages thereto, and Alter Domus (US) LLC, as collateral agent	8-K	001-39907	10.1	July 15, 2024

10.33	Fifth Amendment to Note and Purchase Warrant Agreement, dated as of August 13, 2024, by and among Sonder Holdings Inc., Sonder Holdings LLC, Sonder USA Inc., and Sonder Hospitality USA Inc., the guarantors party thereto, the investors listed on the signature pages thereto, and Alter Domus (US) LLC, as collateral agent	8-K	001-39907	10.1	August 19, 2024
10.34	Waiver, Consent and Sixth Amendment to Note Purchase Agreement dated as of April 11, 2025, by and among Sonder Holdings Inc., its subsidiaries party thereto, the investors party thereto and Alter Domus (US) LLC	8-K	001-39907	10.3	April 14, 2025
10.35	Loan and Security Agreement dated as of December 21, 2022, between Silicon Valley Bank and the Borrowers listed on Schedule I thereto	10-K	001-39907	10.30	March 16, 2023

		Incorporated by Reference
Exhibit No.	Exhibit	Form	File No.	Exhibit No.	Filing Date	Filed or Furnished Herewith
10.36	First Amendment to Loan and Security Agreement, dated as of April 28, 2023, by and among Sonder Holdings Inc., the other borrowers from time to time party thereto and Silicon Valley Bank, a division of First-Citizens Bank & Trust Company	8-K	001-39907	10.1	May 3, 2023

10.37	Second Amendment to Loan and Security Agreement, dated as of November 6, 2023, by and among Sonder Holdings Inc., the other borrowers from time to time party thereto and Silicon Valley Bank, a division of First-Citizens Bank & Trust Company	8-K	001-39907	10.1	November 9, 2023

10.38	Waiver and Third Amendment to Loan and Security Agreement, dated as of June 10, 2024, by and among Sonder Holdings Inc., the other borrowers from time to time party thereto and Silicon Valley Bank, a division of First-Citizens Bank & Trust Company	8-K	001-39907	10.2	June 11, 2024
10.39	Fourth Amendment to Loan and Security Agreement, dated as of July 12, 2024, by and among Sonder Holdings Inc., the other borrowers from time to time party thereto and Silicon Valley Bank, a division of First-Citizens Bank & Trust Company	8-K	001-39907	10.2	July 15, 2024
10.40	Fifth Amendment to Loan and Security Agreement, dated as of August 13, 2024, by and among Sonder Holdings Inc., the other borrowers from time to time party thereto and Silicon Valley Bank, a division of First-Citizens Bank & Trust Company	8-K	001-39907	10.2	August 19, 2024

		Incorporated by Reference
Exhibit No.	Exhibit	Form	File No.	Exhibit No.	Filing Date	Filed or Furnished Herewith
10.41	Waiver Agreement, dated as of September 26, 2024, by and among the Company, Sonder Holdings LLC, Sonder Group Holdings LLC, Sonder Technology Inc., Sonder Hospitality USA Inc., Sonder USA Inc., Sonder Hospitality Holdings LLC, Sonder Partner Co., Sonder Guest Services LLC and Silicon Valley Bank, a division of First-Citizens Bank & Trust Company.	10-K	001-39907	10.32	September 26, 2024
10.42	Waiver Agreement, dated as of October 28, 2024, by and among the Borrowers and Silicon Valley Bank, a division of First-Citizens Bank & Trust Company	8-K	001-39907	10.3	October 29, 2024
10.43*	Waiver, Consent and Sixth Amendment to Loan and Security Agreement, dated as of April 11, 2025, by and among Sonder Holdings Inc., its 99.1 104 subsidiaries party thereto and Silicon Valley Bank, a division of First-Citizens Bank & Trust Company	8-K	001-39907	10.4	April 14, 2025
10.44	Form of Securities Purchase Agreement	10-Q	001-39907	10.1	August 19, 2024
10.45*	Form of Securities Purchase Agreement	8-K	001-39907	10.1	April 14, 2025
10.46	Form of Voting Support Agreement	8-K	001-39907	10.2	April 14, 2025
10.47*	Form of Limited Waiver and Consent Agreement by and among the Company and the Preferred Stockholders party thereto	8-K	001-39907	10.1	October 29, 2024
10.48	Limited Waiver and Consent Agreement, dated as of October 28, 2024, by and among the Company, the Note Obligors, the Guarantors, the Investors party hereto and the Agent	8-K	001-39907	10.2	October 29, 2024
10.49*+	License Agreement, dated as of August 13, 2024, by and between Sonder Holdings Inc. and Marriott International, Inc., and Global Hospitality Licensing S.À R.L.	8-K	001-39907	10.5	August 19, 2024

19.1	Insider Trading Policy	10-K	001-39907	19.1	July 23, 2025
21.1	Subsidiaries of the Registrant	10-K	001-39907	21.1	July 23, 2025

23.1	Consent of Deloitte & Touche LLP					X

		Incorporated by Reference
Exhibit No.	Exhibit	Form	File No.	Exhibit No.	Filing Date	Filed or Furnished Herewith
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	10-K	001-39907	31.1	July 23, 2025

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	10-K	001-39907	31.2	July 23, 2025

31.3	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.4	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	10-K	001-39907	32.1	July 23, 2025

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	10-K	001-39907	32.2	July 23, 2025

97.1	Compensation Recovery Policy as adopted on August 25, 2023	10-K	001-39907	97.1	September 27, 2024

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

Incorporated by Reference
Exhibit No.	Exhibit	Form	File No.	Exhibit No.	Filing Date	Filed or Furnished Herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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

Signature	Title	Date

/s/ Janice Sears	Interim Chief Executive Officer and Director (Principal Executive Officer)	August 5, 2025
Janice Sears

/s/ Michael Hughes	Chief Financial Officer (Principal Financial Officer)	August 5, 2025
Michael Hughes

/s/ Rahul Thumati	Interim Chief Accounting Officer (Principal Accounting Officer)	August 5, 2025
Rahul Thumati

/s/ Sean Aggarwal	Director	August 5, 2025
Sean Aggarwal

/s/ Sanjay Banker	Director	August 5, 2025
Sanjay Banker

/s/ Michelle Frymire	Director	August 5, 2025
Michelle Frymire

/s/ Simon Turner	Director	August 5, 2025
Simon Turner

/s/ Frits van Paasschen	Director	August 5, 2025
Frits van Paasschen

/s/ Erin Wallace	Director	August 5, 2025
Erin Wallace