Form 10-Q
period 2025-03-31
Sonder Holdings Inc.
filed 2025-08-25
CIK 1819395

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
FORM 10-Q
___________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
Yes ☐ No ☒
The registrant had 13,308,481 shares of common stock outstanding as of August 20, 2025.

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
•our license agreement with Marriott International, Inc. and Global Hospitality Licensing S.À R.L (together, “Marriott”) (the “Marriott Agreement”), the anticipated benefits of the Marriott Agreement, and other plans and expectations related to the Marriott relationship;
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
•the anticipated ratio of Occupied Nights to Bookable Nights (“Occupancy Rate”) and expectations about guests’ average length of stay;
•the anticipated growth in our portfolio of units that are available for guests to book (“Live Units”) and units for which we have signed real estate contracts but which are not yet available for guests to book (“Contracted Units”), including the anticipated scope and timing of any removals of units from our portfolio;
•anticipated seasonality and other variations in our results of operations from period-to-period, including statements about anticipated Revenue per Available Room (“RevPAR”) in specified periods; and
•other expectations, beliefs, plans, strategies, anticipated developments, and other matters that are not historical facts.

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

For a discussion of our risk factors, see the section entitled “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (the “Annual Report”), which is incorporated by reference into this Quarterly Report on Form 10-Q, and our subsequent filings with the SEC. Additional factors that could cause results or performance to differ materially from those expressed in our forward-looking statements are detailed in other filings we may make with the SEC, copies of which are available from us at no charge. Please consider our forward-looking statements in light of those risks as you read this report. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report on Form 10-Q. We cannot assure you that the results, events and circumstances reflected in the forward-looking statements will be achieved or occur, and actual results, events or circumstances could differ materially from those described in the forward-looking statements.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements
SONDER HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(in thousands)

	March 31, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$23,329	$20,786
Restricted cash	43,191	51,268
Accounts receivable, net of allowance of $17,155 and $14,587 at March 31, 2025 and December 31, 2024, respectively	8,526	13,918
Prepaid expenses	3,646	4,141
Other current assets	9,785	9,733
Total current assets	88,477	99,846
Property and equipment, net	4,383	5,933
Operating lease right-of-use (“ROU”) assets	920,727	1,013,854
Other non-current assets	19,142	17,544
Total assets	$1,032,729	$1,137,177

Liabilities, mezzanine equity and stockholders’ deficit
Current liabilities:
Accounts payable	$49,217	$33,724
Accrued liabilities	34,463	32,621
Taxes payable	22,890	22,224
Deferred revenue	101,068	71,729
Other current liabilities	7,155	5,513
Current portion of long-term debt	1,000	1,000
Current operating lease liabilities	168,751	171,736
Total current liabilities	384,544	338,547
Non-current operating lease liabilities	907,266	1,009,169
Long-term debt, net	226,161	217,236
Other non-current liabilities	8,070	8,113
Total liabilities	1,526,041	1,573,065

Commitments and contingencies (Note 12)

Mezzanine equity:
Series A redeemable convertible preferred stock: $0.0001 par value; 250,000,000 shares authorized at March 31, 2025 and December 31, 2024, 42,633,000 and 43,300,000 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	163,434	162,907

Stockholders’ deficit:
Common stock	1	1
Additional paid-in capital	978,855	977,112
Cumulative translation adjustment	4,161	7,360
Accumulated deficit	(1,639,763)	(1,583,268)
Total stockholders’ deficit	(656,746)	(598,795)
Total liabilities and stockholders’ deficit	$1,032,729	$1,137,177

See accompanying notes to unaudited condensed consolidated financial statements.

SONDER HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)
(in thousands, except share data)

	Three months ended March 31,
	2025	2024
Revenue	$118,856	$133,479
Costs and operating expenses:
Cost of revenue (excluding depreciation and amortization)	96,849	100,363
Operations and support	38,032	49,980
General and administrative	26,817	24,285
Research and development	3,938	4,671
Sales and marketing	15,322	19,249
Integration costs	1,539	—
Restructuring and other charges	—	2,592
Total costs and operating expenses	182,497	201,140
Loss from operations	(63,641)	(67,661)

Interest expense, net	9,449	7,323
Lease adjustment gains, net	(11,138)	(23,901)
Other income, net	(6,174)	(783)
Total non-operating income, net	(7,863)	(17,361)
Loss before income taxes	(55,778)	(50,300)
Provision for income taxes	717	187
Net loss	$(56,495)	$(50,487)

Basic and diluted net loss per common share	$(4.85)	$(4.58)

Other comprehensive loss:
Net loss	$(56,495)	$(50,487)
Change in foreign currency translation adjustment	(3,199)	(589)
Comprehensive loss	$(59,694)	$(51,076)

See accompanying notes to unaudited condensed consolidated financial statements.

SONDER HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in thousands)

	Three months ended March 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(56,495)	$(50,487)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,591	4,973
Stock-based compensation	2,269	3,009
Amortization of operating lease ROU assets	49,565	47,249
Lease adjustment gains, net	(11,138)	(23,901)
Gain on foreign exchange	(2,678)	(219)
Capitalization of paid-in-kind interest on long-term debt	7,975	6,432
Credit loss expense	2,568	(880)
Amortization of debt discounts and issuance costs	1,200	699
Other non-cash activities	(120)	228
Changes in:
Accounts receivable, net	2,931	634
Prepaid expenses	513	1,148
Other current and non-current assets	2,894	(1,867)
Accounts payable	15,259	5,319
Accrued liabilities	1,752	(82)
Taxes payable	(3,635)	2,424
Deferred revenue	29,297	20,359
Operating lease ROU assets and operating lease liabilities, net	(50,686)	(55,495)
Other current and non-current liabilities	1,585	148
Net cash used in operating activities	(4,353)	(40,309)
Cash flows from investing activities:
Purchase of property and equipment	(1,219)	(606)
Proceeds on the disposition of property and equipment	260	—
Capitalization of internal-use software	—	(110)
Net cash used in investing activities	(959)	(716)
Cash flows from financing activities:
Repayment of debt	(250)	(250)
Net cash used in financing activities	(250)	(250)
Effects of foreign exchange on cash	28	(344)
Net change in cash, cash equivalents, and restricted cash	(5,534)	(41,619)
Cash, cash equivalents, and restricted cash at beginning of period	72,054	136,497
Cash, cash equivalents, and restricted cash at end of period	$66,520	$94,878
See accompanying notes to unaudited condensed consolidated financial statements.

SONDER HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT (Unaudited)
Three months ended March 31, 2025
(in thousands, except share data)

	Common Stock		Post-Combination Exchangeable Common Stock		Additional Paid-in Capital	Accumulated Translation Adjustment	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount
Balance at December 31, 2024	11,041,999	$1	551,072	$—	$977,112	$7,360	$(1,583,268)	$(598,795)
Conversion of exchangeable stock	113	—	(113)	—	—	—	—	—
Vesting of restricted stock units, net of shares withheld for taxes	132,856	—	—	—	—	—	—	—
Preferred stock accretion to redemption value	—	—	—	—	3,239	—	—	3,239
Paid-in-kind dividend on preferred stock	—	—	—	—	(5,885)	—	—	(5,885)
Conversion of preferred stock	667,000	—	—	—	2,120	—	—	2,120
Stock-based compensation	—	—	—	—	2,269	—	—	2,269
Components of comprehensive loss:
Net loss	—	—	—	—	—	—	(56,495)	(56,495)
Change in cumulative translation adjustment	—	—	—	—	—	(3,199)	—	(3,199)
Balance at March 31, 2025	11,841,968	$1	550,959	$—	$978,855	$4,161	$(1,639,763)	$(656,746)

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
Basis of Financial Statement Presentation and Principles of Consolidation

The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”, “U.S. GAAP”, or “generally accepted accounting principles”). The condensed consolidated financial statements present the results of operations, financial position, and cash flows of the Company in accordance with consolidation accounting guidance. All intercompany balances and transactions have been eliminated in consolidation. The unaudited condensed consolidated balance sheet as of December 31, 2024 included herein was derived from the audited consolidated financial statements as of that date, but does not include all disclosures, including certain notes required by GAAP on an annual reporting basis. In management’s opinion, the unaudited condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the balance sheets and statements of operations and comprehensive loss, stockholders’ deficit, and cash flows for the interim periods, but are not necessarily indicative of the results of operations to be anticipated for the full fiscal year or any future period.

These unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes included in its Annual Report on Form 10-K for the year ended December 31, 2024, which was initially filed with the SEC on July 24, 2025.

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

Notice of Delisting

On April 24, 2025, the Company received a notice (the “10-K Notice”) from Nasdaq notifying the Company that, because the Company was delinquent in filing the 2024 Form 10-K, the Company no longer complies with Nasdaq Listing Rule 5250(c)(1) (the “Listing Rule”), which requires companies with securities listed on Nasdaq to timely file all required periodic reports with the SEC. On May 23, 2025, the Company received a notice (the “Q1 10-Q Notice” and together with the 10-K Notice, the “Notices”) from Nasdaq notifying the Company that, because the Company is delinquent in filing the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2025, the Company continues to not comply with the Listing Rule. The Notices had no immediate effect on the listing or trading of the Company’s common stock or Public Warrants on the Nasdaq Global Select Market.

In accordance with Nasdaq’s listing rules, the Company had 60 calendar days after the 10-K Notice to submit a plan of compliance (the “Plan”) to Nasdaq demonstrating the Company’s ability to regain compliance with the Listing Rule and Nasdaq has the discretion to grant the Company up to 180 calendar days from the due date of the 2024 Form 10-K, or October 13, 2025, to regain compliance. The Company submitted the Plan on June 23, 2025. The filing of our Annual Report on Form 10-K on July 23, 2025 cured the filing deficiency described in the 10-K Notice and the filing of this Quarterly Report on Form 10-Q cures the filing deficiency described in the Q1 10-Q Notice.

The Company received a notice from Nasdaq on August 20, 2025 related to the Company’s delinquency in filing its Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2025.

Going Concern

The accompanying condensed consolidated financial statements are prepared in accordance with general accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has a history of net losses and negative operating cash flows and expects to continue to incur additional losses in the future. Although the Company continues to pursue a strategy to realize improved operations, including anticipated improvements from integration through the Marriott Agreement (as defined below), the timing of realization cannot be guaranteed to ensure liquidity is available when needed to meet the Company’s obligations. The Company’s liquidity may be insufficient to meet its obligations for at least one year from the date of issuance of these financial statements, which raises substantial doubt about the Company’s ability to continue as a going concern.

Management’s plans to address the substantial doubt about the Company’s ability to continue as a going concern, as described above, include the following actions:

•engaging a financial advisor to assist in identifying and securing strategic alternatives and financing arrangements;
•continuing to focus on identifying and executing cost optimization initiatives,
•continuing to execute our portfolio optimization program to mitigate losses related to certain underperforming properties and to assess the Company’s portfolio of rents relative to current operations and existing market rents; and
•improving its financial performance through the potential to increase revenue by integrating with Marriott’s commercial engine and deliver costs savings.

There can be no assurances of the Company’s ability to realize these plans. As a result, these conditions raise substantial doubt about the Company’s ability to continue as a going concern for at least one year from the date of issuance of these financial statements.

Marriott Agreement

Under the Marriott Agreement, Marriott agreed to provide the Company with $15.0 million of Key Money (as defined in the Marriott Agreement) in two tranches by March 31, 2025. The Company received $7.5 million of Key Money on November 21, 2024. As discussed in Note 15, Subsequent Events, on April 11, 2025, the Company received the remaining $7.5 million of Key Money, completing the $15.0 million investment.

On August 5, 2025, the Company amended the Marriott Agreement to, among other things, defer certain fees and other amounts owed to Marriott by the Company under the Marriott Agreement, for a period of up to 12 months.

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

Use of Estimates

The preparation of consolidated financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, and the reported amounts of revenue and expense during the reporting periods. Examples of management’s estimates and assumptions include, but are not limited to, the fair value of share-based awards, estimated useful life of long-lived assets, allowance for credit losses, valuation of intellectual property and intangible assets, contingent liabilities, valuation allowance for deferred tax assets, ROU asset impairment valuation of the preferred stock issuance and valuation of non-routine complex transactions, such as recognition of the Earn Out Liability, SPAC Warrants (each as defined below) and forward contracts, among others. These estimates are based on information available as of the date of the condensed consolidated financial statements; therefore, actual results could differ from those estimates.

Integration Costs

The Company defines integration costs as costs incurred to integrate under the Marriott Agreement. These include costs incurred to integrate the Company’s portfolio of properties under the Marriott system, costs incurred to comply with certain Marriott standards, technology and systems costs related to the integration and various launch costs.

Supplemental Cash Flow Information

The following table shows supplemental cash flow information (in thousands):

	Three months ended March 31,
	2025	2024
Supplemental disclosures of cash flow information:
Cash paid for income taxes	$164	$35
Cash paid for interest	$319	$401
Supplemental disclosures of non-cash investing and financing activities
Accrued purchases of property and equipment	$—	$73
Operating ROU assets obtained in exchange for operating lease liabilities, net of adjustments(1)	$(60,063)	$(81,886)
Reconciliation of cash, cash equivalents, and restricted cash:
Cash and cash equivalents	$23,329	$40,761
Restricted cash	43,191	54,117
Cash, cash equivalents, and restricted cash at end of period	$66,520	$94,878
(1) Operating ROU assets declines and early lease termination gains are primarily related to the impact of lease terminations.

Reclassifications

Certain prior period amounts have been reclassified on our unaudited condensed consolidated statements of operations and comprehensive income and statements of cash flows to conform with our current period presentation.
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

The following table sets forth the Company’s total revenues disaggregated between direct and indirect (in thousands):

	Three months ended March 31,
	2025	2024
Direct revenue	$41,507	$58,254
Indirect revenue	77,349	75,225
Total revenue	$118,856	$133,479

No individual guest represented over 10% of revenues for the three months ended March 31, 2025 and 2024.

Three OTAs represented approximately 28%, 19%, and 15% of revenues for the three months ended March 31, 2025. Three OTAs represented approximately 25%, 17%, and 11% of revenues for the three months ended March 31, 2024.

No OTAs represented over 10% of the gross accounts receivable balance at March 31, 2025 and December 31, 2024.

Note 4. Balance Sheet Details

Other current assets

Other current assets consists of the following (in thousands):

	March 31, 2025	December 31, 2024
Non-income tax assets	7,785	8,150
Deposits due from landlords	841	539
Other current assets	1,159	1,044
Total other current assets	$9,785	$9,733

Other non-current assets

Other non-current assets consists of the following (in thousands):

	March 31, 2025	December 31, 2024
Long-term deposits due from landlords	$14,337	$12,813
Deferred tax assets	4,247	4,171
Debt issuance costs on undrawn credit facilities	194	259
Other non-current assets	364	301
Total other non-current assets	$19,142	$17,544

Accrued liabilities

Accrued liabilities consists of the following (in thousands):

	March 31, 2025	December 31, 2024
Accrued legal expenses	$23,617	$18,540
Accrued compensation	2,893	1,703
Accrued direct costs(1)	1,590	3,454
Accrued other liabilities	6,363	8,924
Total accrued liabilities	$34,463	$32,621
(1) Direct costs include utilities, maintenance, insurance, cleaning, and other expenses related to the Company’s properties.

Other non-current liabilities

Other non-current liabilities consists of the following (in thousands):

	March 31, 2025	December 31, 2024
Marriott key money liability	$7,250	$7,344
Other	820	769
Total other non-current liabilities	$8,070	$8,113

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

Preferred Stock Participation Right

As part of the August 2024 Securities Purchase Agreements, as described further in Note 7, Redeemable Preferred Stock, the Company recognized a liability for the preferred stock participation right of $1.3 million within other current liabilities in the condensed consolidated balance sheets as of March 31, 2025. The change in fair value of the participation right recognized from inception on August 13, 2024 through the quarter ended on March 31, 2025 was not significant.

SPAC Warrants

As part of Gores Metropoulos II, Inc.’s (“GMII”) initial public offering, GMII issued 9,000,000 public warrants (the “Public Warrants”) and 5,500,000 private placement warrants (the “Private Placement Warrants”), of which, every 20 warrants are exercisable for one share of common stock at a price of $230.00 per share (collectively, the “SPAC Warrants”).

Management has determined that the SPAC Warrants issued in GMII’s initial public offering, which remained outstanding at the consummation of the business combination of GMII with Sonder Operating Inc. f/k/a Sonder Holdings Inc. (the “Business Combination”) and became exercisable for shares of the Company’s common stock, are subject to accounting treatment as a liability. At the consummation of the Business Combination and at March 31, 2025, the Company used the Public Warrants stock price to value the Public Warrants.

At March 31, 2025, the SPAC Warrants were valued at $0.01 per warrant.

Refer to Note 9, Warrants and Stockholders’ Deficit, for additional information about the SPAC Warrants.

Earn Out Liability

In addition to the consideration paid at the consummation of the Business Combination, certain investors may receive their pro rata share of up to an aggregate of 725,000 additional shares of the Company’s common stock as consideration upon the common stock achieving certain benchmark share prices (the “Earn Out”), as set forth in the merger agreement (the “Merger Agreement”). Management has determined that the Earn Out is subject to accounting treatment as a liability (the “Earn Out Liability”).

At March 31, 2025 and December 31, 2024, the Earn Out Liability was not significant.

Delayed Draw Warrants

The fair value of the Delayed Draw Warrants (as defined in Note 6, Debt) was estimated by separating the Delayed Draw Notes (as defined in Note 6, Debt) into the debt and warrants components and assigning a fair value to each component. The value assigned to the debt component was the estimated fair value as of the issuance date of similar debt without the warrants. The value assigned to the Delayed Draw Warrants component was estimated using the Black-Scholes option-pricing model using Level 3 inputs and was considered to be non-recurring in nature, in accordance with ASC 820, Fair Value Measurement. The warrants component was recorded as a debt discount, which is amortized using the effective interest method over the period from the date of issuance through the maturity date. Upon consummation of the Business Combination, the fair value of the Delayed Draw Warrants was $5.6 million and was included in additional paid-in capital in the condensed consolidated balance sheets. As described in Note 6, Debt, in connection with the Third Notes Amendment to that certain Note and Warrant Purchase Agreement, dated as of December 10, 2021 (the “2021 Purchase Agreement”), the purchasers to the Note Purchasers Agreement (the “NPA Purchasers”) received New Delayed Draw Warrants and the previously issued Delayed Draw Warrants to the NPA Purchasers were canceled. In August 2024, all New Delayed Draw Warrants were exercised for cash.

NPA Waiver Obligation and NPA Waiver Warrants

In connection with the NPA Waiver (as defined in Note 6, Debt), the Company promised to issue shares or to deliver cash to the NPA Purchasers (as defined in Note 6, Debt) (the “NPA Waiver Obligation”). The Company accounted for the NPA Waiver Obligation as a liability classified instrument. Upon issuing the NPA Waiver Obligation, the fair value was $1.3 million.

Following approval of the Share Increase Proposal (as defined in the NPA Waiver) at the Company’s annual meeting of stockholders held on December 23, 2024 (the “2024 Annual Meeting”), on December 30, 2024, the Company issued warrants to the NPA Purchasers to purchase an aggregate of 500,000 shares of the Company’s common stock, each with an exercise of $0.01 (the “NPA Waiver Warrants”). The NPA Waiver Obligation was marked to fair value of $1.6 million immediately prior to the settlement of the obligation. Upon settlement of the obligation, the NPA Waiver Obligation was recharacterized as NPA Waiver Warrants, which are accounted for as liabilities. As of the effective date of December 30, 2024, the NPA Waiver Warrants can be exercised with no restrictions. As such, at March 31, 2025 and December 31, 2024, the Company’s stock price was used to value all NPA Waiver Warrants. The change in fair value of the NPA Waiver Warrants as of the effective date of December 30, 2024 through the quarter ended on December 31, 2024 was not significant. The change in the fair value of the NPA Waiver Warrants for the quarter ended on March 31, 2025 was $0.6 million.

Recurring Fair Value Measurements

At March 31, 2025, the Preferred Stock Participation Right (as defined in Note 7, Redeemable Preferred Stock) and NPA Waiver Warrants were included in other current liabilities in the condensed consolidated balance sheets. At March 31, 2025, the Earn Out Liability and Public Warrants liability were included in other non-current liabilities in the consolidated balance sheets. The following table presents fair value information for liabilities measured at fair value on a recurring basis as of March 31, 2025 (in thousands):

	Level 1	Level 3	Total
Preferred Stock Participation Rights	$—	$1,313	$1,313
NPA Waiver Warrants	995	—	995
Earn Out Liability	—	15	15
Public Warrants	203	—	203
Total liabilities measured at fair value	$1,198	$1,328	$2,526

At December 31, 2024, the Preferred Stock Participation Right and NPA Waiver Warrants were included in other current liabilities in the condensed consolidated balance sheets. At December 31, 2024, the Earn Out Liability and Public Warrants liability were included in other non-current liabilities in the condensed consolidated balance sheets. The following table presents fair value information for liabilities measured at fair value on a recurring basis as of December 31, 2024 (in thousands):

	Level 1	Level 3	Total
Preferred Stock Participation Rights(1)	$—	$1,284	$1,284
NPA Waiver Warrants(2)	1,585	—	1,585
Earn Out Liability	—	15	15
Public Warrants	203	—	203
Total liabilities measured at fair value	$1,788	$1,299	$3,087
(1) At inception, on August 13, 2024, the fair value of the Preferred Stock Participation Right was $1.3 million.
(2) At inception, on December 30, 2024 when the NPA Waiver Obligation was recharacterized as NPA Waiver Warrants, the fair value of the NPA Waiver Warrants were $1.6 million.

The following table represents changes in Level 3 liabilities measured at fair value on a recurring basis for the three months ended March 31, 2025 (in thousands):

Level 3
Beginning balance, at January 1, 2025	$1,299
Change in fair value of Preferred Stock Participation Right	29
Ending balance, at March 31, 2025	$1,328

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

There were no transfers of financial instruments between valuation levels during the three months ended March 31, 2025 and the year ended December 31, 2024.

Management estimates that the fair values of its cash equivalents, restricted cash, accounts receivable, prepaid expenses, other current assets, accounts payable, accrued liabilities, sales tax payable, deferred revenue and other current liabilities, approximates their carrying values due to the relatively short maturity of the instruments. The carrying value of the Company’s long-term debt approximates its fair value because it bears interest at a market rate and all other terms are also reflective of current market terms.

These assumptions are inherently subjective and involve significant management judgment. Any change in fair value is recognized as a component of other income, net, on the condensed consolidated statements of operations and comprehensive loss.

Note 6. Debt

Note Purchase Agreements

On December 10, 2021, the Company entered into the 2021 Purchase Agreement with NPA Purchasers for the sale of delayed draw notes in an aggregate of $165.0 million (the “Delayed Draw Notes”) to be available to the Company following the consummation of the Business Combination. The 2021 Purchase Agreement also provided for the issuance of warrants to purchase an aggregate of 123,750 shares of the Company’s common stock, with an exercise price of $250 per share (the “Delayed Draw Warrants”).

On June 10, 2024, the Company entered into a waiver and amendment to the 2021 Purchase Agreement (the “Third Notes Amendment”) to provide for (i) a permanent waiver of certain non-compliance relating to financial reporting, (ii) the limited forbearance of certain rights and remedies available under the transaction documents, (iii) the amendment of certain financial covenants, and (iv) additional commitments with an aggregate principal amount of $10.0 million. In addition, the NPA Purchasers also received detachable warrants (the “New Delayed Draw Warrants”) to purchase an aggregate of 475,264 shares of the Company’s common stock, each with an exercise price of $0.01 per share and an expiration date five years after the issuance date, and the previously issued Delayed Draw Warrants to the NPA Purchasers were canceled. The NPA Purchasers were also provided with customary registration rights for shares issuable upon exercise of the New Delayed Draw Warrants. Subsequently on June 10, 2024, the Company issued the $10.0 million of Delayed Draw Notes, together with the New Delayed Draw Warrants. In August 2024, all New Delayed Draw Warrants were exercised for cash. The Company used the proceeds from this issuance of Delayed Draw Notes and the exercise of the New Delayed Draw Warrants for general corporate purposes.

On July 12, 2024, the Company entered into an amendment to the 2021 Purchase Agreement to provide for additional commitments with an aggregate principal amount of up to $6.0 million issuable at the Company’s election. Subsequently on July 12, 2024, the Company issued the $6.0 million of Delayed Draw Notes. The Company used the proceeds from this issuance for general corporate purposes.

On August 13, 2024, the Company entered into an amendment to the 2021 Purchase Agreement to, among other things, (i) extend the maturity date of all outstanding Delayed Draw Notes to December 10, 2027, (ii) extend the Payment-in-Kind (“PIK”) interest payments through March 31, 2025, and at the option of the Delayed Draw Notes obligors further extend the PIK interest payments through December 31, 2026, and (iii) provide for additional commitments with an aggregate principal amount of up to $4.0 million. Subsequently on August 13, 2024, the Company issued the $4.0 million of Delayed Draw Notes. The Company used the proceeds from this issuance for general corporate purposes.

On October 28, 2024, the Company entered into a limited waiver and consent agreement (the “NPA Waiver”) to the 2021 Purchase Agreement to, among other things, provide for the Company’s commitment to, on the date that the Company files its Current Report on Form 8-K disclosing the voting results of the Company’s 2024 Annual Meeting, (1) if the Share Increase Proposal (as defined in the NPA Waiver) is approved at the 2024 Annual Meeting, issue warrants to the NPA Purchasers to purchase an aggregate of (A) 500,000 shares of the Company’s common stock, if the Company elects to issue warrants with an exercise price of $0.01 or (B) 625,000 shares of the Company’s common stock, if the Company elects to issue warrants with an exercise price of $1.00, or (2) if the Share Increase Proposal is not approved at the 2024 Annual Meeting, make a payment to the NPA Purchasers in the aggregate amount of $3.0 million. As a result of the NPA Waiver, the debt balances associated with the Delayed Draw Notes have been reclassified from current portion of long-term debt to long-term debt, net as of March 31, 2025 and December 31, 2024. Following approval of the Share Increase Proposal at the 2024 Annual Meeting, the Company issued warrants to the NPA Purchasers.

At both March 31, 2025 and December 31, 2024, the effective interest rate of the Delayed Draw Notes was 16.7%.

As discussed in Note 15, Subsequent Events, on August 5, 2025, the Company entered into a Note and Warrant Purchase Agreement (the “2025 Purchase Agreement”), with certain qualified institutional buyers or accredited investors (each a “2025 Purchaser” and, collectively, the “2025 Purchasers”), certain of whom are holders of shares of the Company’s Series A Preferred Stock, whereby the Company issued and sold $24.540 million of units (the “Units”), each comprised of (i) a senior secured promissory note (the “Investor Notes”) and (ii) a warrant to purchase shares of the Company’s common stock, par value $0.0001 per share (the “Common Stock”) at an exercise price of $1.50 per share (the “Warrants,” the shares underlying the Warrants, the “Warrant Shares”, and the offering of the Units, the “Financing”).

The Investor Notes mature on July 4, 2026 and accrue interest on the unpaid principal amount at a rate of 15.0% per annum, payable in kind quarterly in arrears. The Investor Notes are subject to mandatory redemption upon the occurrence of change of control events, certain asset sales and excess cash flow amounts, subject to certain exceptions. The Company may use the proceeds of the Investor Notes for working capital and general corporate purposes.

Loan Agreement

As discussed in Note 15, Subsequent Events, on August 5, 2025, the Company entered into a Loan Agreement (the “Loan Agreement”) with Marriott International, Inc. (“MI”), as administrative and collateral agent for the lenders, providing for senior secured notes (the “Lender Notes”) to evidence the replacement, on a cashless basis and for a period of up to 12 months, of certain fees and other amounts (the “Roll-Up Payments”) owed to MI by the Company pursuant to the Third Amendment described further below.

The Lender Notes mature on July 4, 2026 and accrue interest on the unpaid principal amount at a per annum rate equal to the prime rate, plus 3.00%, payable in kind monthly in arrears. The Lender Notes are subject to mandatory prepayment upon the occurrence of change of control events, certain asset sales and excess cash flow amounts, subject to certain exceptions. The Lender Notes are guaranteed by the Company’s domestic subsidiaries and are secured by substantially all of the assets of the Company and its domestic subsidiaries on a pari passu basis and rank pari passu in right of payment to the Investor Notes. The Lender Notes and related liens will rank senior in right of payment and lien priority to the 2021 Notes (defined below). The Company may use the proceeds of the Lender Notes for paying the Roll-Up Payments and general corporate purposes.

The Loan Agreement includes customary events of default, including, among others, payment defaults, material breach of representations and warranties, breach of covenants, cross-default to other indebtedness, judgment defaults and bankruptcy and insolvency defaults, as well as an event of default if the Company fails to raise gross proceeds of at least $32.5 million from capital sources by November 15, 2025. The occurrence of an event of default could result in the acceleration of the Company’s obligations under the Lender Notes, an increase in the rate of interest and the lenders’ exercise of certain other rights and remedies provided for under the Loan Agreement, the other transaction documents and applicable law.

On April 11, 2025, the Company received the remaining $7.5 million of Key Money under the Marriott Agreement, completing the $15.0 million investment.

Equipment Financing Agreement

On July 25, 2023, the Company entered into a master equipment financing agreement (the “EFA”), which is accounted for as debt under ASC 470. In accordance with the EFA, the Company received approximately $3.0 million in exchange for conveying an interest in certain furniture, fixtures, and equipment (the “FF&E”). The EFA contains customary terms and events of default and provides for 12 quarterly payments with an effective interest rate of approximately 12.8% at both March 31, 2025 and December 31, 2024, which includes a balloon payment at the end of the term. The EFA terminates in July 2026. Upon maturity, all interest in the FF&E will revert back to the Company.

Long term debt, net consisted of the following (in thousands):

	March 31, 2025	December 31, 2024
Delayed Draw Notes Purchase Agreement, including capitalized PIK interest	$237,977	$229,996
EFA	1,250	1,500
Less: debt discount related to NPA Waiver Obligation, net of amortization	(1,158)	(1,272)
Less: debt discount related to Delayed Draw Warrants, net of amortization	(3,880)	(4,263)
Less: unamortized deferred issuance costs	(7,028)	(7,725)
Total debt, net	$227,161	$218,236
Less: current portion of long-term debt	(1,000)	(1,000)
Total long-term debt, net	$226,161	$217,236

At both March 31, 2025 and December 31, 2024, the current portion of long-term debt consisted of $1.0 million in principal on the EFA.

2022 Loan and Security Agreement

On December 10, 2022, the Company entered into a loan and security agreement with Silicon Valley Bank (“SVB”) (now, a division of First Citizens Bank & Trust Company) (the “2022 Loan and Security Agreement”) for a revolving line of credit in an aggregate principal balance of $60.0 million with a maturity date of December 21, 2025. The facility may be utilized for revolving loans or letter of credit issuances subject to the terms of the 2022 Loan and Security Agreement. As of March 31, 2025, all letters of credit under this facility are fully cash collateralized, and as a result, the Company may not draw against the facility pursuant to the terms of the agreement. The 2022 Loan and Security Agreement includes: (i)(x) a letter of credit fee for each letter of credit equal to 1.5% per annum of the dollar equivalent of the face amount of each letter of credit issued and (y) a letter of credit fronting fee equal to 0.25% per annum of the dollar equivalent of the face amount of each letter of credit issued, and (ii) an unused revolving line fee equal to 0.25% per annum of the average unused portion of the revolving line of credit.

On April 28, 2023, the Company amended the 2022 Loan and Security Agreement to, among other things, (i) reduce the required cash holdings account balances in the Company’s operating accounts, securities accounts, and depository accounts at or through SVB or its affiliates, (ii) amend the minimum consolidated adjusted EBITDA financial covenant, and (iii) provide additional flexibility to the Company under certain of the negative covenants in the agreement.

On November 6, 2023, the Company amended the 2022 Loan and Security Agreement to (i) remove the adjusted quick ratio financial covenant to which the Company was previously subject, (ii) update certain financial reporting requirements, (iii) reduce the letter of credit sublimit from $60.0 million to $45.0 million, and (iv) permit a prepayment of the Delayed Draw Notes.

On July 12, 2024, the Company amended the 2022 Loan and Security Agreement to obtain (i) consent by SVB to enter into the Fourth Notes Amendment and (ii) consent to the incurrence by the Company of up to $6.0 million of additional Delayed Draw Notes.

On August 13, 2024, the Company amended the 2022 Loan and Security Agreement to obtain consent by SVB to allow the Company to incur up to $4.0 million of additional Delayed Draw Notes and to enter into the August 2024 Securities Purchase Agreements.

At March 31, 2025, the Company was in compliance with all financial covenants related to the 2022 Loan and Security Agreement, as amended. Additionally, at March 31, 2025, there were no revolving borrowings outstanding under the 2022 Loan and Security Agreement. Outstanding letters of credit at March 31, 2025 and December 31, 2024 were permitted under the 2022 Loan and Security Agreement and totaled $40.6 million and $48.3 million, respectively.

As discussed in Note 15, Subsequent Events, on April 11, 2025, the Company entered into the SVB Amendment, by and among the Company, certain of its domestic subsidiaries party thereto, as co-borrowers (together with the Company, the “Borrowers”), and SVB, as lender, which amends the 2022 Loan and Security Agreement. Among other things, the SVB Amendment provides for (i) certain waivers in connection with the consummation of the transactions contemplated by the April 2025 Securities Purchase Agreements, (ii) the reduction of the revolving line of credit from $60.0 million to $35.0 million and the reduction of the letter of credit sublimit from $45.0 million to $35.0 million, and (iii) amendments to certain of the covenants under the 2022 Loan and Security Agreement. The Company terminated the 2022 Loan and Security Agreement on August 5, 2025.

Credit Facility

2020 Québec Credit Facility: In December 2020, a Canadian subsidiary of the Company entered into an agreement with Investissement Québec, a Quebecois public investment entity, that provides a loan facility of CAD $25.0 million and an additional loan, referred to as a conditional-refund financial contribution (“CRFC”), of CAD $5.0 million (the “2020 Québec Credit Facility”). The loan and the CRFC bear interest at a fixed rate of 6.0% per annum for a period of 10 years starting from the first date of the loan disbursement. At December 31, 2024, the Company was in compliance with all financial covenants related to the 2020 Québec Credit Facility, but had not yet met the drawdown requirements, and as such, there have been no borrowings against the 2020 Québec Credit Facility. On July 29, 2024, the Company received formal notification from Investissement Québec that, at the Company’s request, the 2020 Québec Credit Facility had been terminated. The Company was in compliance with all financial covenants related to the 2020 Québec Credit Facility during fiscal year 2024 until its termination on July 29, 2024.

Restricted Cash

During the three months ended March 31, 2025 and 2024, the Company entered into multiple cash collateral agreements in connection with the issuance of letters of credit and corporate credit card programs. At March 31, 2025 and December 31, 2024, the Company had $43.2 million and $51.3 million, respectively, of cash collateral which is reported as restricted cash on the condensed consolidated balance sheets.

Note 7. Redeemable Preferred Stock

On August 13, 2024, the Company entered into the securities purchase agreements (the “August 2024 Securities Purchase Agreements”) with certain qualified institutional buyers or accredited investors of an aggregate of 43.3 million newly issued shares of Series A Preferred Stock, in exchange for cash consideration in an aggregate amount of approximately $43.3 million (the “August 2024 Preferred Financing”). The sale of the Series A Preferred Stock pursuant to the August 2024 Preferred Financing took place in two tranches. The first tranche, comprised of approximately 14.7 million shares of Series A Preferred Stock for an aggregate purchase price of approximately $14.7 million, closed on August 13, 2024. The second tranche, comprised of approximately 28.6 million shares of Series A Preferred Stock for an aggregate purchase price of approximately $28.6 million, closed on November 6, 2024, following the satisfaction of certain closing conditions set forth in the August 2024 Securities Purchase Agreements, including the filing of the Annual Report and the Company’s Quarterly Reports on Form 10-Q for the fiscal quarters ended March 31, 2024 and June 30, 2024 (collectively, the “SEC Documents”). The August 2024 Securities Purchase Agreements required the Company to hold a special meeting of stockholders within 30 calendar days of the filing of the SEC Documents for the purpose of obtaining stockholder approval of proposals to issue shares of common stock to the August 2024 Purchasers in connection with the conversion of the Series A Preferred Stock into common stock that would, absent such approval, violate Nasdaq Rules 5635(b), (c) and (d) (the “2024 Stockholder Approval”). The August 2024 Securities Purchase Agreements also require the Company to file a registration statement under the Securities Act within 30 calendar days of the filing of the SEC Documents with respect to the resale of shares of common stock receivable upon conversion of the Series A Preferred Stock. Following receipt of the 2024 Stockholder Approval, all 43.3 million shares of the Series A Preferred Stock are convertible into shares of common stock. At the Special Meeting of Stockholders held on September 30, 2024, the Company obtained the 2024 Stockholder Approval.

The Company recognized a loss on preferred stock issuance of $83.8 million and was recorded for the year ended December 31, 2024, attributable to the August 2024 Securities Purchase Agreements. The Company identified the following two freestanding financial instruments issued in connection with the transaction, (a) Mezzanine equity-classified Series A Preferred Stock and (b) Liability-classified forward contract for commitments of investors to purchase, and commitments of the Company to sell, additional Series A Preferred Stock. As of the transaction inception, these instruments had an aggregate fair value of $98.5 million and the Company received $14.7 million from the first tranche closing, resulting in the $83.8 million loss on preferred stock issuance. The loss on preferred stock issuance for the year ended December 31, 2024 consisted of $82.5 million related to the two freestanding financial instruments discussed above, as well as $1.3 million associated with the recognition of the preferred stock participation right (the “Preferred Stock Participation Right”), as discussed below.

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

Francis Davidson, the Company’s former Chief Executive Officer and a former member of the Company’s Board of Directors (the “Board”), and Sanjay Banker, a member of the Board, are parties to the August 2024 Securities Purchase Agreements, with commitments of approximately $1.5 million, and $0.1 million, respectively, in the August 2024 Preferred Financing.

The August 2024 Securities Purchase Agreements grant the Purchasers the right to purchase up to 25% of any equity offering within the next five years (a “Subsequent Financing”). The Purchasers are entitled to participate on a pro-rata basis (determined by their proportionate participation in the Private Placement) at a purchase price equal to 75% of the purchase price of any other investor in such Subsequent Financing. The Company recognized a liability for this Preferred Stock Participation Right of $1.3 million within other current liabilities in the condensed consolidated balance sheets as of March 31, 2025. The change in fair value of the participation right recognized from inception on August 13, 2024 through December 31, 2024 and the change in change in fair value of the participation right recognized for the quarter ended on March 31, 2025 was not significant.

The August 2024 Securities Purchase Agreements contain other representations, warranties and covenants of the Company and the Purchasers.

During the three months ended March 31, 2025, holders of a portion of the Series A Preferred Stock elected to convert their Series A Preferred Stock into common stock. The following table summarizes the activity of the outstanding Series A Preferred Stock as follows:

Series A Preferred Stock
Balance, December 31, 2024	43,300,000
Shares converted to common stock	(667,000)
Balance, March 31, 2025	42,633,000

April 2025 Security Purchase Agreements

As discussed in Note 15, Subsequent Events, on April 11, 2025, the Company entered into the April 2025 Security Purchase Agreements with certain qualified institutional buyers or accredited investors.

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

Holders of the Series A Preferred Stock are entitled to receive, when, as and if declared by the Board, cumulative dividends in cash (subject to conditions that a cash payment (i) may not violate the Company’s debt agreements and (ii) may not be made without the prior written consent of holders of at least 70% of the outstanding Series A Preferred Stock) or, if not declared and paid in cash, receive an accrual of cumulative dividends as PIK on the liquidation preference, or at a rate of (a) fifteen percent (15.00%) from August 13, 2024 through August 13, 2025, (b) ten percent (10.00%) from August 14, 2025 through August 13, 2027, and (c) five percent (5.00%) from August 14, 2027 through August 13, 2028 on the sum of (i) the liquidation preference per share of Series A Preferred Stock and (ii) all accumulated and unpaid dividends (if any), payable quarterly, in arrears. Dividends accumulate on a daily basis from the most recent date as to which dividends have been paid, or, if no dividends have been paid, from the date of issuance of such shares of Series A Preferred Stock (whether or not (i) any of the Company’s agreements prohibit the current payment of dividends, (ii) there shall be earnings or funds of the Company legally available for the payment of such dividends, or (iii) the Company declares the payment of dividends), until the earlier of: (x) the date that the Company publicly reports that it has realized at least $87.0 million of FCF (representing cash used in operating activities plus cash used in investing activities) over a twelve month period; or (y) August 13, 2028.

The Company paid-in-kind its dividend on the Series A Preferred Stock of $5.9 million for the three months ended March 31, 2025. PIK dividends are recognized using the fair value of the Series A Preferred Stock at the commitment date, which is the issuance date of each tranche for non-discretionary PIK dividends.

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

Following the Company obtaining the 2024 Stockholder Approval, holders of the Series A Preferred Stock are entitled to vote on an as-converted-to-common-stock basis as provided in the Certificate of Designation, are entitled to 0.7 vote for each share of Series A Preferred Stock they hold, and powers of the holders of the common stock, and are entitled to vote together with the common stock with respect to any question upon which holders of common stock have the right to vote. In addition, approval of holders of 70% of the shares of Series A Preferred Stock is required to among other things (i) alter or change the terms of the Series A Preferred Stock or of any other capital stock of the Company so as to affect adversely the Series A Preferred Stock, (ii) create, authorize the creation of, or issue any Senior Securities or Parity Securities (as such terms are defined in the Certificate of Designation) to the Series A Preferred Stock as to dividend, redemption or distribution of assets upon a Fundamental Change, (iii) increase or decrease the authorized number of shares of Series A Preferred Stock, (iv) issue more than a number of shares of common stock set forth in the Certificate of Designation prior to July 1, 2025, or (v) issue any Series A Preferred Stock except pursuant to the terms of the August 2024 Securities Purchase Agreements.

Note 8. Leases

The Company leases buildings or portions of buildings for guest usage and warehouses to store furniture under noncancellable operating lease agreements, which expire through 2045. The Company is required to pay property taxes, insurance, and maintenance costs for certain of these facilities.

The Company has lease agreements with lease and non-lease components and has elected to utilize the practical expedient to account for lease and non-lease components together in the condensed consolidated statements of operations and comprehensive loss for all classes of underlying assets.

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

Components of lease expense are as follows (in thousands):

	Three months ended March 31,
	2025	2024
Operating lease cost	$75,166	$82,114
Short-term lease cost	542	35
Variable lease cost	1,512	265
Total operating lease cost	$77,220	$82,414

Supplemental information related to operating leases is as follows (in thousands):

	Three months ended March 31,
	2025	2024
Cash payments for operating leases	$72,506	$81,505
Operating ROU assets obtained in exchange for operating lease liabilities, net of adjustments(1)	$(60,063)	$(81,886)
Early lease terminations gains(1)	$11,138	$23,901
(1) Operating ROU assets declines and early lease termination gains are primarily related to the impact of lease terminations.

At March 31, 2025 and December 31, 2024, the weighted-average remaining lease term was 6.7 years and 6.8 years, respectively, and the weighted-average discount rate used to determine the net present value of the lease liabilities was 9.50% and 9.40%, respectively.

At March 31, 2025, remaining maturities for operating lease liabilities are as follows (in thousands):

March 31, 2025
Remaining 2025	$194,858
2026	252,684
2027	225,388
2028	198,696
2029	152,657
Thereafter	434,529
Gross lease payments	$1,458,812
Less: imputed interest	(382,795)
Total operating lease liabilities, net	$1,076,017

Operating lease obligations primarily represent the initial contracted term for leases that have commenced as of March 31, 2025. In addition, as of March 31, 2025, we have entered into leases that have not yet commenced with future lease payments totaling $543.5 million, excluding purchase options, that are not yet recorded on the condensed consolidated balance sheets and are not reflected in the figure above. These leases will commence between 2025 and 2026 with non-cancelable lease terms of five to 20 years. Certain leases do not have a scheduled commencement date, as they are currently subject to renegotiation.

As of March 31, 2025, we determined that four properties were no longer being used for any business purposes and applied abandonment accounting pursuant to ASC 360, Property, Plant, and Equipment. The properties were returned to the landlords, and we fully amortized the respective ROU assets of $10.4 million. The respective remaining lease liabilities, consist of $4.6 million in current operating lease liabilities and $12.6 million in non-current operating lease liabilities, remained in the condensed consolidated balance sheets. No termination agreements have been executed, as we are currently involved in litigation with the landlords.
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

Common Stock Warrants

Former Series C and D Preferred Stock Warrants: In connection with the Business Combination, the Company had outstanding warrants to purchase 21,281 shares of common stock as of March 31, 2025 and December 31, 2024.

Delayed Draw Warrants: The Delayed Draw Warrants which were outstanding as of December 31, 2023 were issued to the NPA Purchasers and were accounted for as equity-classified warrants in accordance with ASC 815-40. Upon consummation of the Business Combination, the value of the Delayed Draw Warrants was $5.6 million and was recorded within additional paid-in capital in the consolidated balance sheets. The NPA Purchasers were also provided with customary registration rights for the shares issuable upon exercise of the Delayed Draw Warrants. In connection with the Third Notes Amendment to the 2021 Purchase Agreement, the NPA Purchasers received New Delayed Draw Warrants to purchase an aggregate of 475,264 shares of the Company’s common stock, each with an exercise price of $0.01 per share and an expiration date five years after the issuance date, and the previously issued Delayed Draw Warrants to the NPA Purchasers were canceled. In August 2024, all New Delayed Draw Warrants were exercised for cash.

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

The SPAC Warrants are accounted for as liabilities, as there are certain terms and features of the warrants that do not qualify for equity classification in accordance with ASC 815-40. The fair value of the SPAC Warrants at both March 31, 2025 and December 31, 2024 was a liability of $0.2 million, which was recorded in the other non-current liabilities in the condensed consolidated balance sheets. The change in fair value for the three months ended March 31, 2025 was not significant.

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

The Company had the following authorized and outstanding Post-Combination Exchangeable Common Stock (in thousands, except per share amounts):

	March 31, 2025	December 31, 2024
Shares authorized	2,000,000	2,000,000
Shares issued and outstanding	550,959	551,072
Issuance price per share	$30.80	$30.80
Net carrying value	$16,970	$16,973
Aggregate liquidation preference	$16,970	$16,973

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

The Company had reserved the following shares of common stock for future issuance:

	March 31, 2025	December 31, 2024
Post-Combination Exchangeable Common Shares	550,959	551,072
Outstanding stock options	2,199,839	2,129,040
Outstanding restricted stock units (“RSUs”)	2,472,335	236,985
Outstanding performance stock units (“PSUs”)	4,163,851	—
Outstanding market stock units (“MSUs”)	531,996	531,996
Outstanding Public Warrants liability	724,997	724,997
Shares issuable pursuant to Earn Out Liability	725,000	725,000
Outstanding former Series C and D preferred stock warrants liability	21,281	21,281
Shares available for grant under the Employee Stock Purchase Plan	463,930	463,930
Shares available for grant under the 2021 Equity Incentive Plan	2,166,767	8,092,529
Shares available for grant under the 2023 Inducement Equity Incentive Plan	228,864	326,677
Total common stock reserved for future issuance	14,249,819	13,803,507

Note 10. Equity Incentive Plans and Stock-Based Compensation

Stock-based Compensation Expense

Total stock-based compensation expense is as follows (in thousands):

	Three months ended March 31,
	2025	2024
Operations and support	$754	$858
General and administrative	1,245	1,845
Research and development	233	263
Sales and marketing	37	43
Total stock-based compensation expense	$2,269	$3,009

Stock Options: The Company measures stock-based compensation expense for stock options at the grant date fair value of the award and recognizes the expense on a straight-line basis over the requisite service period, which is generally the vesting period. The fair value of stock options is estimated using the Black-Scholes option-pricing model. During the three months ended March 31, 2025 and March 31, 2024, the Company recorded stock-based compensation expense from stock options of approximately $0.5 million and $1.1 million, respectively.

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

Expected volatility. The expected volatility assumption is based on the historical volatility of the Company’s common stock over the period for which data was available.

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

The following table summarizes the key assumptions used to determine the fair value of the Company’s stock options granted to employees, non-employees, officers, and directors:

	Three months ended March 31,
	2025	2024
Expected term (in years)	5.04 - 8.44	6.09 - 6.22
Expected volatility	51.5%	50.4%
Dividend yield	—%	—%
Risk-free interest rate	3.96% - 4.21%	3.50% - 4.40%
Weighted-average grant-date fair value per share	$1.29	$1.35 - $13.69

Performance and Market-Based Equity Awards

The Company maintains certain performance and market-based equity awards. Refer to Note 11, Equity Incentive Plans and Stock-Based Compensation, of the Annual Report for details of the awards. From the awards, the Company recognized $0.1 million and $0.4 million for the three months ended March 31, 2025 and March 31, 2024, respectively.

PSUs

The PSUs are subject to pre-determined performance metrics consisting of strategic and financial goals and related vesting criteria, as well as certain market conditions. The number of PSUs that will be eligible to vest is determined upon the Compensation Committee’s certification of achievement of the applicable metrics and criteria. For the three months ended March 31, 2025 and March 31, 2024, the Company recorded stock-based compensation expense from PSUs of approximately $0.4 million and zero, respectively.

RSUs

The fair value of the Company’s RSUs is expensed ratably over the vesting period. The Company’s RSUs generally vest over four years, with a cliff equal to one-fourth of the award after the first year, and then quarterly thereafter over the remaining service period. For the three months ended March 31, 2025 and March 31, 2024, the Company recorded stock-based compensation expense from RSUs of approximately $1.0 million and $1.3 million, respectively.

MSUs

In May 2022, the Company issued MSUs to certain key executives in accordance with the Company’s 2021 Management Equity Incentive Plan. One-sixth of the MSUs vest upon (including prior to but contingent on) the occurrence of each of six distinct triggering events, including if certain share price targets are met, within the five-year period ending July 17, 2027.

The Company determined the grant-date fair value of the MSUs using a Monte Carlo simulation. The Company recognizes stock-based compensation for the MSUs over the requisite service period, which is approximately four years, using the accelerated attribution method. During the three months ended March 31, 2025, the Company did not grant any MSUs. During the three months ended March 31, 2025 and March 31, 2024, the Company recognized approximately $0.2 million and $0.2 million, respectively, in stock-based compensation expense from MSUs.

Note 11. Net Loss per Common Share

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

The following tables set forth the computation of basic and diluted net loss per share (in thousands, except number of shares and per share information):

	Three months ended March 31,
	2025	2024
Numerator:
Net loss	$(56,495)	$(50,487)
Add: Accretion to redeemable value of preferred stock	3,239	—
Add: Paid-in-kind dividend on preferred stock	(5,885)	—
Net loss attributable to common stockholders	$(59,141)	$(50,487)

Denominator:
Weighted average basic and diluted common shares outstanding	12,183,604	11,031,861
Net loss per common share:
Basic and diluted	$(4.85)	$(4.58)

The following potential common shares outstanding were excluded from the computation of diluted net loss per share because including them would have been anti-dilutive:

	Three months ended March 31,
	2025	2024
Convertible preferred stock	42,633,000	—
Options to purchase common stock	2,199,839	2,555,676
Common stock subject to repurchase or forfeiture	74,942	75,645
Outstanding RSUs	2,472,335	567,500
Outstanding PSUs	4,163,851	—
Outstanding MSUs	531,996	296,508
Exchangeable shares	550,959	712,982
Total common stock equivalents	52,626,922	4,208,311

Note 12. Commitments and Contingencies

Operating leases

See Note 8, Leases, for commitments related to our operating leases.

Surety Bonds

A portion of the Company’s leases are supported by surety bonds provided by affiliates of certain insurance companies. At March 31, 2025, the Company had commitments from six surety providers in the amount of $38.3 million, of which $14.6 million was outstanding. The availability, terms and conditions, and pricing of bonding capacity are dependent on, among other things, continued financial strength and stability of the insurance company affiliates providing the bonding capacity, general availability of such capacity, and the Company’s corporate credit rating.

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

The Company establishes an accrued liability for loss contingencies related to legal matters when a loss is both probable and reasonably estimable. These accruals represent management’s best estimate of probable losses. The Company recorded an estimated accrual of $25.4 million and $23.5 million in the condensed consolidated balance sheets as of March 31, 2025 and December 31, 2024, respectively. Management’s views and estimates related to these matters may change in the future, as new events and circumstances arise and the matters continue to develop. Until the final resolution of legal matters, there may be an exposure to losses in excess of the amounts accrued. With respect to outstanding legal matters and based on management’s current knowledge, we do not believe that the amount or range of reasonably possible losses will, either individually or in the aggregate, have a material adverse effect on the Company’s business, results of operations, financial condition, and cash flows.

New York City Litigation

In February 2020, the Company was informed about an investigation underway by the New York City Department of Health and Mental Hygiene relating to possible Legionella bacteria contamination in the water supply at the Company’s property located at 20 Broad Street, New York, NY (the “Broad Street Property”). Due to the failure of the owner of the Broad Street Property (the “Broad Street Landlord”) to address the Legionella bacteria contamination and the associated health risks posed to guests, the Company withheld payment of rent to the Broad Street Landlord on grounds of, among other reasons, constructive eviction. On July 30, 2020, the Broad Street Landlord sued Sonder USA Inc., Sonder Canada Inc., and Sonder Holdings Inc. (the “Sonder Parties”) for breach of the lease, seeking no less than $3.9 million in damages. The Sonder Parties filed counterclaims against the Broad Street Landlord and the property management company for breach of contract, seeking significant damages. The Broad Street Landlord filed a motion for summary judgment. The hearing and oral argument for the summary judgment motion occurred on December 21, 2021. On October 13, 2023, the court issued an order granting the summary judgment motion with respect to liability for the claim for breach of guaranty against Sonder Canada Inc., the claim for breach of contract against Sonder USA Inc., and reasonable attorney’s fees; dismissing the Sonder Parties’ counterclaims; and ordering a trial for the amount of damages. On November 13, 2023, the Sonder Parties filed a notice of appeal of the October 13, 2023 court order on liability. On May 9, 2024, the appellate court affirmed the trial court’s order as to liability, but directed the trial court to allow the Sonder Parties the right to conduct discovery concerning the amount of the Broad Street Landlord’s alleged damages. Discovery has commenced in the trial court regarding the Broad Street Landlord’s alleged damages. A trial date to determine damages has not yet been set. On June 12, 2024, the Sonder Parties filed a motion in the appellate court seeking leave to reargue aspects of the appellate court’s order, or alternatively, for leave to appeal the order. On September 26, 2024, the appellate court granted the Sonder Parties’ motion to reargue and issued an order reversing the portion of the trial court’s decision dismissing the Sonder Parties’ breach of contract claim related to the Broad Street Landlord’s failure to maintain the plumbing systems in good repair for the period prior to when the Sonder Parties began withholding payment of rent. On October 21, 2024, the Broad Street Landlord filed a motion seeking leave to amend its complaint in order to assert $37.0 million in damages. Oral argument on that motion occurred in the trial court on March 5, 2025, and discovery is stayed pending the court’s determination of the motion.

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

The Company recorded estimated accruals of $14.4 million and $15.3 million, respectively, in the taxes payable line item of the condensed consolidated balance sheets as of March 31, 2025 and December 31, 2024, respectively, for such matters.

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

Note 13. Income Taxes

The provision for income taxes for the three months ended March 31, 2025 and March 31, 2024 was $0.7 million and $0.2 million, respectively. The difference between the Company’s effective tax rate and the U.S. statutory rate of 21.0% for both periods was primarily due to a full valuation allowance related to the Company’s net deferred tax assets.

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

Note 14. Restructuring Activities

On February 20, 2024, the Company announced a reduction in force plan affecting 17% of the corporate workforce. The Company substantially completed these efforts during the first quarter of 2024. Total costs and cash expenditures were approximately $3.0 million in restructuring costs, primarily related to employee severance and benefits costs, and were recognized and substantially paid in the first quarter of 2024.

In April 2025, the Company completed a reduction in force with approximately $2.8 million in associated restructuring costs, all of which are expected to be paid out in the year ended December 31, 2025.

These restructuring costs are included in restructuring and other charges in the condensed consolidated statements of operations and comprehensive loss.

Note 15. Subsequent Events

April 2025 Transactions

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

Under the April 2025 Securities Purchase Agreements, the April 2025 Purchasers each agreed that the Preferred Shares collectively will be immediately convertible into up to 19.99% of the outstanding shares of the Company’s common stock, par value $0.0001 per share, on April 11, 2025. The April 2025 Securities Purchase Agreements require the Company to hold a special meeting of stockholders within 30 calendar days after the Company has filed this Annual Report on Form 10-K for the purpose of obtaining stockholder approval of a proposal to approve the issuance of the shares of common stock issuable upon conversion of the Preferred Shares in accordance with Rule 5635 of Nasdaq and, such proposal, the (“First Nasdaq Proposal”) and a proposal to increase the number of authorized shares of common stock to 210,921,255 shares (the “First Authorized Share Proposal” and, such approvals for the First Nasdaq Proposal and the First Authorized Share Proposal collectively, the “2025 Stockholder Approval”). Following receipt of 2025 Stockholder Approval, the Preferred Shares are fully convertible into shares of Common Stock and will vote on all applicable matters in accordance with the Certificate of Designation. The Company obtained the 2025 Stockholder Approval at the Special Meeting of Stockholders held on June 6, 2025 (the “2025 Special Meeting”).

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

First Voting Support Agreement

In connection with the April 2025 Preferred Financing, on April 11, 2025, the Company entered into an agreement with stockholders representing approximately 58% of the Company’s outstanding voting power prior to the April 2025 Preferred Financing (the “First Voting Support Agreement”), pursuant to which the stockholder parties thereto agreed to, among other things, vote in favor of the First Nasdaq Proposal, and the First Authorized Share Proposal. The First Voting Support Agreement terminated in accordance with its terms following the completion of the 2025 Special Meeting.

Consent, Waiver and Sixth Amendment to Note and Warrant Purchase Agreement

On April 11, 2025, the Company entered the Sixth NPA Amendment, which modifies the 2021 Purchase Agreement, and the subordinated secured notes issued pursuant to the 2021 Purchase Agreement (the “Notes”).

Among other things, the Sixth NPA Amendment provides for (i) certain waivers in connection with the consummation of the transactions contemplated by the April 2025 Securities Purchase Agreements, (ii) the cancellation of an amount equal to 15% of the sum of the aggregate principal amount of the Notes and accrued but unpaid interest on the Notes as of the amendment date, (iii) a reduction in the interest rate applicable to the Notes, (iv) an extension of the option to pay interest in kind, and (v) amendments to certain covenants under the 2021 Purchase Agreement.

In connection with the Company’s entrance into the Sixth NPA Amendment, the Company issued warrants to the Investors to purchase an aggregate of up to 5 million shares of the Common Stock at $1.00 per share (collectively, the “NPA Warrants”). Each NPA Warrant became exercisable after the Company obtained the 2025 Stockholder Approval and will be exercisable until April 11, 2030. The exercise price of the NPA Warrants is subject to adjustment in the event of stock dividends, stock splits, stock combinations, reorganizations or similar events affecting the Common Stock. Subject to limited exceptions, a holder of the NPA Warrants will not have the right to exercise any portion of its NPA Warrant if the holder (together with such holder’s affiliates, and any persons acting as a group together with such holder or any of such holder’s affiliates) would beneficially own a number of shares of Common Stock in excess of 4.99% of the shares of Common Stock then outstanding. At the holder’s option, upon notice to the Company, the holder may increase or decrease this beneficial ownership limitation not to exceed 9.99% of the shares of Common Stock then outstanding, with any such increase becoming effective upon 61 days’ prior notice to the Company.

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

August 2025 Transactions

August 2025 Note and Warrant Purchase Agreement

On August 5, 2025, the Company entered into the 2025 Purchase Agreement whereby the Company issued and sold $24.54 million Units, each comprised of (i) the Investor Notes and (ii) the Warrants.

The Investor Notes mature on July 4, 2026 and accrue interest on the unpaid principal amount at a rate of 15.0% per annum, payable in kind quarterly in arrears. The Investor Notes are subject to mandatory redemption upon the occurrence of change of control events, certain asset sales and excess cash flow amounts, subject to certain exceptions. The Investor Notes are guaranteed by the Company’s domestic subsidiaries and are secured by substantially all of the assets of the Company and its domestic subsidiaries on a pari passu basis and rank pari passu in right of payment with the Lender Notes (defined below). The Investor Notes and related liens will rank senior in right of payment and lien priority to the 2021 Notes (defined below). The Company may use the proceeds of the Investor Notes for working capital and general corporate purposes.

The 2025 Purchase Agreement contains customary representations, warranties and affirmative and negative covenants of the Company and certain of its subsidiaries, including, among other restrictions and subject to certain exceptions, limitations on the ability of the Company and its subsidiaries to incur additional indebtedness, grant liens, dispose of assets, make certain restricted payments, enter into affiliate transactions, make capital expenditures, and make investments.

The Investor Notes also include customary events of default, including, among others, payment defaults, material breach of representations and warranties, breach of covenants, cross-default to other indebtedness, judgment defaults and bankruptcy and insolvency defaults, as well as an event of default if the Company fails to raise gross proceeds of at least $32.5 million from capital sources by November 15, 2025. The occurrence of an event of default could result in the acceleration of the Company’s obligations under the Investor Notes, an increase in the rate of interest and the 2025 Purchasers’ exercise of certain other rights and remedies provided for under the Investor Notes, the other transaction documents and applicable law.

The 2025 Purchase Agreement requires the Company to include proposals in a preliminary proxy statement on Schedule 14A filed no later than December 15, 2025, with a definitive proxy including such proposal distributed as soon as practicable, for the purpose of obtaining stockholder approval of (i) the issuance of the shares of Common Stock issuable upon exercise of the Warrants as required by Rule 5635 of Nasdaq (the “Second Nasdaq Proposal”) and (ii) an amendment to the Company’s certificate of incorporation to increase the number of authorized shares of Common Stock to allow for the issuance of the Warrant Shares (the “Second Authorized Share Proposal” and such approvals for the Second Nasdaq Proposal and the Second Authorized Share Proposal collectively, the “New Stockholder Approval”).

If the Company obtains the New Stockholder Approval, the Warrants will be exercisable for shares of Common Stock until August 5, 2029. Subject to certain exceptions, the exercise price of the Warrants is subject to adjustment in the event of stock dividends, stock splits, stock combinations, reorganizations or similar events affecting the Common Stock, or in the event the Company is deemed to have sold any Common Stock or securities of the Company that would entitle the holder thereof to acquire Common Stock for a consideration per share less than a price equal to the exercise price of the Warrants in effect immediately prior to such issuance. Subject to limited exceptions, a holder of the Warrants will not have the right to exercise any portion of its Warrant if the holder (together with such holder’s affiliates, and any persons acting as a group together with such holder or any of such holder’s affiliates) would beneficially own a number of shares of Common Stock in excess of 4.99% of the shares of Common Stock then outstanding. At the holder’s option, upon notice to the Company, the holder may increase or decrease this beneficial ownership limitation not to exceed 19.99% of the shares of Common Stock then outstanding, with any such increase becoming effective upon 61 days’ prior notice to the Company. Under the Warrants, the Company is obligated to file a registration statement under the Securities Act of 1933, as amended (the “Securities Act”), by no later than December 15, 2025 with respect to the resale of the Warrant Shares.

The Warrants, which are collectively exercisable for an aggregate of 21,196,402 shares of Common Stock, provide that, in the case of certain fundamental transactions (including reclassification or reorganization of Common Stock, merger or consolidation of the Company or sale of all or substantially all assets in connection with which the Company is dissolved), the holder of the Warrant receives, subject to specified exceptions, the right to purchase and receive the securities or other property (including cash) receivable upon such event as if the holder of the Warrant had exercised such Warrant immediately prior to such event.

The 2025 Purchase Agreement also grants a certain Covered Investor (as defined in the 2025 Purchase Agreement), which is a 2025 Purchaser and a holder of the Company’s Series A Preferred Stock, the right to purchase up to 100% of any equity offering or certain debt financings until July 4, 2026.

Second Voting Support Agreement

In connection with the Financing, on August 5, 2025, the Company entered into an agreement with stockholders representing a majority of the Company’s outstanding voting power, pursuant to which the stockholder parties thereto agreed to, among other things, vote in favor of the Second Nasdaq Proposal and the Second Authorized Share Proposal (the “Second Voting Support Agreement”). Certain of the stockholders entering into the Second Voting Support Agreement also participated in the Financing.

Loan Agreement

On August 5, 2025, the Company entered into a Loan Agreement (the “Loan Agreement”) with Marriott International, Inc. (“MI”), as administrative and collateral agent for the lenders, providing for senior secured notes (the “Lender Notes”) to evidence the replacement, on a cashless basis and for a period of up to 12 months, of certain fees and other amounts (the “Roll-Up Payments”) owed to MI by the Company pursuant to the Third Amendment described further below.

The Lender Notes mature on July 4, 2026 and accrue interest on the unpaid principal amount at a per annum rate equal to the prime rate, plus 3.00%, payable in kind monthly in arrears. The Lender Notes are subject to mandatory prepayment upon the occurrence of change of control events, certain asset sales and excess cash flow amounts, subject to certain exceptions. The Lender Notes are guaranteed by the Company’s domestic subsidiaries and are secured by substantially all of the assets of the Company and its domestic subsidiaries on a pari passu basis and rank pari passu in right of payment to the Investor Notes. The Lender Notes and related liens will rank senior in right of payment and lien priority to the 2021 Notes (defined below). The Company may use the proceeds of the Lender Notes for paying the Roll-Up Payments and general corporate purposes.

The Loan Agreement contains customary representations, warranties and affirmative and negative covenants of the Company and certain of its subsidiaries, including, among other restrictions and subject to certain exceptions, limitations on the ability of the Company and its subsidiaries to incur additional indebtedness, grant liens, dispose of assets, make certain restricted payments, enter into affiliate transactions, make capital expenditures, and make investments.

The Loan Agreement also includes customary events of default, including, among others, payment defaults, material breach of representations and warranties, breach of covenants, cross-default to other indebtedness, judgment defaults and bankruptcy and insolvency defaults, as well as an event of default if the Company fails to raise gross proceeds of at least $32.5 million from capital sources by November 15, 2025. The occurrence of an event of default could result in the acceleration of the Company’s obligations under the Lender Notes, an increase in the rate of interest and the lenders’ exercise of certain other rights and remedies provided for under the Loan Agreement, the other transaction documents and applicable law.

Third Amendment to Marriott Agreement

On August 5, 2025, the Company entered into the Third Amendment to the Marriott Agreement, pursuant to which, among other things, the Roll-Up Payments owed to MI by the Company under the Marriott Agreement shall be replaced, on a cashless basis for a period of up to 12 months, in an amount evidenced under the Lender Notes.

Consent and Seventh Amendment to Note and Warrant Purchase Agreement

On August 5, 2025, the Company entered into the Seventh Amendment to the 2021 Purchase Agreement (the “Seventh NPA Amendment”).

Among other things, the Seventh NPA Amendment provides for certain waivers in connection with the consummation of the transactions contemplated by the 2025 Purchase Agreement and the Loan Agreement and amendments to certain covenants under the 2021 Purchase Agreement.

2022 Loan and Security Agreement

On August 5, 2025, in connection with the Financing, the Company terminated the 2022 Loan and Security Agreement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the financial condition and results of operations of Sonder Holdings Inc. (“Sonder,” “Company,” “we,” “us” or “our”) should be read together with Sonder’s condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and related notes thereto included in the Annual Report. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties. Sonder’s actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under the section entitled “Risk Factors” herein or in the Annual Report and our subsequent SEC filings. Sonder’s historical results are not necessarily indicative of the results that may be expected for any period in the future. Except as otherwise noted, all references to 2024 refer to the year ended December 31, 2024.

Overview

We are a leading global brand of premium, design-forward apartments and intimate boutique hotels serving the modern traveler. Launched in 2014, Sonder offers inspiring, thoughtfully designed accommodations and innovative, tech-enabled service combined into one seamless experience. Sonder properties are found in prime locations in 40 cities, spanning nine countries and three continents. The Sonder app gives guests full control over their stay. Complete with self-service features, simple check-in and 24/7 on-the-ground support, Sonder’s amenities and services are just a tap away, making a world of better stays open to all. In August 2024, we announced a strategic licensing agreement with Marriott and completed the full integration with Marriott’s digital channels and platform in the second quarter of 2025. As of March 31, 2025, we had approximately 9,400 units available for guests to book at over 180 properties.

Sonder’s Business Model
We work directly with real estate owners to lease properties that meet our standards and furnish and decorate the properties to provide a design-led, technology-enabled experience, and then make them available for guests to book through direct channels (i.e., the Sonder app, our website, or our sales personnel) or through indirect channels, such as through Airbnb, Inc. (“Airbnb”), Expedia Group, Inc. (“Expedia”), Booking Holdings Inc. (“Booking.com”), and other OTAs.

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

In August 2024, we entered into the Marriott Agreement and integrated our properties with Marriott in the second quarter of 2025. As of June 2025, all Sonder properties are available for booking on Marriott’s digital channels, including Marriott.com and the Marriott Bonvoy® mobile app under the new “Sonder by Marriott Bonvoy” collection, and are expected to benefit from access to Marriott’s global sales organization and third-party agreements. Our properties also participate in the Marriott Bonvoy® travel platform, which began in October 2024 after the first phase of integration was complete.

Recent Developments
The following summary of certain events and developments subsequent to March 31, 2025 should be read in conjunction with the additional information contained elsewhere in this report, including the information in Note 15, Subsequent Events to the condensed consolidated financial statements included in this report.
Marriott License Agreement
As previously disclosed, on August 13, 2024, the Company entered into the Marriott Agreement whereby the Company’s portfolio of properties joined the Marriott system under a newly-created collection called “Sonder by Marriott Bonvoy.” Under the Marriott Agreement, the Company’s properties became available for booking on Marriott’s digital platforms in the second quarter of 2025, including Marriott.com and the Marriott Bonvoy mobile app, and the Company also gained access to Marriott’s global sales and marketing capabilities and distribution platform.

On April 11, 2025, the Company received the remaining $7.5 million, completing the $15.0 million investment under the Marriott Agreement (the “Key Money”).

On August 5, 2025, the Company amended the Marriott Agreement to, among other things, defer certain fees and other amounts owed to Marriott by the Company under the Marriott Agreement, for a period of up to 12 months.

April 2025 Transactions

Securities Purchase Agreements

As previously disclosed, on April 11, 2025, the Company entered into Securities Purchase Agreements (the “April 2025 Securities Purchase Agreements”) whereby the Company issued and sold an aggregate of 17.98 million shares (the “Preferred Shares”) of Preferred Stock, at a purchase price of $1.00 per share, resulting in aggregate gross proceeds to the Company of $17.98 million (the “April 2025 Preferred Financing”). The terms of the Preferred Shares are identical to the outstanding shares of Series A Preferred Stock.

Consent, Waiver and Sixth Amendment to Note and Warrant Purchase Agreement

As previously disclosed, on April 11, 2025, the Company entered into the Waiver, Consent and Sixth Amendment (the “Sixth NPA Amendment”), which modifies the 2021 Purchase Agreement. Among other things, the Sixth NPA Amendment provides for (a) certain waivers in connection with the consummation of the transactions contemplated by the April 2025 Securities Purchase Agreements, (b) the cancellation of an amount equal to 15% of the sum of the aggregate principal amount of the Notes (as defined in the 2021 Purchase Agreement) and accrued but unpaid interest on the Notes as of the amendment date, (c) a reduction in the interest rate applicable to the Notes, (d) an extension of the option to pay interest in kind and (e) amendments to certain covenants under the 2021 Purchase Agreement.

In connection with the Company’s entrance into the Sixth NPA Amendment, the Company issued warrants to the investors to purchase an aggregate of up to 5 million shares of common Stock at $1.00 per share (collectively, the “NPA Warrants”).

Consent, Waiver and Sixth Amendment to 2022 Loan and Security Agreement

As previously disclosed, on April 11, 2025, the Company entered into the Consent, Waiver and Sixth Amendment (the “SVB Amendment”), which modifies that certain Loan and Security Agreement, dated as of December 21, 2022 (the “2022 Loan and Security Agreement”). Among other things, the SVB Amendment provides for (a) certain waivers in connection with the consummation of the transactions contemplated by the April 2025 Securities Purchase Agreements, (b) the reduction of the revolving line of credit from $60.0 million to $35.0 million and the reduction of the letter of credit sublimit from $45.0 million to $35.0 million, and (c) amendments to certain of the covenants under the 2022 Loan and Security Agreement.

Waiver to 2022 Loan and Security Agreement

On June 27, 2025, the Company obtained a waiver to the 2022 Loan and Security Agreement from SVB that waived our noncompliance with certain financial reporting covenants.

Termination of the 2022 Loan and Security Agreement

On August 5, 2025, the Company terminated the 2022 Loan and Security Agreement.

August 2025 Transactions

Note and Warrant Purchase Agreement

As previously disclosed, on August 5, 2025, the Company entered into a Note and Warrant Purchase Agreement (the “2025 Purchase Agreement”), with certain qualified institutional buyers or accredited investors (each a “2025 Purchaser” and, collectively, the “2025 Purchasers”), certain of whom are holders of shares of the Company’s Series A Preferred Stock, whereby the Company issued and sold $24.54 million of units, each comprised of (i) a senior secured promissory note and (ii) warrant to purchase shares of the Company’s common stock, par value $0.0001 per share, at an exercise price of $1.50 per share.

Loan Agreement

As previously disclosed, on August 5, 2025, the Company entered into a Loan Agreement (the “Loan Agreement”) with Marriott International, Inc. (“MI”), as administrative and collateral agent for the lenders, providing for senior secured notes (the “Lender Notes”) to evidence the replacement, on a cashless basis and for a period of up to 12 months, of certain fees and other amounts (the “Roll-Up Payments”) owed to MI by the Company pursuant to the Third Amendment described further below.

The Lender Notes mature on July 4, 2026 and accrue interest on the unpaid principal amount at a per annum rate equal to the prime rate, plus 3.00%, payable in kind monthly in arrears. The Lender Notes are subject to mandatory prepayment upon the occurrence of change of control events, certain asset sales and excess cash flow amounts, subject to certain exceptions. The Lender Notes are guaranteed by the Company’s domestic subsidiaries and are secured by substantially all of the assets of the Company and its domestic subsidiaries on a pari passu basis and rank pari passu in right of payment to the Investor Notes. The Lender Notes and related liens will rank senior in right of payment and lien priority to the 2021 Notes (defined below). The Company may use the proceeds of the Lender Notes for paying the Roll-Up Payments and general corporate purposes.

The Loan Agreement includes customary events of default, including, among others, payment defaults, material breach of representations and warranties, breach of covenants, cross-default to other indebtedness, judgment defaults and bankruptcy and insolvency defaults, as well as an event of default if the Company fails to raise gross proceeds of at least $32.5 million from capital sources by November 15, 2025. The occurrence of an event of default could result in the acceleration of the Company’s obligations under the Lender Notes, an increase in the rate of interest and the lenders’ exercise of certain other rights and remedies provided for under the Loan Agreement, the other transaction documents and applicable law.

Consent and Seventh Amendment to Note and Warrant Purchase Agreement

As previously disclosed, on August 5, 2025, the Company entered into the and Seventh Amendment (the “NPA Amendment”), by and among the Company, the subsidiary note obligors party thereto (together with the Company, the “Note Obligors”), the subsidiary guarantors party thereto, the investors party thereto and Alter Domus (US) LLC, as collateral agent, which modifies that certain Note and Warrant Purchase Agreement, dated as of December 10, 2021 by and among the Note Obligors, the guarantors party thereto from time to time, and the investors party thereto from time (as amended, amended and restated, supplemented, or otherwise modified from time to time, the “2021 Note Purchase Agreement”), and the subordinated secured notes issued pursuant to the 2021 Note Purchase Agreement (the “2021 Notes”).

Among other things, the NPA Amendment provides for certain waivers in connection with the consummation of the transactions contemplated by the Purchase Agreement and the Loan Agreement and amendments to certain covenants under the 2021 Note Purchase Agreement.

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

Management Discussion Regarding Opportunities, Challenges and Risks

Cash Flow Positive Plan

A primary focus is to put the business on a solid path to achieving sustainable positive Adjusted FCF as soon as possible (“Cash Flow Positive Plan”). Adjusted FCF is a non-GAAP measure, and the most directly comparable GAAP measure is cash used in operating activities, which was $(4.4) million for the three months ended March 31, 2025 compared to $(40.3) million for the three months ended March 31, 2024. We have continued to make progress toward this goal as our Adjusted FCF of $(6.9) million for the three months ended March 31, 2025 was a $21.7 million improvement compared to the three months ended March 31, 2024.

As part of our efforts to reach positive Adjusted FCF, we implemented a portfolio optimization program in November 2023 to mitigate losses related to certain underperforming properties and to assess our portfolio of rents relative to current operations and existing market rents. As of December 31, 2024, we had signed agreements to exit or reduce rent at approximately 110 buildings, or 4,500 units, as part of our portfolio optimization program. As of June 30, 2025, all 85 buildings, or 3,300 units with finalized exit agreements were exited.

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

Our ability to reach our Adjusted FCF goal is subject to certain risks, including potential changes in travel demand due to macroeconomic factors or other developments affecting our industry, uncertainties associated with the timing and scope of new property openings, uncertainties associated with the portfolio optimization program described above, our ability to achieve other intended cost reductions and efficiencies, our strategic licensing agreement with Marriott, and the other risks and uncertainties described in the Annual Report, under Part I, Item 1A, “Risk Factors”.

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

As part of our Cash Flow Positive Plan, we slowed our planned pace of new unit signings to focus on growth primarily through the conversion of our Contracted Units into Live Units. Additionally, we implemented a portfolio optimization program to mitigate losses related to certain underperforming properties in November 2023, which resulted in exiting certain Live Units during fiscal year 2024. We have also defaulted or expect to default on certain lease agreements due to the non-payment of rent. While we intend to cure any current or future defaults to avoid loss of profitable properties, material monetary damages and future litigation, liquidity constraints may prevent us from doing so. During the three months ended March 31, 2025, Live Units decreased 21.0% from March 31, 2024 to approximately 9,400 units, due to the portfolio optimization program.

We are also focused on targeting 100% capital light deals for incremental unit signings. While we continue to sign capital light properties, development cost uncertainty and augmented risk around financing and landlord sentiment surrounding our stock price performance began to slow the pace of signings starting in the second half of 2022. These factors have been more acute since 2023, resulting in fewer units signed in these periods than in prior years.

Ability to Attract and Retain Guests

Another key driver of our revenue growth is our ability to bring back repeat guests and to attract new guests through various channels. We source demand from a variety of channels, including directly, through Sonder.com, the Sonder app, or our sales personnel, and indirectly, through OTAs, such as Airbnb, Expedia, and Booking.com. While bookings made through OTAs incur channel transaction fees, they allow us to attract new guests who may not be familiar with the Sonder brand. In general, direct bookings are more advantageous to us as they do not incur channel transaction fees and also allow us to have a more direct relationship with our guests. Direct revenue as a percentage of total revenue was 35% for the three months ended March 31, 2025 and 44% for three months ended March 31, 2024. Additionally, we continue to focus on expanding our corporate sales business.

To a lesser extent, we also sourced demand from the Marriott Bonvoy® travel platform. During the period from October 2024 through the completion of the full Marriott integration, Marriott Bonvoy members have early access to earn and redeem Marriott Bonvoy points when booking directly on Sonder.com, and Sonder properties are featured on Marriott.com with links to Sonder.com for booking. Revenue earned through this method is captured in the direct total revenue reported above.

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

The full Marriott integration, which was completed in the second quarter of 2025, is expected to complement Sonder’s existing technology. We have invested, and will continue to invest, in our technology infrastructure and in integrating our properties and systems into Marriott's platform and systems.

Restructuring

In February 2024, we completed a reduction in force with approximately $3.0 million in associated restructuring costs, all of which were paid out in the year ended December 31, 2024.

In April 2025, we completed a reduction in force with approximately $2.8 million in associated restructuring costs, all of which are expected to be paid out in the year ended December 31, 2025.

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

The following table provides the key metrics (rounded):

	Three months ended March 31,		Change
	2025	2024	No.	%
Live Units (end of period)	9,400	11,900	(2,500)	(21.0)%
Bookable Nights	858,000	1,081,000	(223,000)	(20.6)%
Occupied Nights	712,000	821,000	(109,000)	(13.3)%
Total Portfolio(1)	10,050	15,300	(5,250)	(34.3)%
RevPAR	$139	$123	$16	13.0%
ADR	$167	$163	$4	2.5%
Occupancy rate	83.0%	75.9%	7.1%	9.4%
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

The decrease in Live Units from March 31, 2024 to March 31, 2025 was driven by our portfolio optimization program and the termination of certain lease agreements. As of March 31, 2025, our five largest cities (New York City, Dubai, Montreal, Los Angeles, and London) accounted for approximately 38.6% of our Live Units, and our 10 largest cities accounted for approximately 61.2% of our Live Units. The decrease in Total Portfolio from March 31, 2024 to March 31, 2025 was also driven by our portfolio optimization program and the termination of certain lease agreements.

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

The decrease in Bookable Nights and Occupied Nights from the three months ended March 31, 2024 to the three months ended March 31, 2025 was largely driven by the portfolio optimization program and the termination of certain lease agreements.

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
•Market mix represents the composition of our portfolio based on geographic presence. Certain markets such as New York or London typically earn higher RevPARs, while certain other markets such as Phoenix typically earn lower RevPARs. Therefore, if the market mix shifts toward lower RevPAR markets, it may adversely impact total RevPAR.
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

The increase in RevPAR from the three months ended March 31, 2024 to the three months ended March 31, 2025, respectively, was driven by the impact of the portfolio optimization program, the termination of certain lease agreements, broader travel industry trends, product mix between hotels and apartments, geographic mix, and the impact of corporate sales and pricing strategies.

Results of Operations

Three months ended March 31, 2025 compared to three months ended March 31, 2024

The following table sets forth our results of operations as a percentage of revenue (in thousands, except percentages):

	Three months ended March 31,
	2025		2024
Revenue	$118,856	100.0%	$133,479	100.0%
Cost of revenue (excluding depreciation and amortization)	96,849	81.5%	100,363	75.2%
Operations and support	38,032	32.0%	49,980	37.4%
General and administrative	26,817	22.6%	24,285	18.2%
Research and development	3,938	3.3%	4,671	3.5%
Sales and marketing	15,322	12.9%	19,249	14.4%
Integration cost	1,539	1.3%	—	—%
Restructuring and other charges	—	—%	2,592	1.9%
Total costs and operating expenses	$182,497	153.5%	$201,140	150.7%
Loss from operations	$(63,641)	(53.5)%	$(67,661)	(50.7)%
Total non-operating income, net	(7,863)	(6.6)%	(17,361)	(13.0)%
Loss before income taxes	(55,778)	(46.9)%	(50,300)	(37.7)%
Provision (benefit) for income taxes	717	0.6%	187	0.1%
Net loss	$(56,495)	(47.5)%	$(50,487)	(37.8)%
Other comprehensive loss:
Change in foreign currency translation adjustment	$(3,199)	(2.7)%	$(589)	(0.4)%
Comprehensive loss	$(59,694)	(50.2)%	$(51,076)	(38.3)%

Revenue

The following table sets forth our revenue (in thousands, except percentages):

	Three months ended March 31,		Change
	2025	2024	$	%
Revenue	$118,856	$133,479	$(14,623)	(11.0)%

Revenue decreased, primarily due to a 20.6% decrease in Bookable Nights and a 13.3% decrease in Occupied Nights, partially offset by a 13.0% increase in RevPAR. The decrease in Bookable Nights is the result of Live Units exited from the portfolio optimization program and the termination of certain lease agreements. The increase in RevPAR was primarily driven by the portfolio optimization program, the termination of certain lease agreements, and broader travel industry trends.

Costs and Operating Expenses

The following table sets forth our total costs and operating expenses (in thousands, except percentages):

	Three months ended March 31,		Change
	2025	2024	$	%
Cost of revenue (excluding depreciation and amortization)	$96,849	$100,363	$(3,514)	(3.5)%
Operations and support	38,032	49,980	(11,948)	(23.9)%
General and administrative	26,817	24,285	2,532	10.4%
Research and development	3,938	4,671	(733)	(15.7)%
Sales and marketing	15,322	19,249	(3,927)	(20.4)%
Integration costs	1,539	—	1,539	100.0%
Restructuring and other charges	—	2,592	(2,592)	(100.0)%
Total costs and operating expenses	$182,497	$201,140	$(18,643)	(9.3)%

Cost of Revenue (excluding depreciation and amortization): Cost of revenue decreased, primarily due to (i) a $4.8 million decrease in rent expense due to the decrease in Live Units driven by the portfolio optimization program and the termination of certain lease agreements, (ii) a $0.5 million decrease in cleaning expenses as a result of the decrease in Bookable Nights and Live Units, and offset by (iii) a $1.5 million increase in other cost of revenue expenses.

Operations and support: The decrease in operations and support was primarily due to: (i) a $4.5 million decrease in unit-related expenses primarily representing smaller non-capitalized items for the units such as bedding, decor, furniture and lighting, (ii) a $3.1 million decrease in employee compensation cost, due to a decrease in average headcount, (iii) a $1.5 million decrease in pre-opening costs due primarily to the timing of costs related to onboarding new units in the three months ended March 31, 2025 compared to the three months ended March 31, 2024, (iv) a $1.4 million decrease in depreciation and (v) the cumulative impact of other less significant items.

General and administrative: General and administrative increased, primarily due to: (i) (a) a $3.4 million increase in credit loss expense, primarily due to increased aging on receivables from several corporate housing customers and (b) $2.6 million increase in audit and advisory fees, partially offset by (ii) (a) a $3.2 million decrease in employee compensation cost primarily due to a decrease in average headcount and (b) the cumulative impact of other less significant items.

Research and development: Research and development increased, primarily due to: (i) a $0.6 million decrease in employee compensation expense, driven by a decrease in average headcount (ii) a $0.3 million decrease in depreciation, primarily due to a decrease in capitalized software costs, and (iii) a $0.2 million decrease in computer software expense.

Sales and marketing: The decrease in sales and marketing was primarily due to: (i) a $2.5 million decrease in performance marketing expense, and (ii) a $1.5 million decrease in channel transaction fees resulting from a decrease in revenue booked through third-party OTAs, consistent with the total revenue decrease.

Integration costs: For the three months ended March 31, 2025, the integration costs consisted of costs associated with the Marriott Agreement as they pertain to integration related items, such as legal fees and other organizational related costs. For the three months ended March 31, 2024, there were no associated integration costs.

Restructuring and other charges: The aggregate adjustment for expenses associated with our restructuring plans as discussed in Note 14, Restructuring Activities, to our financial statements as presented.

Total Non-Operating Expense, Net

The following table sets forth our total non-operating (income) expense, net (in thousands, except percentages):

	Three months ended March 31,		Change
	2025	2024	$	%
Interest expense, net	$9,449	$7,323	$2,126	29.0%
Lease adjustment gains, net	(11,138)	(23,901)	12,763	(53.4)%
Other income, net	(6,174)	(783)	(5,391)	688.5%
Total non-operating expense, net	$(7,863)	$(17,361)	$9,498	(54.7)%

Interest expense, net. Interest expense, net increased, primarily due to interest expense recognized on the Company’s Delayed Draw Notes.

Lease adjustment gains, net. The lease adjustment gain is due to the residual impact of lease terminations. The Company in 2024 had undertaken an initiative to renegotiate or exit certain properties where there exists unfavorable lease terms.

Other income, net. The change in other income, net is primarily due to $3.0 million in cash received from lease terminations, as well as fluctuations in foreign currency rates which impacted the remeasurement of foreign balances to reporting currency.

Provision for Income Taxes

As of March 31, 2025 and 2024, we have recorded a full valuation allowance against our deferred tax assets due to our history of losses.

The following table sets forth the provision for income taxes (in thousands, except percentages):

	Three months ended March 31,		Change
	2025	2024	$	%
Provision for income taxes	$717	$187	$530	283.4%

The provision for income taxes increased, primarily as a result of taxes to operations in foreign jurisdictions.
Non-GAAP Financial Measures

We prepare our consolidated financial statements in conformity with GAAP. However, some of the financial measures discussed herein are non-GAAP financial measures. In accordance with SEC rules, we classify a financial measure as being a non-GAAP financial measure if that financial measure excludes or includes amounts, or is subject to adjustments that have the effect of excluding or including amounts, that are included or excluded, as the case may be, in the most directly comparable measure calculated and presented in accordance with GAAP in our condensed consolidated statements of operations and comprehensive loss, balance sheets, or statements of cash flows.

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

Adjusted Free Cash Flow (Adjusted FCF)

The following table presents the calculation of Adjusted FCF (in thousands):

	Three months ended March 31,
	2025	2024
Cash used in operating activities	$(4,353)	$(40,309)
Cash used in investing activities	(959)	(716)
FCF, including cash paid for lease terminations, restructuring, and professional fees	$(5,312)	$(41,025)
Cash received for lease terminations	(2,950)	—
Cash paid for lease termination costs	861	10,526
Cash paid for restructuring costs	—	1,727
Cash paid for non-recurring professional fees	—	253
Cash paid for integration costs	543	—
Adjusted FCF	$(6,858)	$(28,519)

We define Adjusted FCF as cash used in operating activities plus cash used in investing activities, excluding the impact of lease terminations, restructuring, and non-recurring professional fee charges related to non-operational activities. The most directly comparable GAAP financial measures are cash used in operating activities when combined with cash used investing activities. Our near-term focus is to reach sustainable positive Adjusted FCF as detailed in our Cash Flow Positive Plan.

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

The change in Adjusted FCF period-over-period represented a 76.0% increase, primarily driven by a $36.0 million improvement in cash used in operating activities excluding cash paid for specific items (lease termination costs, restructuring costs, non-recurring professional fees and integration costs) due to improved property profitability from the portfolio optimization program and other cost savings measures.

Refer to the section entitled “Liquidity and Capital Resources – Cash Flow Information” below for further discussion surrounding the changes in our cash flow figures period-over-period.

Adjusted EBITDA

The following table presents the calculation of Adjusted EBITDA (in thousands):

	Three months ended March 31,
	2025	2024
Net loss	$(56,495)	$(50,487)
Interest expense, net	9,449	7,323
Provision for income taxes	717	187
Depreciation and amortization expense	2,591	4,973
EBITDA	$(43,738)	$(38,004)
Stock-based compensation	2,269	3,009
Lease adjustment gains, net	(11,138)	(23,901)
Cash received for lease terminations	(2,950)	—
Integration costs	1,539	—
Restructuring and other related charges	—	2,592
Non-recurring professional fees	—	253
Gain on foreign exchange	(2,678)	(219)
Adjusted EBITDA	$(56,696)	$(56,270)

We define Adjusted EBITDA as net loss as adjusted to eliminate the impact of net interest expense, provision for income taxes, depreciation and amortization expense, and certain other items as indicated. The exclusion of these items and other similar items in our non-GAAP presentation should not be interpreted as implying that these items are non-recurring, infrequent or unusual. The indicated other items excluded are as follows:

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

Cash received for lease terminations. Payments received for settlements related to lease terminations.

Integration costs. The integration costs consisted of costs associated with the Marriott Agreement as they pertain to integration related items, such as legal fees and other organizational related costs.

Restructuring and other related charges. The aggregate adjustment for expenses associated with our restructuring plans as discussed in Note 14, Restructuring Activities, to our condensed consolidated financial statements as presented.

Professional fees. Non-recurring professional fees associated with special projects, including but not limited to the Marriott Agreement, financing activities, restatement, and other non-operating initiatives.

Gain on foreign exchange. The net effect of gains and losses resulting from holding assets and liabilities and conducting transactions denominated in currencies other than our subsidiaries’ functional currencies. Foreign exchange gains and losses are included in other income, net, in the condensed consolidated statements of operations and comprehensive loss.

We believe Adjusted EBITDA is meaningful to investors as it is the primary operating performance measure that we focus on internally to evaluate our core operating performance. Adjusted EBITDA provides a consistent basis for comparison across reporting periods by excluding interest, taxes, depreciation and amortization, and certain non-recurring or non-operational items, such as lease adjustment gains, net, integration costs such as legal fees and other organization related costs associated with the Marriott Agreement, restructuring and other related charges, professional fees related to discrete projects such as fees associated with the integration in connection with the strategic licensing agreement with Marriott and restatement activities, and gain on foreign exchange. It serves as a key measure for us to align the Company financial performance with our internal financial planning and analysis.

Adjusted EBITDAR

The following table presents the calculation of Adjusted EBITDAR (in thousands):

	Three months ended March 31,
	2025	2024
Adjusted EBITDA	$(56,696)	$(56,270)
Operating lease related rent charges	77,819	82,581
Adjusted EBITDAR	$21,123	$26,311

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

As discussed in Note 15, Subsequent Events, to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, the Company has, throughout 2025, announced a series of financing arrangements and cost optimization initiatives.

While the 2025 actions discussed in Note 15, Subsequent Events, demonstrate a series of material steps taken to improve the Company’s financial condition, the Company has a history of net losses and negative operating cash flows and expects to continue to incur additional losses in the near future. Although the Company continues to pursue a strategy to realize improved operations, including anticipated improvements from integration through the Marriott Agreement, the timing of realization cannot be guaranteed to ensure liquidity is available when needed to meet the Company’s obligations. As a result of these considerations, the Company’s liquidity may be insufficient to meet its obligations for at least one year from the date of issuance of this Quarterly Report on Form 10-Q, which raises substantial doubt about the Company’s ability to continue as a going concern.

To address the substantial doubt about the Company's ability to continue as a going concern, as described above, the Company has embarked on the following actions:
•engaging a financial advisor to assist in identifying and securing strategic alternatives and financing arrangements;
•continuing to focus on identifying and executing cost optimization initiatives,
•continuing to execute our portfolio optimization program to mitigate losses related to certain underperforming properties and to assess the Company’s portfolio of rents relative to current operations and existing market rents; and
•improving its financial performance through the potential to increase revenue by integrating with Marriott’s commercial engine and deliver costs savings.

There can be no assurances of the Company’s ability to realize these plans. As a result, these conditions raise substantial doubt about the Company’s ability to continue as a going concern for at least one year from the date of issuance of these financial statements.

Sources and Uses of Cash

At March 31, 2025, we had a cash balance, not including restricted cash, of $23.3 million, which was held for working capital purposes. Cash consists of checking and interest-bearing accounts. Reaching sustainable positive Adjusted FCF is a primary focus in the near-term, as detailed in our Cash Flow Positive Plan. Once we reach sustainable positive Adjusted FCF, we expect cash from operations will provide our principal source of liquidity. We generate cash from transactions with customers booking directly through Sonder.com and the Sonder app, which are settled through a payment processor, from transactions with third-party corporate customers which are settled based on contractual terms, and indirectly through OTAs, which are also settled based on contractual terms. The most significant source of liquidity in 2025 was cash inflows from both current period and future guest bookings.

We have incurred losses since inception, and we expect to continue to incur additional losses in the future. Our operations to date have been financed primarily by private equity investments in our common and convertible preferred stock, convertible notes, and other note and warrant purchase agreements, as described in Note 6, Debt and Note 15, Subsequent Events, in the notes to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

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

Most of our cash was held in the United States as of March 31, 2025. Our foreign subsidiaries held approximately $8.3 million of cash in foreign jurisdictions. We currently do not intend or foresee a need to repatriate these foreign funds. As a result of the Tax Cuts and Jobs Act of 2017, however, we anticipate the U.S. federal tax impact to be minimal if these foreign funds are repatriated and would not repatriate funds where there was a material tax cost.

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

These arrangements included the 2022 Loan and Security Agreement, which was terminated on August 5, 2025. Prior to its termination, the 2022 Loan and Security Agreement had a letter of credit sublimit of $35.0 million and a revolving line of credit of $35.0 million. As of March 31, 2025, because we were unable to satisfy the minimum consolidated adjusted EBITDA covenant, we were required to cash collateralize our obligations under the 2022 Loan and Security Agreement.

Future Cash Obligations

Our estimated future obligations as of March 31, 2025 include both current and long-term obligations. Our debt obligations, including both capitalized to-date and future paid-in-kind interest, totaled $312.7 million, of which, $1.0 million was short-term, and the remainder was long-term. Interest on the foregoing debt obligations is payable in cash after the expiration of the Company’s ability to elect paid-in-kind interest, which has been extended through December 31, 2026. Additionally, we had $40.6 million of irrevocable standby letters of credit outstanding which were collateralized by our restricted cash, all of which represents a long-term cash obligation. Under our operating leases as discussed in Note 8, Leases, in the notes to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, we had a current obligation of $168.8 million and a long-term obligation of $0.9 billion as of March 31, 2025.

Operating lease obligations primarily represent the initial contracted term for leases that have commenced as of March 31, 2025. In addition, as of March 31, 2025, we have entered into leases that have not yet commenced with future lease payments totaling $544.0 million, excluding purchase options, that are not yet recorded on the condensed consolidated balance sheets and are not reflected in the figure above. These leases will commence between 2025 and 2026 with lease terms of five to 20 years. Certain leases do not have a scheduled commencement date, as they are currently subject to renegotiation.

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

Cash Flow Information

The following table sets forth our cash flows (in thousands):

	Three months ended March 31,
	2025	2024	$ Change
Net cash used in operating activities	$(4,353)	$(40,309)	$35,956
Net cash used in investing activities	(959)	(716)	(243)
Net cash used in financing activities	(250)	(250)	—
Effects of foreign exchange on cash	28	(344)	372
Net change in cash, cash equivalents, and restricted cash	$(5,534)	$(41,619)	$36,085

Operating Activities

Net cash used in operating activities decreased significantly for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024, primarily due to an improvement in working capital, partially offset by a slight decline in operating loss performance on the 11.0% decrease in revenue. Cash used in operating activities is subject to variability period-over-period as a result of timing differences, including with respect to the collection of receivables and payments of interest expense, accounts payable, and other items.

Investing Activities

Net cash used in investing activities increased for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024, primarily as a result of an increase in purchases of property and equipment of $0.6 million offset by $0.3 million in proceeds on the disposition of property and equipment.

Financing Activities

Net cash used in financing activities represented a debt payment of $0.3 million for the three months ended March 31, 2025 and 2024.

Off-Balance Sheet Arrangements

As of March 31, 2025, we had the following off-balance sheet arrangements:

Letters of Credit

As of March 31, 2025, we had $40.6 million of irrevocable standby letters of credit outstanding, which were collateralized by our restricted cash, of which $25.7 million was under our revolving credit facilities. Letters of credit are primarily used as a form of security deposits for the buildings and partial buildings we lease.

Surety Bonds

A portion of our leases are supported by surety bonds provided by affiliates of certain insurance companies. As of March 31, 2025, we had assembled commitments from six surety providers in the amount of $38.3 million, of which $14.6 million was outstanding and was an off-balance sheet arrangement. The availability, terms and conditions, and pricing of bonding capacity are dependent on, among other things, continued financial strength and stability of the insurance company affiliates providing the bonding capacity, general availability of such capacity, our corporate credit rating, and the general perception of our financial performance.

Indemnification Agreements

See Note 12, Commitments and Contingencies, in the notes to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information regarding our indemnification agreements.

Effect of Exchange Rates

Our changes in cash can be impacted by the effect of fluctuating exchange rates. Foreign exchange effect on cash for the three months ended March 31, 2025 was not significant.

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

Notwithstanding the identified material weaknesses, management, including our principal executive officer and principal financial officer, believes the consolidated financial statements included in this Quarterly Report on Form 10-Q fairly represent in all material respects our results of operations, financial condition, and cash flows at and for the periods presented in accordance with U.S. GAAP.

The following are management’s identified material weaknesses in internal controls over financial reporting.

As disclosed in Part II, Item 9A of the Annual Report, management concluded that the following material weaknesses in internal control existed for the Company. Management concluded that these material weaknesses still exist as of March 31, 2025.

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

Preferred Stock

We previously identified a material weakness regarding management’s review of the preferred stock transactions entered into by the Company. Management’s review of the control was determined to not be at a level of precision sufficient enough to identify key metrics which impacted the valuation and accounting treatment under GAAP of the preferred stock.

Control Activities, Control Environment and Information & Communication

Given the aggregation of the material weaknesses noted above and other control deficiencies, we have identified related COSO material weaknesses, including deficiencies in the principles associated with the (i) control activities component of the COSO framework relating to the establishment of formal policies and procedures and consistent application thereof, (ii) control environment component of the COSO framework relating to hiring and training sufficient personnel to timely support the Company’s internal controls objectives to ascertain whether the components of internal controls are present and functioning, and (iii) information and communication component of the COSO framework relating to the insufficient communication of relevant financial information between key functions within the Company resulting in certain transactions and events not being communicated in a timely manner to those responsible for preparing and reviewing our financial statements.

Remediation Plans

To remediate these material weaknesses, we identified improvements, including specific remediation plans for leases, control activities and control environment, and asset impairments, as described in Item 9A. Controls and Procedures of the Annual Report, which we are continuing to implement.

Leases

Throughout 2024, we onboarded new team members with a greater level of experience and technical expertise to oversee key areas of our finance function, such as accounting, which includes the Company’s leasing business processes and related internal controls. We also implemented improvements related to our lease process to capture and record lease agreements timely and accurately and we provided additional training to personnel responsible for the relevant controls. However, our enhancements did not operate for a sufficient period of time in 2024 to allow a reasonable period of evaluation for remediation of this material weakness to be considered complete.

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

Control Activities, Control Environment and Information & Communication

We implemented improvements related to our establishment of formal policies and procedures in addition to onboarding more personnel to support our internal control objectives. However, our enhancements did not operate for a sufficient period of time to allow a reasonable period of evaluation for remediation of this material weakness to be considered complete.

To remediate our control activities and control environment material weaknesses, we continue to implement improvements related to our establishment of formal policies and procedures in addition to hiring more personnel to support our internal control objectives. We will also continue developing and maintaining policies and procedures. Additionally, we are committed to hiring sufficient personnel which are appropriate in both qualifications and experience for their relevant roles and improving collaboration between key functions within the Company to ensure timely and accurate reporting of financial matters. We have made notable progress in this area and will continue to evaluate our organization for areas of opportunity and further enhancement.

Asset Impairment

To remediate our asset impairment material weakness, we continue to implement control improvements for assessing and valuing asset impairments, particularly as they apply to our ROU lease assets and related items, including but not limited to the use of qualified, external subject matter professionals during our asset impairment process. We will continue to execute and evaluate operating effectiveness of adequate internal control over our asset impairment evaluation and valuation process.

Preferred Stock

To remediate our preferred stock material weakness, we continue to implement control improvements by engaging resources at the Company with experience in performing control activities over complex and/or non-routine transactions, as well as utilizing third-party consultants and specialists. We will continue to execute and evaluate operating effectiveness of adequate internal control over our preferred stock evaluation and valuation process.

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

Item 1A. Risk Factors

We have not identified any material changes to the risk factors previously disclosed in Part I - Item 1A - “Risk Factors” in our Annual Report, which is incorporated by reference into this Quarterly Report on Form 10-Q, other than as set forth below:

Our delayed SEC filings have made us currently ineligible to use certain registration statements to register the offer and sale of securities, which could have adverse effects including on our ability to raise capital or employee retention and recruitment.

Because we were unable to timely file this Quarterly Report on Form 10-Q, the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2025 (the “Q2 2025 Form 10-Q”), and certain other previous periodic reports with the SEC, we are not eligible to register the offer and sale of our securities using a registration statement on Form S-3 until we have timely filed all periodic reports required under the Exchange Act for one year. Should we wish to register the offer and sale of our securities to the public prior to the time we are eligible to use Form S-3, including for purposes of raising capital or permitting the resale of privately placed securities, we will be required to file a registration statement on Form S-1 and have it reviewed and declared effective by the SEC. Doing so would likely take longer than filing a registration statement on Form S-3 and increase our transaction costs, making it more difficult to execute any such transaction successfully and potentially harming our liquidity and financial condition. We have also been unable to have our resale registration statement on Form S-1 declared effective due to our delayed SEC filings. We will also need to file a post-effective amendment on Form S-1 to convert our previous Form S-3 registration statement with respect to resales of securities into a Form S-1, which may be reviewed and will need to be declared effective by the SEC. We cannot predict when we will regain eligibility to use Form S-3 or have an effective Form S-1, due in part to the uncertainties associated with our previously announced financial restatement process and the possibility of additional delays in our SEC filings.

Furthermore, our failure to timely file our periodic reports with the SEC resulted in the suspension of the availability of Form S-8 for issuances of shares pursuant to our equity incentive plans for employees and directors. For that reason, employees and directors have not been permitted to exercise outstanding stock options or receive unrestricted shares of our common stock pursuant to restricted stock units or other equity awards, and we will remain unable to grant other equity awards under our Form S-8 registration statements, until such time that we are deemed to have filed all reports and other materials required to be filed under the Exchange Act, including the Q2 2025 Form 10-Q. The suspension of our ability to utilize Form S-8 has adversely impacted employee morale, incentives, and recruitment, and if we fail to file future required reports, our ability to use Form S-8 for the above purposes will remain or again be suspended, which could adversely affect our business.

We have previously and may again require additional capital to support business growth or respond to business challenges, and this capital might not be available in a timely manner or on favorable terms.

We intend to continue investing in our business growth and may require additional funds to respond to business challenges, as we have in the past, including the need to develop or add new properties or services or enhance our existing properties or services, enhance our operating infrastructure, invest in the effort to integrate our properties with Marriott’s systems under the Marriott Agreement, add personnel, and acquire complementary businesses and technologies. Accordingly, we may need to engage in equity or debt financings to secure additional funds in the future, similar to recent financings that we’ve completed. If we raise additional funds through further issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences, and privileges superior to those of holders of our common stock. Any debt financing could involve restrictive covenants relating to financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions or strategic partnerships. Our outstanding shares of Series A Preferred Stock may also make it more difficult for us to raise capital in the future due to certain rights provided to the holders Series A Preferred Stock, including such holders’ senior rights relative to rights of the holders of our common stock and such holders’ right to collectively purchase on a pro-rata basis up to 25% of any equity offering until August 13, 2029 at a purchase price equal to 75% of the purchase price of any other investor in such offering, each as described in this Quarterly Report on Form 10-Q. Additionally, the 2025 Purchase Agreement grants a certain Covered Investor, which is a holder of the Preferred Stock, the right to purchase up to 100% of any equity offering or certain debt financings until July 4, 2026. If we are unable to obtain adequate or satisfactory financing when we require it, our ability to continue to support our business growth and to respond to business challenges could be significantly limited.

Our indebtedness and credit facilities contain financial covenants and other restrictions on our actions that may limit our financial and operational flexibility or otherwise adversely affect our results of operations.

The terms of certain of our indebtedness and credit facilities include a number of covenants that limit our ability and our subsidiaries’ ability to, among other things, incur additional indebtedness, grant liens, merge or consolidate with other companies, sell or otherwise dispose of our assets, pay dividends, make redemptions and repurchases of stock, make investments, loans and acquisitions, change the nature of our business or engage in transactions with affiliates. In addition, we must maintain our common stock’s listing on Nasdaq, and beginning in 2027, comply with a minimum free cash flow covenant and a minimum liquidity covenant. We may seek additional credit arrangements, in part to support letters of credit or other security instruments for our leases of guest properties. Any future credit arrangements may have stricter covenants or other more onerous terms than our current arrangements. The terms of our indebtedness and credit facilities may restrict our current and future operations and could adversely affect our ability to finance our future operations or capital needs. In addition, complying with these covenants may make it more difficult for us to successfully execute our business strategy, including potential acquisitions, and to compete against companies that are not subject to such restrictions. Any failure to comply with the covenants or payment requirements specified in our credit agreements has resulted and could again result in an event of default under the agreements, which, if not cured or waived, would give the lenders the right to terminate their commitments to provide additional loans, declare all borrowings outstanding, together with accrued and unpaid interest and fees, to be immediately due and payable, increase the interest rates applicable to such debt, and exercise rights and remedies, including by way of initiating foreclosure proceedings against any assets constituting collateral for the obligations under the credit facilities. If our debt were to be accelerated, we may not have sufficient cash or be able to borrow sufficient funds to refinance the debt or sell sufficient assets to repay the debt, which could immediately adversely affect our business, results of operations, financial condition, and cash flows. Even if we were able to obtain new financing, such financing may not be on commercially reasonable terms or on terms that are acceptable to us.

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

The purchasers of the shares of our Preferred Stock also have certain contractual rights. For example, we are obliged to file a registration statement under the Securities Act within 30 calendar days of the filing of this Annual Report with respect to the resale of shares of common stock receivable upon conversion of the Preferred Stock. The securities purchase agreements under which the shares of Preferred Stock were purchased give the purchasers thereunder the right to purchase up to 25% of any equity offering within the next five years. Additionally, the 2025 Purchase Agreement grants a certain Covered Investor, which is a holder of the Preferred Stock, the right to purchase up to 100% of any equity offering or certain debt financings until July 4, 2026.

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
•Other Warrants to purchase an aggregate of 21,196,402 shares of common stock at an exercise price of $1.50 per share.

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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the quarter ended March 31, 2025, none of the Company’s directors or Section 16 officers adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

The following exhibits are filed as part of this report or hereby incorporated by references to filings previously made with the SEC.

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed or Furnished Herewith

3.1	Amended and Restated Certificate of Incorporation of Sonder Holdings Inc.	8-K	001-39907	3.1	January 24, 2022

3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Sonder Holdings, Inc.	8-K	001-39907	3.1	September 19, 2023

3.3	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Sonder Holdings, Inc.	8-K	001-39907	3.1	October 1, 2024

3.4	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Sonder Holdings Inc. filed with the Secretary of State of the State of Delaware on December 23, 2024	8-K	001-39907	3.1	December 30, 2024
3.5	Certificate of Designation of Powers, Preferences and Rights of Series A Convertible Preferred Stock of Sonder Holdings Inc.	8-K	001-39907	3.1	August 19, 2024

3.6	Amended and Restated Bylaws of Sonder Holdings Inc.	8-K	001-39907	3.1	November 30, 2022

4.1	Specimen Stock Certificate of the Company	8-K	001-39907	4.1	January 24, 2022

4.2	Specimen Warrant Certificate of the Company	S-1	333-251663	4.3	December 23, 2020

4.3	Warrant Agreement, dated as of January 22, 2021, by and among Gores Metropoulos II, Inc., Computershare Inc., and Computershare Trust Company, N.A., as warrant agent	8-K	001-39907	4.1	January 25, 2021

4.4	Form of Warrant Agreement by and among Sonder Holdings Inc., Computershare Inc., and Computershare Trust Company, N.A., dated January 19, 2022	S-1	333-262438	4.3	January 31, 2022

10.1	Offer Letter between Sonder USA Inc. and Michael Hughes dated January 14, 2025	10-K	001-39907	10.25	July 24, 2025

4.5	Form of Warrant Agreement by and among the Company, Computershare Inc. and Computershare Trust Company, N.A., as warrant agent	8-K	001-39907	4.1	December 30, 2024

31.1
Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
						X

32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	Inline XBRL Instance Document					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)	X

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

Sonder Holdings Inc.
(registrant)

August 25, 2025	/s/ Rahul Thumati
Date	Rahul Thumati
Interim Chief Accounting Officer