Form 10-Q
period 2025-06-30
Sonder Holdings Inc.
filed 2025-10-14
CIK 1819395

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
FORM 10-Q
___________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
Yes ☐ No ☒
The registrant had 13,308,481 shares of common stock outstanding as of October 9, 2025.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements
SONDER HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(in thousands)

	June 30, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$27,130	$20,786
Restricted cash	43,828	51,268
Accounts receivable, net of allowance of $15,953 and $14,587 at June 30, 2025 and December 31, 2024, respectively	12,003	13,918
Prepaid expenses	2,597	4,141
Other current assets	11,605	9,733
Total current assets	97,163	99,846
Property and equipment, net	4,387	5,933
Operating lease right-of-use (“ROU”) assets	882,139	1,013,854
Other non-current assets	21,118	17,544
Total assets	$1,004,807	$1,137,177

Liabilities, mezzanine equity and stockholders’ deficit
Current liabilities:
Accounts payable	$49,193	$33,724
Accrued liabilities	36,167	32,621
Taxes payable	23,471	22,224
Deferred revenue	96,150	71,729
Other current liabilities	19,822	5,513
Current portion of long-term debt	1,000	1,000
Current operating lease liabilities	162,349	171,736
Total current liabilities	388,152	338,547
Non-current operating lease liabilities	867,816	1,009,169
Long-term debt, net	217,922	217,236
Other non-current liabilities	16,142	8,113
Total liabilities	1,490,032	1,573,065

Commitments and contingencies (Note 12)

Mezzanine equity:
Series A redeemable convertible preferred stock: $0.0001 par value; 250,000,000 shares authorized at June 30, 2025 and December 31, 2024, 59,690,000 and 43,300,000 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively	230,212	162,907

Stockholders’ deficit:
Common stock	1	1
Additional paid-in capital	971,552	977,112
Cumulative translation adjustment	(2,704)	7,360
Accumulated deficit	(1,684,286)	(1,583,268)
Total stockholders’ deficit	(715,437)	(598,795)
Total liabilities and stockholders’ deficit	$1,004,807	$1,137,177

See accompanying notes to unaudited condensed consolidated financial statements.

SONDER HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(in thousands, except share data)

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Revenue	$147,085	$164,601	$265,941	$298,080
Costs and operating expenses:
Cost of revenue (excluding depreciation and amortization)	80,975	94,652	177,824	195,015
Operations and support	37,996	46,411	76,028	96,391
General and administrative	6,740	29,272	33,557	53,557
Research and development	3,863	4,393	7,801	9,064
Sales and marketing	17,707	21,572	33,029	40,821
Integration costs	2,143	—	3,682	—
Restructuring and other charges	4,541	—	4,541	2,592
Total costs and operating expenses	153,965	196,300	336,462	397,440
Loss from operations	(6,880)	(31,699)	(70,521)	(99,360)

Interest expense, net	1,648	8,016	11,097	15,339
Lease adjustment gains, net	(5,325)	(71,123)	(16,463)	(95,024)
Loss on preferred stock issuance	43,842	—	43,842	—
Other income, net	(2,342)	(1,576)	(8,516)	(2,359)
Total non-operating expense (income), net	37,823	(64,683)	29,960	(82,044)
Income (loss) before income taxes	(44,703)	32,984	(100,481)	(17,316)
Provision (benefit) for income taxes	(180)	237	537	424
Net income (loss)	$(44,523)	$32,747	$(101,018)	$(17,740)

Basic and diluted net income (loss) per common share	$(3.96)	$2.94	$(8.44)	$(1.59)

Other comprehensive income (loss):
Net income (loss)	$(44,523)	$32,747	$(101,018)	$(17,740)
Change in foreign currency translation adjustment	(6,865)	1,395	(10,064)	806
Comprehensive income (loss)	$(51,388)	$34,142	$(111,082)	$(16,934)

See accompanying notes to unaudited condensed consolidated financial statements.

SONDER HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in thousands)

	Six months ended June 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(101,018)	$(17,740)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,586	9,965
Stock-based compensation	803	4,788
Amortization of operating lease ROU assets	64,845	89,252
Lease adjustment gains, net	(16,463)	(95,024)
Gain on foreign exchange	(7,181)	(1,058)
Capitalization of paid-in-kind interest on long-term debt	11,555	13,385
Credit loss expense	1,366	483
Amortization of debt discounts/premium and issuance costs	506	1,625
Loss on preferred stock issuance	43,842	—
Other non-cash activities	(811)	1,341
Changes in:
Accounts receivable	1,190	(3,003)
Prepaid expenses	1,577	(203)
Other current and non-current assets	(3,303)	(224)
Accounts payable	13,959	9,283
Accrued liabilities	2,978	929
Taxes payable	21	1,639
Deferred revenue	24,106	14,843
Operating lease ROU assets and operating lease liabilities, net	(69,831)	(103,560)
Other current and non-current liabilities	3,302	192
Net cash used in operating activities	(23,971)	(73,087)
Cash flows from investing activities:
Purchase of property and equipment	(2,653)	(2,092)
Proceeds on the disposition of property and equipment	450	—
Proceeds of key money investment	7,500	—
Capitalization of internal-use software	—	(117)
Net cash provided by (used in) investing activities	5,297	(2,209)
Cash flows from financing activities:
Repayment of debt	(500)	(505)
Proceeds from debt financing	—	10,000
Payment of debt issuance costs	—	(578)
Proceeds from preferred stock issuance	17,980	—
Net cash provided by financing activities	17,480	8,917
Effects of foreign exchange on cash	98	(995)
Net change in cash, cash equivalents, and restricted cash	(1,096)	(67,374)
Cash, cash equivalents, and restricted cash at beginning of period	72,054	136,497
Cash, cash equivalents, and restricted cash at end of period	$70,958	$69,123
See accompanying notes to unaudited condensed consolidated financial statements.

SONDER HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT (Unaudited)
Three and six months ended June 30, 2025
(in thousands, except share data)

	Common Stock		Post-Combination Exchangeable Common Stock		Additional Paid-in Capital	Accumulated Translation Adjustment	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount
Balance at December 31, 2024	11,041,999	$1	551,072	$—	$977,112	$7,360	$(1,583,268)	$(598,795)
Conversion of exchangeable stock	113	—	(113)	—	—	—	—	—
Vesting of restricted stock units, net of shares withheld for taxes	132,856	—	—	—	—	—	—	—
Preferred stock accretion to redemption value	—	—	—	—	3,239	—	—	3,239
Paid-in-kind dividend on preferred stock	—	—	—	—	(5,885)	—	—	(5,885)
Conversion of preferred stock	667,000	—	—	—	2,120	—	—	2,120
Stock-based compensation	—	—	—	—	2,269	—	—	2,269
Components of comprehensive loss:
Net loss	—	—	—	—	—	—	(56,495)	(56,495)
Change in cumulative translation adjustment	—	—	—	—	—	(3,199)	—	(3,199)
Balance at March 31, 2025	11,841,968	$1	550,959	$—	$978,855	$4,161	$(1,639,763)	$(656,746)
Preferred stock accretion to redemption value	—	—	—	—	(881)	—	—	(881)
Paid-in-kind dividend on preferred stock	—	—	—	—	(8,078)	—	—	(8,078)
Conversion of preferred stock	923,000	—	—	—	3,122	—	—	3,122
Stock-based compensation	—	—	—	—	(1,466)	—	—	(1,466)
Components of comprehensive loss:
Net loss	—	—	—	—	—	—	(44,523)	(44,523)
Change in cumulative translation adjustment	—	—	—	—	—	(6,865)	—	(6,865)
Balance at June 30, 2025	12,764,968	$1	550,959	$—	$971,552	$(2,704)	$(1,684,286)	$(715,437)

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
Components of comprehensive income:
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
Basis of Financial Statement Presentation and Principles of Consolidation

The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”, or “generally accepted accounting principles”). The condensed consolidated financial statements present the results of operations, financial position, and cash flows of the Company in accordance with consolidation accounting guidance. All intercompany balances and transactions have been eliminated in consolidation. The unaudited condensed consolidated balance sheet as of December 31, 2024 included herein was derived from the audited consolidated financial statements as of that date, but does not include all disclosures, including certain notes required by GAAP on an annual reporting basis. In management’s opinion, the unaudited condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the balance sheets and statements of operations and comprehensive loss, stockholders’ deficit, and cash flows for the interim periods, but are not necessarily indicative of the results of operations to be anticipated for the full fiscal year or any future period.

These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes included in the Annual Report, which was initially filed with the SEC on July 23, 2025.

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

Notice of Delisting

On August 20, 2025, the Company received a notice (the “Q2 10-Q Notice”) from Nasdaq notifying the Company that, because the Company was delinquent in filing the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2025, the Company continues to not comply with Nasdaq Listing Rule 5250(c)(1) (the “Listing Rule”), which requires companies with securities listed on Nasdaq to timely file all required periodic reports with the SEC. The Q2 10-Q Notice had no immediate effect on the listing or trading of the Company’s common stock or Public Warrants on the Nasdaq Global Select Market.

In accordance with Nasdaq’s listing rules, the Company was required to submit a plan of compliance (the “Plan”) to Nasdaq demonstrating the Company’s ability to regain compliance with the Listing Rule and Nasdaq has the discretion to grant the Company up to 180 calendar days from the due date of the Annual Report, or October 13, 2025, to regain compliance. The Q2 10-Q Notice required the Company to submit an update to the Plan no later than September 4, 2025. The Company submitted an update to the Plan on September 4, 2025 and the filing of this Quarterly Report on Form 10-Q cures the filing deficiency described in the Q2 10-Q Notice.
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
•continuing to focus on identifying and executing cost optimization initiatives,
•continuing to review the Company’s lease portfolio to mitigate losses related to certain underperforming properties and to assess the Company’s portfolio of rents relative to current operations and existing market rents; and
•improving the Company’s financial performance through the potential to increase revenue by integrating with Marriott’s commercial engine and deliver costs savings.

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

On August 5, 2025, the Company amended the Marriott Agreement to, among other things, defer certain fees and other amounts owed to Marriott by the Company under the Marriott Agreement for a period of up to 12 months.

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

Use of Estimates

The preparation of consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, and the reported amounts of revenue and expense during the reporting periods. Examples of management’s estimates and assumptions include, but are not limited to, the fair value of share-based awards, estimated useful life of long-lived assets, allowance for credit losses, valuation of intellectual property and intangible assets, contingent liabilities, valuation allowance for deferred tax assets, ROU asset impairment, valuation of the preferred stock issuance and valuation of non-routine complex transactions, such as recognition of the NPA Warrants, NPA Waiver Warrants, Preferred Stock Participation Right, Earn Out Liability, SPAC Warrants (each as defined below) and forward contracts, among others. These estimates are based on information available as of the date of the condensed consolidated financial statements; therefore, actual results could differ from those estimates.

Integration Costs

The Company defines integration costs as costs incurred to integrate under the Marriott Agreement. These include costs incurred to integrate the Company’s portfolio of properties under the Marriott system, costs incurred to comply with certain Marriott standards, technology and systems costs related to the integration.

Supplemental Cash Flow Information

The following table shows supplemental cash flow information (in thousands):

	Six months ended June 30,
	2025	2024
Supplemental disclosures of cash flow information:
Cash paid for income taxes	$250	$544
Cash paid for interest	$430	$772
Supplemental disclosures of non-cash investing and financing activities
Accrued purchases of property and equipment	$844	$40
Operating ROU assets obtained in exchange for operating lease liabilities, net of adjustments(1)	$(81,915)	$(137,811)
Reconciliation of cash, cash equivalents, and restricted cash:
Cash and cash equivalents	$27,130	$17,542
Restricted cash	43,828	51,581
Cash, cash equivalents, and restricted cash at end of period	$70,958	$69,123
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

Recently Issued Accounting Standards Not Yet Adopted

In December 2023, the FASB issued ASU No. 2023-09 Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”), which requires companies to disclose, on an annual basis, specific categories in the effective tax rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold. In addition, ASU 2023-09 requires companies to disclose additional information about income taxes paid. ASU 2023-09 will be effective for annual periods beginning January 1, 2025 and will be applied on a prospective basis with the option to apply the standard retrospectively. We are evaluating the disclosure impact of ASU 2023-09 and its impact on the Company’s consolidated financial statements.

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40) (“ASU 2024-03”), which requires companies to disclose additional information about specific expense categories in the notes to the financial statements. ASU 2024-03 will be effective for annual periods beginning January 1, 2026 and will be applied either prospectively to financial statements issued for reporting periods after the effective date of this update or retrospectively to any or all prior periods presented in the financial statements. Early adoption is permitted. We are evaluating the disclosure impact of ASU 2024-03 and its impact on the Company’s consolidated financial statements.

Note 3. Revenue

The Company generates revenues primarily by providing accommodations to its guests. Direct revenue was historically generated from stays booked through Sonder.com, the Sonder app, or directly through the Company’s sales personnel. Beginning in April 2025, direct revenue is generated from stays booked through Marriott.com and the Marriott Bonvoy® app, as part of the Company’s phased integration under the Marriott Agreement, or directly through the Company’s sales personnel. As of July 2025, Marriott.com and the Marriott Bonvoy® app fully replaced the booking functionality of Sonder.com and the Sonder app. Indirect revenue is generated from stays booked through third party online travel agencies (“OTAs”).

The following table sets forth the Company’s total revenues disaggregated between direct and indirect (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Direct revenue	$57,352	$77,893	$98,859	$136,148
Indirect revenue	89,733	86,708	167,082	161,932
Total revenue	$147,085	$164,601	$265,941	$298,080

No individual guest represented over 10% of revenues for the three and six months ended June 30, 2025 and 2024.

Three OTAs represented approximately 28%, 18%, and 11% of revenues for the three months ended June 30, 2025. Two OTAs represented approximately 22% and 18% of revenues for the three months ended June 30, 2024. Three OTAs represented approximately 28%, 18%, and 13% of revenues for the six months ended June 30, 2025. Three OTAs represented approximately 23%, 18%, and 10% of revenues for the six months ended June 30, 2024.

No OTAs represented over 10% of the gross accounts receivable balance at June 30, 2025 and December 31, 2024.

Note 4. Balance Sheet Details

Other current assets

Other current assets consists of the following (in thousands):

	June 30, 2025	December 31, 2024
Non-income tax assets	10,254	8,150
Deposits due from landlords	299	539
Other current assets	1,052	1,044
Total other current assets	$11,605	$9,733

Other non-current assets

Other non-current assets consists of the following (in thousands):

	June 30, 2025	December 31, 2024
Long-term deposits due from landlords	$16,207	$12,813
Deferred tax assets	4,471	4,171
Debt issuance costs on undrawn credit facilities	130	259
Other non-current assets	310	301
Total other non-current assets	$21,118	$17,544

Accrued liabilities

Accrued liabilities consists of the following (in thousands):

	June 30, 2025	December 31, 2024
Accrued legal expenses	$20,284	$18,540
Accrued compensation	6,253	1,703
Accrued direct costs(1)	3,198	3,454
Accrued other liabilities	6,432	8,924
Total accrued liabilities	$36,167	$32,621
(1) Direct costs include utilities, maintenance, insurance, cleaning, and other expenses related to the Company’s properties.

Other current liabilities

Other current liabilities consists of the following (in thousands):

	June 30, 2025	December 31, 2024
NPA Warrants(2) liability	$12,615	$—
NPA Waiver Warrants(2) liability	1,345	1,585
Preferred Stock Participation Right	2,590	1,284
Other	3,272	2,644
Total other current liabilities	$19,822	$5,513
(2) As defined in Note 5, Fair Value Measurement and Financial Instruments.

Other non-current liabilities

Other non-current liabilities consists of the following (in thousands):

	June 30, 2025	December 31, 2024
Marriott key money liability	$14,559	$7,344
Other	1,583	769
Total other non-current liabilities	$16,142	$8,113

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

Preferred Stock Participation Right

As part of the August 2024 Securities Purchase Agreements (as defined in Note 7, Redeemable Preferred Stock), the Company recognized a liability for the Preferred Stock Participation Right (as defined in Note 7, Redeemable Preferred Stock) of $1.3 million within other current liabilities in the condensed consolidated balance sheets as of December 31, 2024. The change in fair value of the participation right recognized from inception on August 13, 2024 through the year ended December 31, 2024 was not significant. The change in fair value of the participation right recognized for both the three and six months ended on June 30, 2025 was $1.3 million.

SPAC Warrants

As part of Gores Metropoulos II, Inc.’s (“GMII”) initial public offering, GMII issued 9,000,000 public warrants (the “Public Warrants”) and 5,500,000 private placement warrants (the “Private Placement Warrants”), of which, every 20 warrants are exercisable for one share of common stock at a price of $230.00 per share (collectively, the “SPAC Warrants”).

Management has determined that the SPAC Warrants issued in GMII’s initial public offering, which remained outstanding at the consummation of the business combination of GMII with Sonder Operating Inc. f/k/a Sonder Holdings Inc. (the “Business Combination”) and became exercisable for shares of the Company’s common stock, are subject to accounting treatment as a liability. At the consummation of the Business Combination and at June 30, 2025, the Company used the Public Warrants stock price to value the Public Warrants.

At June 30, 2025, the SPAC Warrants were valued at $0.01 per warrant.

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

At June 30, 2025 and December 31, 2024, the Earn Out Liability was not significant.

Delayed Draw Warrants

The fair value of the Delayed Draw Warrants (as defined in Note 6, Debt) was estimated by separating the Delayed Draw Notes (as defined in Note 6, Debt) into the debt and warrants components and assigning a fair value to each component. The value assigned to the debt component was the estimated fair value as of the issuance date of similar debt without the warrants. The value assigned to the Delayed Draw Warrants component was estimated using the Black-Scholes option-pricing model using Level 3 inputs and was considered to be non-recurring in nature, in accordance with ASC 820, Fair Value Measurement. The warrants component was recorded as a debt discount, which is amortized using the effective interest method over the period from the date of issuance through the maturity date. Upon consummation of the Business Combination, the fair value of the Delayed Draw Warrants was $5.6 million and was included in additional paid-in capital in the condensed consolidated balance sheets. As described in Note 6, Debt, in connection with the Third Notes Amendment to that certain Note and Warrant Purchase Agreement, dated as of December 10, 2021 (the “2021 Purchase Agreement”), the purchasers to the 2021 Note Purchase Agreement (the “2021 NPA Purchasers”) received New Delayed Draw Warrants (as defined in Note 6, Debt) and the previously issued Delayed Draw Warrants to the 2021 NPA Purchasers were canceled. In August 2024, all New Delayed Draw Warrants were exercised for cash.

NPA Waiver Obligation and NPA Waiver Warrants

In connection with the NPA Waiver (as defined in Note 6, Debt), the Company promised to issue shares or to deliver cash to the 2021 NPA Purchasers (the “NPA Waiver Obligation”). The Company accounted for the NPA Waiver Obligation as a liability classified instrument. Upon issuing the NPA Waiver Obligation, the fair value was $1.3 million.

Following approval of the Share Increase Proposal (as defined in the NPA Waiver) at the Company’s annual meeting of stockholders held on December 23, 2024 (the “2024 Annual Meeting”), on December 30, 2024, the Company issued warrants to the 2021 NPA Purchasers to purchase an aggregate of 500,000 shares of the Company’s common stock, each with an exercise of $0.01 (the “NPA Waiver Warrants”). The NPA Waiver Obligation was marked to fair value of $1.6 million immediately prior to the settlement of the obligation. Upon settlement of the obligation, the NPA Waiver Obligation was recharacterized as NPA Waiver Warrants, which are accounted for as liabilities. As of the effective date of December 30, 2024, the NPA Waiver Warrants can be exercised with no restrictions. As such, at June 30, 2025 and December 31, 2024, the Company’s stock price was used to value all NPA Waiver Warrants. The change in the fair value of the NPA Waiver Warrants for both the three and six months ended on June 30, 2025 was $0.2 million. The change in fair value of the NPA Waiver Warrants as of the effective date of December 30, 2024 through the quarter ended on December 31, 2024 was not significant.

NPA Warrants

In connection with the Company’s entrance into the Sixth NPA Amendment (as defined in Note 6, Debt), the Company issued warrants to the Investors to purchase an aggregate of up to 5 million shares of the Common Stock at $1.00 per share (collectively, the “NPA Warrants”). Each NPA Warrant became exercisable after the Company obtained the 2025 Stockholder Approval (as defined in Note 7, Redeemable Preferred Stock) and will be exercisable until April 11, 2030. The Company accounted for the NPA Warrants as a liability classified instrument. Upon issuing the NPA Warrants on April 11, 2025, the fair value was $10.5 million. The change in the fair value of the NPA Warrants as of the effective date of April 11, 2025 through the quarter ended June 30, 2025 was an increase of $2.1 million.

The Company used a Black-Scholes Merton (“BSM Model”) model to estimate the fair value of the NPA Warrants using Level 3 inputs. The key inputs and assumptions used in the BSM Model are as follows:

	April 11, 2025	June 30, 2025
Risk-free interest rate	4.11%	3.74%
Expected volatility	142.7%	140.8%
Expected dividend yield	—%	—%
Contractual expiration	5.00 years	4.78 years
Strike price	$1.00	$1.00
Stock price	$2.25	$2.70

Recurring Fair Value Measurements

At June 30, 2025, the Preferred Stock Participation Right, NPA Warrants and NPA Waiver Warrants were included in other current liabilities in the condensed consolidated balance sheets. At June 30, 2025, the Earn Out Liability and Public Warrants liability were included in other non-current liabilities in the consolidated balance sheets. The following table presents fair value information for liabilities measured at fair value on a recurring basis as of June 30, 2025 (in thousands):

	Level 1	Level 3	Total
Preferred Stock Participation Right	$—	$2,590	$2,590
NPA Warrants(1)	—	12,615	12,615
NPA Waiver Warrants	1,345	—	1,345
Earn Out Liability	—	15	15
Public Warrants	246	—	246
Total liabilities measured at fair value	$1,591	$15,220	$16,811
(1) At inception, on April 11, 2025, the fair value of the NPA Warrants was $10.5 million.

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

	Level 1	Level 3	Total
Preferred Stock Participation Right(1)	$—	$1,284	$1,284
NPA Waiver Warrants(2)	1,585	—	1,585
Earn Out Liability	—	15	15
Public Warrants	203	—	203
Total liabilities measured at fair value	$1,788	$1,299	$3,087
(1) At inception, on August 13, 2024, the fair value of the Preferred Stock Participation Right was $1.3 million.
(2) At inception, on December 30, 2024 when the NPA Waiver Obligation was recharacterized as NPA Waiver Warrants, the fair value of the NPA Waiver Warrants were $1.6 million.

The following table represents changes in Level 3 liabilities measured at fair value on a recurring basis for the six months ended June 30, 2025 (in thousands):

Level 3
Beginning balance, at January 1, 2025	$1,299
Issuance of NPA Warrants	10,527
Change in fair value of NPA Warrants	2,088
Change in fair value of Preferred Stock Participation Right	1,306
Ending balance, at June 30, 2025	$15,220

The following table presents changes in Level 3 liabilities measured at fair value on a recurring basis for the year ended December 31, 2024 (in thousands):

Level 3
Beginning balance, at January 1, 2024	$45
Issuance of Forward Contract Liability(1)	53,690
Issuance of Preferred Stock Participation Right	1,291
Issuance of NPA Waiver Obligation	1,343
Change in fair value of Forward Contract Liability(1)	28,652
Change in fair value of Earn Out Liability	(30)
Change in fair value of Preferred Stock Participation Right	(7)
Change in fair value of NPA Waiver Obligation	237
Settlement of Forward Contract Liability(1)	(82,342)
Settlement of NPA Waiver Obligation	(1,580)
Ending balance, at December 31, 2024	$1,299
(1) As part of the August 2024 Securities Purchase Agreements, as described further in Note 7, Redeemable Preferred Stock, the transaction included a Liability-classified forward contract for commitments of investors to purchase, and commitments of the Company to sell, additional shares of Series A Preferred Stock. This commitment ended upon the issuance of the second tranche of Series A Preferred Stock in November 2024.

There were no transfers of financial instruments between valuation levels during the six months ended June 30, 2025 and the year ended December 31, 2024.

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

Note 6. Debt

Note Purchase Agreements

On December 10, 2021, the Company entered into the 2021 Purchase Agreement with the 2021 NPA Purchasers for the sale of delayed draw notes in an aggregate of $165.0 million (the “Delayed Draw Notes”) to be available to the Company following the consummation of the Business Combination. The 2021 Purchase Agreement also provided for the issuance of warrants to purchase an aggregate of 123,750 shares of the Company’s common stock, with an exercise price of $250 per share (the “Delayed Draw Warrants”).

On June 10, 2024, the Company entered into a waiver and amendment to the 2021 Purchase Agreement (the “Third Notes Amendment”) to provide for (i) a permanent waiver of certain non-compliance relating to financial reporting, (ii) the limited forbearance of certain rights and remedies available under the transaction documents, (iii) the amendment of certain financial covenants, and (iv) additional commitments with an aggregate principal amount of $10.0 million. In addition, the 2021 NPA Purchasers also received detachable warrants (the “New Delayed Draw Warrants”) to purchase an aggregate of 475,264 shares of the Company’s common stock, each with an exercise price of $0.01 per share and an expiration date five years after the issuance date, and the previously issued Delayed Draw Warrants to the 2021 NPA Purchasers were canceled. The 2021 NPA Purchasers were also provided with customary registration rights for shares issuable upon exercise of the New Delayed Draw Warrants. Subsequently on June 10, 2024, the Company issued the $10.0 million of Delayed Draw Notes, together with the New Delayed Draw Warrants. In August 2024, all New Delayed Draw Warrants were exercised for cash. The Company used the proceeds from this issuance of Delayed Draw Notes and the exercise of the New Delayed Draw Warrants for general corporate purposes.

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

On October 28, 2024, the Company entered into a limited waiver and consent agreement (the “NPA Waiver”) to the 2021 Purchase Agreement to, among other things, provide for the Company’s commitment to, on the date that the Company files its Current Report on Form 8-K disclosing the voting results of the Company’s 2024 Annual Meeting, (1) if the Share Increase Proposal (as defined in the NPA Waiver) is approved at the 2024 Annual Meeting, issue warrants to the 2021 NPA Purchasers to purchase an aggregate of (A) 500,000 shares of the Company’s common stock, if the Company elects to issue warrants with an exercise price of $0.01 or (B) 625,000 shares of the Company’s common stock, if the Company elects to issue warrants with an exercise price of $1.00, or (2) if the Share Increase Proposal is not approved at the 2024 Annual Meeting, make a payment to the 2021 NPA Purchasers in the aggregate amount of $3.0 million. As a result of the NPA Waiver, the debt balances associated with the Delayed Draw Notes have been reclassified from current portion of long-term debt to long-term debt, net as of June 30, 2025 and December 31, 2024. Following approval of the Share Increase Proposal at the 2024 Annual Meeting, the Company issued warrants to the 2021 NPA Purchasers.

On April 11, 2025, the Company entered into an amendment to the 2021 Purchase Agreement (the “Sixth NPA Amendment”), which modifies the 2021 Purchase Agreement and the subordinated secured notes issued pursuant to the 2021 Purchase Agreement (the “2021 Notes”).

Among other things, the Sixth NPA Amendment provides for (i) certain waivers in connection with the consummation of the transactions contemplated by the April 2025 Securities Purchase Agreements (as defined in Note 7, Redeemable Preferred Stock), (ii) the cancellation of an amount equal to 15% of the sum of the aggregate principal amount of the 2021 Notes and accrued but unpaid interest on the 2021 Notes as of the amendment date, (iii) a reduction in the interest rate applicable to the 2021 Notes, (iv) an extension of the option to pay interest in kind, and (v) amendments to certain covenants under the 2021 Purchase Agreement.

In connection with the Company’s entrance into the Sixth NPA Amendment, the Company issued warrants to the Investors (as defined in the Sixth NPA Amendment) to purchase an aggregate of up to 5 million shares of the Company’s common stock at $1.00 per share (collectively, the “NPA Warrants”). Each NPA Warrant became exercisable after the Company obtained the 2025 Stockholder Approval and will be exercisable until April 11, 2030. The exercise price of the NPA Warrants is subject to adjustment in the event of stock dividends, stock splits, stock combinations, reorganizations or similar events affecting the Common Stock. Subject to limited exceptions, a holder of the NPA Warrants will not have the right to exercise any portion of its NPA Warrant if the holder (together with such holder’s affiliates, and any persons acting as a group together with such holder or any of such holder’s affiliates) would beneficially own a number of shares of Common Stock in excess of 4.99% of the shares of Common Stock then outstanding. At the holder’s option, upon notice to the Company, the holder may increase or decrease this beneficial ownership limitation not to exceed 9.99% of the shares of Common Stock then outstanding, with any such increase becoming effective upon 61 days’ prior notice to the Company.

The Sixth NPA Amendment was evaluated and constitutes a single transaction that is accounted for as a troubled debt restructuring. The Sixth NPA Amendment is considered a troubled debt restructuring because the Company was experiencing financial difficulty at the time of the transaction and the 2021 NPA Purchasers granted a concession to the Company. A concession was determined to be granted to the Company, as the effective interest rate of the restructured debt was lower than the effective interest rate of the debt preceding the Third Notes Amendment.

In accordance with ASC 470-60, Troubled Debt Restructurings by Debtors, the Company first reduced the carrying amount of the Delayed Draw Notes by the fair value of the NPA Warrants, as this represented value provided to the 2021 NPA Purchasers in connection with the debt cancellation. Since the total undiscounted future cash payments exceed the carrying value of the Delayed Draw Notes, there is no gain recognized on the troubled debt restructuring. Instead, the Company calculated a new effective interest rate in the amount that equates (i) the present value of future cash payments of the modified terms to (ii) the carrying value. Other direct costs incurred by the Company in connection with the troubled debt restructuring are expensed in the period incurred.

At June 30, 2025 and December 31, 2024, the effective interest rate of the Delayed Draw Notes was 4.7% and 16.7%, respectively.

As discussed in Note 15, Subsequent Events, on August 5, 2025, the Company entered into a Note and Warrant Purchase Agreement (the “2025 Purchase Agreement”), with certain qualified institutional buyers or accredited investors (each a “2025 NPA Purchaser” and, collectively, the “2025 NPA Purchasers”), certain of whom are holders of shares of the Company’s Series A Preferred Stock, whereby the Company issued and sold $24.54 million of units (the “Units”), each comprised of (i) a senior secured promissory note (the “2025 Notes”) and (ii) a warrant to purchase shares of the Company’s common stock, par value $0.0001 per share at an exercise price of $1.50 per share (the “2025 Warrants,” the shares underlying the Warrants, the “2025 Warrant Shares”, and the offering of the Units, the “August 2025 Financing”).

The 2025 Notes mature on July 4, 2026 and accrue interest on the unpaid principal amount at a rate of 15.0% per annum, payable in kind quarterly in arrears. The 2025 Notes are subject to mandatory redemption upon the occurrence of change of control events, certain asset sales and excess cash flow amounts, subject to certain exceptions. The Company may use the proceeds of the 2025 Notes for working capital and general corporate purposes.

Loan Agreement

As discussed in Note 15, Subsequent Events, on August 5, 2025, the Company entered into a Loan Agreement (the “Loan Agreement”) with Marriott International, Inc. (“MI”), as administrative and collateral agent for the lenders, providing for senior secured notes (the “Lender Notes”) to evidence the replacement, on a cashless basis and for a period of up to 12 months, of certain fees and other amounts (the “Roll-Up Payments”) owed to MI by the Company pursuant to the Third Amendment (as defined in Note 15, Subsequent Events).

The Lender Notes mature on July 4, 2026 and accrue interest on the unpaid principal amount at a per annum rate equal to the prime rate, plus 3.00%, payable in kind monthly in arrears. The Lender Notes are subject to mandatory prepayment upon the occurrence of change of control events, certain asset sales and excess cash flow amounts, subject to certain exceptions. The Lender Notes are guaranteed by the Company’s domestic subsidiaries and are secured by substantially all of the assets of the Company and its domestic subsidiaries on a pari passu basis and rank pari passu in right of payment to the 2025 Notes. The Lender Notes and related liens will rank senior in right of payment and lien priority to the 2021 Notes. The Company may use the proceeds of the Lender Notes for paying the Roll-Up Payments and general corporate purposes.

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

Equipment Financing Agreement

On July 25, 2023, the Company entered into a master equipment financing agreement (the “EFA”), which is accounted for as debt under ASC 470. In accordance with the EFA, the Company received approximately $3.0 million in exchange for conveying an interest in certain furniture, fixtures, and equipment (the “FF&E”). The EFA contains customary terms and events of default and provides for 12 quarterly payments with an effective interest rate of approximately 12.8% at both June 30, 2025 and December 31, 2024, which includes a balloon payment at the end of the term. The EFA terminates in July 2026. Upon maturity, all interest in the FF&E will revert back to the Company.

Long term debt, net consisted of the following (in thousands):

	June 30, 2025	December 31, 2024
Delayed Draw Notes, including capitalized PIK interest	$205,631	$229,996
EFA	1,250	1,500
Add (Less): unamortized debt premium (discount)	12,041	(13,260)
Total debt, net	$218,922	$218,236
Less: current portion of long-term debt	(1,000)	(1,000)
Total long-term debt, net	$217,922	$217,236

At both June 30, 2025 and December 31, 2024, the current portion of long-term debt consisted of $1.0 million in principal on the EFA.

2022 Loan and Security Agreement

On December 10, 2022, the Company entered into a loan and security agreement with Silicon Valley Bank (“SVB”) (now, a division of First Citizens Bank & Trust Company) (the “2022 Loan and Security Agreement”) for a revolving line of credit in an aggregate principal balance of $60.0 million with a maturity date of December 21, 2025. The facility may be utilized for revolving loans or letter of credit issuances subject to the terms of the 2022 Loan and Security Agreement. As of June 30, 2025, all letters of credit under this facility are fully cash collateralized, and as a result, the Company may not draw against the facility pursuant to the terms of the agreement. The 2022 Loan and Security Agreement includes: (i)(x) a letter of credit fee for each letter of credit equal to 1.5% per annum of the dollar equivalent of the face amount of each letter of credit issued and (y) a letter of credit fronting fee equal to 0.25% per annum of the dollar equivalent of the face amount of each letter of credit issued, and (ii) an unused revolving line fee equal to 0.25% per annum of the average unused portion of the revolving line of credit.

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

At June 30, 2025, the Company was in compliance with all financial covenants related to the 2022 Loan and Security Agreement, as amended. Additionally, at June 30, 2025, there were no revolving borrowings outstanding under the 2022

Loan and Security Agreement. Outstanding letters of credit at June 30, 2025 and December 31, 2024 were permitted under the 2022 Loan and Security Agreement and totaled $40.9 million and $48.3 million, respectively.

As discussed in Note 15, Subsequent Events, the Company terminated the 2022 Loan and Security Agreement on August 5, 2025.

2020 Québec Credit Facility

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

Restricted Cash

During the six months ended June 30, 2025 and 2024, the Company entered into multiple cash collateral agreements in connection with the issuance of letters of credit and corporate credit card programs. At June 30, 2025 and December 31, 2024, the Company had $43.8 million and $51.3 million, respectively, of cash collateral which is reported as restricted cash on the condensed consolidated balance sheets.

Note 7. Redeemable Preferred Stock

On August 13, 2024, the Company entered into securities purchase agreements (the “August 2024 Securities Purchase Agreements”) with certain qualified institutional buyers or accredited investors (each a “August 2024 Purchaser” and collectively, the “August 2024 Purchasers”) of an aggregate of 43.3 million newly issued shares of Series A Preferred Stock, in exchange for cash consideration in an aggregate amount of approximately $43.3 million (the “August 2024 Preferred Financing”). The sale of the Series A Preferred Stock pursuant to the August 2024 Preferred Financing took place in two tranches. The first tranche, comprised of approximately 14.7 million shares of Series A Preferred Stock for an aggregate purchase price of approximately $14.7 million, closed on August 13, 2024. The second tranche, comprised of approximately 28.6 million shares of Series A Preferred Stock for an aggregate purchase price of approximately $28.6 million, closed on November 6, 2024, following the satisfaction of certain closing conditions set forth in the August 2024 Securities Purchase Agreements, including the filing of the Annual Report and the Company’s Quarterly Reports on Form 10-Q for the fiscal quarters ended March 31, 2024 and June 30, 2024 (collectively, the “SEC Documents”). The August 2024 Securities Purchase Agreements required the Company to hold a special meeting of stockholders within 30 calendar days of the filing of the SEC Documents for the purpose of obtaining stockholder approval of proposals to issue shares of common stock to the August 2024 Purchasers in connection with the conversion of the Series A Preferred Stock into common stock that would, absent such approval, violate Nasdaq Rules 5635(b), (c) and (d) (the “2024 Stockholder Approval”). The August 2024 Securities Purchase Agreements also require the Company to file a registration statement under the Securities Act within 30 calendar days of the filing of the SEC Documents with respect to the resale of shares of common stock receivable upon conversion of the Series A Preferred Stock. Following receipt of the 2024 Stockholder Approval, all 43.3 million shares of the Series A Preferred Stock are convertible into shares of common stock. At the Special Meeting of Stockholders held on September 30, 2024, the Company obtained the 2024 Stockholder Approval.

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

The August 2024 Securities Purchase Agreements grant the August 2024 Purchasers the right to purchase up to 25% of any equity offering within the next five years (a “Subsequent Financing”). The August 2024 Purchasers are entitled to participate on a pro-rata basis (determined by their proportionate participation in the August 2024 Preferred Financing) at a purchase price equal to 75% of the purchase price of any other investor in such Subsequent Financing. The Company recognized a liability for this Preferred Stock Participation Right of $2.6 million within other current liabilities in the condensed consolidated balance sheets as of June 30, 2025. The change in fair value of the participation right recognized from inception on August 13, 2024 through December 31, 2024 was not significant. The change in change in fair value of the participation right recognized for both the three and six months ended on June 30, 2025 was $1.3 million.

The August 2024 Securities Purchase Agreements contain other representations, warranties and covenants of the Company and the August 2024 Purchasers.

April 2025 Security Purchase Agreements

On April 11, 2025, the Company entered into the April 2025 Securities Purchase Agreements, with certain qualified institutional buyers or accredited investors (each a “April 2025 Purchaser” and collectively, the “April 2025 Purchasers”) whereby the Company issued and sold an aggregate of 17.98 million shares (the “Preferred Shares”) of Series A Preferred Stock, at a purchase price of $1.00 per share, resulting in aggregate gross proceeds to the Company of $17.98 million (such offering, the “April 2025 Preferred Financing”). The terms of the Preferred Shares are identical to the outstanding shares of Series A Preferred Stock.

Under the April 2025 Securities Purchase Agreements, the April 2025 Purchasers each agreed that the Preferred Shares collectively will be immediately convertible into up to 19.99% of the outstanding shares of the Company’s common stock, par value $0.0001 per share, on April 11, 2025. The April 2025 Securities Purchase Agreements require the Company to hold a special meeting of stockholders within 30 calendar days after the Company has filed the Annual Report for the purpose of obtaining stockholder approval of a proposal to approve the issuance of the shares of common stock issuable upon conversion of the Preferred Shares in accordance with Rule 5635 of Nasdaq and, such proposal, the (“First Nasdaq Proposal”) and a proposal to increase the number of authorized shares of common stock to 210,921,255 shares (the “First Authorized Share Proposal” and, such approvals for the First Nasdaq Proposal and the First Authorized Share Proposal collectively, the “2025 Stockholder Approval”). Following receipt of 2025 Stockholder Approval, the Preferred Shares are fully convertible into shares of Common Stock and will vote on all applicable matters in accordance with the Certificate of Designation. The Company obtained the 2025 Stockholder Approval at the Special Meeting of Stockholders held on June 6, 2025 (the “2025 Special Meeting”).

The April 2025 Securities Purchase Agreements also require the Company to file a registration statement under the Securities Act, within 30 calendar days of the filing the Annual Report with respect to the resale of shares of common stock receivable upon conversion of the Preferred Shares.

Francis Davidson, the Company’s former CEO and a former member on the Board, entered into an April 2025 Securities Purchase Agreement with the Company as part of the April 2025 Preferred Financing, pursuant to which Mr. Davidson purchased $595,000 in the April 2025 Preferred Financing.

To the extent the April 2025 Purchasers do not already have such right, the April 2025 Securities Purchase Agreements grant the April 2025 Purchasers the Preferred Stock Participation Right to purchase up to 25% of any Subsequent Financing until August 13, 2029. The April 2025 Purchasers are entitled to participate on a pro-rata basis (determined by their proportionate ownership of the common stock assuming conversion of their shares of Series A Preferred Stock) at a purchase price equal to 75% of the purchase price of any other investor in such Subsequent Financing.

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

Holders of the Series A Preferred Stock are entitled to receive, when, as and if declared by the Board, cumulative dividends in cash (subject to conditions that a cash payment (i) may not violate the Company’s debt agreements and (ii) may not be made without the prior written consent of holders of at least 70% of the outstanding Series A Preferred Stock) or, if not declared and paid in cash, receive an accrual of cumulative dividends as PIK on the liquidation preference, or at a rate of (a) fifteen percent (15.00%) from August 13, 2024 through August 13, 2025, (b) ten percent (10.00%) from August 14, 2025 through August 13, 2027, and (c) five percent (5.00%) from August 14, 2027 through August 13, 2028 on the sum of (i) the liquidation preference per share of Series A Preferred Stock and (ii) all accumulated and unpaid dividends (if any), payable quarterly, in arrears. Dividends accumulate on a daily basis from the most recent date as to which dividends have been paid, or, if no dividends have been paid, from the date of issuance of such shares of Series A Preferred Stock (whether or not (i) any of the Company’s agreements prohibit the current payment of dividends, (ii) there shall be earnings or funds of the Company legally available for the payment of such dividends, or (iii) the Company declares the payment of dividends), until the earlier of: (x) the date that the Company publicly reports that it has realized at least $87.0 million of free cash flow (representing cash used in operating activities plus cash used in investing activities) over a twelve month period; or (y) August 13, 2028.

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

Following the Company obtaining the 2024 Stockholder Approval, holders of the Series A Preferred Stock are entitled to vote on an as-converted-to-common-stock basis as provided in the Certificate of Designation, are entitled to a 0.7 vote for each share of Series A Preferred Stock they hold, and powers of the holders of the common stock, and are entitled to vote together with the common stock with respect to any question upon which holders of common stock have the right to vote. In addition, approval of holders of 70% of the shares of Series A Preferred Stock is required to among other things (i) alter or change the terms of the Series A Preferred Stock or of any other capital stock of the Company so as to affect adversely the Series A Preferred Stock, (ii) create, authorize the creation of, or issue any Senior Securities or Parity Securities (as such terms are defined in the Certificate of Designation) to the Series A Preferred Stock as to dividend, redemption or distribution of assets upon a Fundamental Change, (iii) increase or decrease the authorized number of shares of Series A Preferred Stock, (iv) issue more than a number of shares of common stock set forth in the Certificate of Designation prior to July 1, 2025, or (v) issue any Series A Preferred Stock except pursuant to the terms of the August 2024 Securities Purchase Agreements.

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

The Company recognized a loss on preferred stock issuance of $43.8 million, which was recorded for the three and six months ended June 30, 2025, attributable to the April 2025 Securities Purchase Agreements. The transaction provided for 17.98 million Preferred Shares of Preferred Stock, a purchase price of $1.00 per share, resulting in aggregate gross proceeds to the Company of $17.98 million. The terms of the Preferred Shares are identical to the outstanding shares of Series A Preferred Stock. As of the transaction inception, the newly issued mezzanine equity-classified Series A Preferred Stock had an aggregate fair value of $61.8 million and the Company received $17.98 million from the transaction closing, resulting in the $43.8 million loss on preferred stock issuance. No similar loss was recognized during the three and six months ended June 30, 2024, as no issuance of this nature occurred.

The Company paid-in-kind its dividend on the Series A Preferred Stock of $8.1 million and $14.0 million for the three and six months ended June 30, 2025, respectively. PIK dividends are recognized using the fair value of the Series A Preferred Stock at the commitment date, which is the issuance date of each tranche for non-discretionary PIK dividends.

During the six months ended June 30, 2025, holders of a portion of the Series A Preferred Stock elected to convert their Series A Preferred Stock into common stock. The following table summarizes the activity of the outstanding Series A Preferred Stock as follows:

Series A Preferred Stock
Balance, December 31, 2024	43,300,000
Issuance of preferred stock	17,980,000
Shares converted to common stock	(1,590,000)
Balance, June 30, 2025	59,690,000

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

Components of lease expense are as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Operating lease cost	$57,581	$72,266	$132,747	$154,380
Short-term lease cost	1,109	3	1,651	38
Variable lease cost	2,151	2,176	3,663	2,441
Total operating lease cost	$60,841	$74,445	$138,061	$156,859

Supplemental information related to operating leases is as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Cash payments for operating leases	$65,683	$77,474	$138,190	$158,980
Operating ROU assets obtained in exchange for operating lease liabilities, net of adjustments(1)	$(21,852)	$(55,925)	$(81,915)	$(137,811)
Early lease terminations gains(1)	$5,325	$71,123	$16,463	$95,024
(1) Operating ROU assets declines and early lease termination gains are primarily related to the impact of lease terminations.

At June 30, 2025 and December 31, 2024, the weighted-average remaining lease term was 6.7 years and 6.8 years, respectively, and the weighted-average discount rate used to determine the net present value of the lease liabilities was 9.5% and 9.4%, respectively.

At June 30, 2025, remaining maturities for operating lease liabilities are as follows (in thousands):

June 30, 2025
Remaining 2025	$124,272
2026	246,834
2027	219,042
2028	198,102
2029	156,310
Thereafter	450,704
Gross lease payments	$1,395,264
Less: imputed interest	(365,099)
Total operating lease liabilities, net	$1,030,165

Operating lease obligations primarily represent the initial contracted term for leases that have commenced as of June 30, 2025. In addition, as of June 30, 2025, we have entered into leases that have not yet commenced with future lease payments totaling $630.0 million, excluding purchase options, that are not yet recorded on the condensed consolidated balance sheets and are not reflected in the figure above. These leases will commence between 2025 and 2026 with non-cancelable lease terms of five to 20 years. Certain leases do not have a scheduled commencement date, as they are currently subject to renegotiation.

As of June 30, 2025, we determined that four properties were no longer being used for any business purposes and applied abandonment accounting pursuant to ASC 360, Property, Plant, and Equipment. The properties were returned to the landlords, and we fully amortized the respective ROU assets of $10.4 million. The respective remaining lease liabilities, consist of $4.8 million in current operating lease liabilities and $11.9 million in non-current operating lease liabilities, remained in the condensed consolidated balance sheets. No termination agreements have been executed, as we are currently involved in litigation with the landlords.

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

Common Stock Warrants

Former Series C and D Preferred Stock Warrants: In connection with the Business Combination, the Company had outstanding warrants to purchase 21,281 shares of common stock as of June 30, 2025 and December 31, 2024.

Delayed Draw Warrants: The Delayed Draw Warrants which were outstanding as of December 31, 2023 were issued to the NPA Purchasers and were accounted for as equity-classified warrants in accordance with ASC 815-40. Upon consummation of the Business Combination, the value of the Delayed Draw Warrants was $5.6 million and was recorded within additional paid-in capital in the consolidated balance sheets. The 2021 NPA Purchasers were also provided with customary registration rights for the shares issuable upon exercise of the Delayed Draw Warrants. In connection with the Third Notes Amendment to the 2021 Purchase Agreement, the 2021 NPA Purchasers received New Delayed Draw Warrants to purchase an aggregate of 475,264 shares of the Company’s common stock, each with an exercise price of $0.01 per share and an expiration date five years after the issuance date, and the previously issued Delayed Draw Warrants to the 2021 NPA Purchasers were canceled. In August 2024, all New Delayed Draw Warrants were exercised for cash.

SPAC Warrants: The Public Warrants remained outstanding upon consummation of the Business Combination and became exercisable for whole shares of common stock. The Public Warrants will expire on January 18, 2027, or earlier upon redemption or liquidation. The Private Placement Warrants had terms and provisions that were identical to those of the Public Warrants, except that the Private Placement Warrants could be physical (cash) or net share (cashless) settled and were not redeemable, so long as they were held by Gores Metropoulos Sponsor II, LLC or its permitted transferees, and are entitled to certain registration rights. As discussed in Note 5, Fair Value Measurement and Financial Instruments, during the three months ended March 31, 2022, the Private Placement Warrants were transferred by the warrant holders in accordance with the terms of the Private Placement Warrant agreement and became Public Warrants.

The SPAC Warrants are accounted for as liabilities, as there are certain terms and features of the warrants that do not qualify for equity classification in accordance with ASC 815-40. The fair value of the SPAC Warrants at both June 30, 2025 and December 31, 2024 was a liability of $0.2 million, which was recorded in the other non-current liabilities in the condensed consolidated balance sheets. The change in fair value for the six months ended June 30, 2025 was $43 thousand.

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

The Company had the following authorized and outstanding Post-Combination Exchangeable Common Stock (in thousands, except per share amounts):

	June 30, 2025	December 31, 2024
Shares authorized	2,000,000	2,000,000
Shares issued and outstanding	550,959	551,072
Issuance price per share	$30.80	$30.80
Net carrying value	$16,970	$16,973
Aggregate liquidation preference	$16,970	$16,973

The net carrying value of the Post-Combination Exchangeable Shares is included in additional paid-in capital in the condensed consolidated balance sheets.

Common and Preferred Stock

The Company’s certificate of amendment of amended and restated certificate of incorporation authorized shares of all classes of capital stock were increased to 462,921,255 shares, consisting of: (a) 212,921,255 shares of general common stock, including: (i) 210,921,255 shares of common stock, and (ii) 2,000,000 shares of special voting common stock, par value $0.001 per share, and (b) 250,000,000 shares of Preferred Stock, par value $0.0001 per share.

The Company had reserved the following shares of common stock for future issuance:

	June 30, 2025	December 31, 2024
Post-Combination Exchangeable Common Shares	550,959	551,072
Outstanding stock options	1,812,654	2,129,040
Outstanding restricted stock units (“RSUs”)	1,605,782	236,985
Outstanding performance stock units (“PSUs”)	1,774,525	—
Outstanding market stock units (“MSUs”)	58,498	531,996
Outstanding Public Warrants liability	724,997	724,997
Shares issuable pursuant to Earn Out Liability	725,000	725,000
Outstanding former Series C and D preferred stock warrants liability	21,281	21,281
Shares available for grant under the Employee Stock Purchase Plan	463,930	463,930
Shares available for grant under the 2021 Equity Incentive Plan	5,780,494	8,092,529
Shares available for grant under the 2023 Inducement Equity Incentive Plan	258,201	326,677
Total common stock reserved for future issuance	13,776,321	13,803,507

Note 10. Equity Incentive Plans and Stock-Based Compensation

Stock-based Compensation Expense

Total stock-based compensation expense is as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Operations and support	$576	$771	$1,330	$1,629
General and administrative	(2,346)	705	(1,101)	2,550
Research and development	275	264	508	527
Sales and marketing	29	39	66	82
Total stock-based compensation expense	$(1,466)	$1,779	$803	$4,788

Stock Options: The Company measures stock-based compensation expense for stock options at the grant date fair value of the award and recognizes the expense on a straight-line basis over the requisite service period, which is generally the vesting period. The fair value of stock options is estimated using the Black-Scholes option-pricing model. During the three and six months ended June 30, 2025, the Company recorded stock-based compensation expense from stock options of approximately $0.2 million and $0.8 million, respectively. During the three and six months ended June 30, 2024, the Company recorded stock-based compensation expense from stock options of approximately $0.4 million and $1.5 million, respectively.

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

The following table summarizes the key assumptions used to determine the fair value of the Company’s stock options granted to employees, non-employees, officers, and directors:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Expected term (in years)	n/a	6.09 - 6.22	5.04 - 8.44	6.09 - 6.22
Expected volatility	n/a	50.4% - 51.2%	51.5%	50.4% - 51.2%
Dividend yield	n/a	—%	—%	—%
Risk-free interest rate	n/a	3.50% - 4.40%	3.96% - 4.21%	3.50% - 4.40%
Weighted-average grant-date fair value per share	n/a	$1.35 - $13.69	$1.29	$1.35 - $13.69

Performance and Market-Based Equity Awards

The Company maintains certain performance and market-based equity awards. Refer to Note 11, Equity Incentive Plans and Stock-Based Compensation, of the Annual Report for details of the awards. From the awards, the Company recognized $(2.2) million and $(2.1) million for the three and six months ended June 30, 2025, respectively, and $0.2 million and $0.6 million for the three and six months ended June 30, 2024, respectively.

PSUs

The PSUs are subject to pre-determined performance metrics consisting of strategic and financial goals and related vesting criteria, as well as certain market conditions. The number of PSUs that will be eligible to vest is determined upon the Compensation Committee’s certification of achievement of the applicable metrics and criteria. For the three and six months ended June 30, 2025, the Company recorded stock-based compensation expense from PSUs of approximately $1.3 million and $1.7 million, respectively. For both the three and six months ended June 30, 2024, the Company did not grant any PSUs.

RSUs

The fair value of the Company’s RSUs is expensed ratably over the vesting period. The Company’s RSUs generally vest over four years, with a cliff equal to one-fourth of the award after the first year, and then quarterly thereafter over the remaining service period. For the three and six months ended June 30, 2025, the Company recorded stock-based compensation expense from RSUs of approximately $1.1 million and $2.1 million, respectively. For the three and six months ended June 30, 2024, the Company recorded stock-based compensation expense from RSUs of approximately $1.0 million and $2.3 million, respectively.

MSUs

In May 2022, the Company issued MSUs to certain key executives in accordance with the Company’s 2021 Management Equity Incentive Plan. One-sixth of the MSUs vest upon (including prior to but contingent on) the occurrence of each of six distinct triggering events, including if certain share price targets are met, within the five-year period ending July 17, 2027.

The Company determined the grant-date fair value of the MSUs using a Monte Carlo simulation. The Company recognizes stock-based compensation for the MSUs over the requisite service period, which is approximately four years, using the accelerated attribution method. During the three and six months ended June 30, 2025, the Company did not grant any MSUs. For the three and six months ended June 30, 2025, the Company recognized approximately $(1.9) million and $(1.7) million, respectively, in stock-based compensation expense from MSUs. For the three and six months ended June 30, 2024, the Company recognized approximately $0.2 million and $0.4 million, respectively, in stock-based compensation expense from MSUs.

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

The following tables set forth the computation of basic and diluted net loss per share (in thousands, except number of shares and per share information):

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Numerator:
Net income (loss)	$(44,523)	$32,747	$(101,018)	$(17,740)
Add: Accretion to redeemable value of preferred stock	(881)	—	2,358	—
Add: Paid-in-kind dividend on preferred stock	(8,078)	—	(13,963)	—
Net income (loss) attributable to common stockholders	$(53,482)	$32,747	$(112,623)	$(17,740)

Denominator:
Weighted average basic and diluted common shares outstanding	13,506,695	11,150,682	13,339,076	11,167,172
Net income (loss) per common share:
Basic and diluted	$(3.96)	$2.94	$(8.44)	$(1.59)

The following potential common shares outstanding were excluded from the computation of diluted net loss per share because including them would have been anti-dilutive:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Convertible preferred stock	59,690,000	—	59,690,000	—
Options to purchase common stock	1,812,654	2,463,538	1,812,654	2,463,538
Common stock subject to repurchase or forfeiture	—	75,390	—	75,390
Outstanding RSUs	1,605,782	554,001	1,605,782	554,001
Outstanding PSUs	1,774,525	—	1,774,525	—
Outstanding MSUs	58,498	271,450	58,498	271,450
Exchangeable shares	550,959	551,072	550,959	551,072
Total common stock equivalents	65,492,418	3,915,451	65,492,418	3,915,451

Note 12. Commitments and Contingencies

Operating leases

See Note 8, Leases, for commitments related to our operating leases.

Surety Bonds

A portion of the Company’s leases are supported by surety bonds provided by affiliates of certain insurance companies. At June 30, 2025, the Company had commitments from six surety providers in the amount of $38.3 million, of which $14.6 million was outstanding. The availability, terms and conditions, and pricing of bonding capacity are dependent on, among other things, continued financial strength and stability of the insurance company affiliates providing the bonding capacity, general availability of such capacity, and the Company’s corporate credit rating.

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

The Company establishes an accrued liability for loss contingencies related to legal matters when a loss is both probable and reasonably estimable. These accruals represent management’s best estimate of probable losses. The Company recorded an estimated accrual of $23.2 million and $23.5 million in the condensed consolidated balance sheets as of June 30, 2025 and December 31, 2024, respectively. Management’s views and estimates related to these matters may change in the future, as new events and circumstances arise and the matters continue to develop. Until the final resolution of legal matters, there may be an exposure to losses in excess of the amounts accrued. With respect to outstanding legal matters and based on management’s current knowledge, we do not believe that the amount or range of reasonably possible losses will, either individually or in the aggregate, have a material adverse effect on the Company’s business, results of operations, financial condition, and cash flows.

New York City Litigation

In February 2020, the Company was informed about an investigation underway by the New York City Department of Health and Mental Hygiene relating to possible Legionella bacteria contamination in the water supply at the Company’s property located at 20 Broad Street, New York, NY (the “Broad Street Property”). Due to the failure of the owner of the Broad Street Property (the “Broad Street Landlord”) to address the Legionella bacteria contamination and the associated health risks posed to guests, the Company withheld payment of rent to the Broad Street Landlord on grounds of, among other reasons, constructive eviction. On July 30, 2020, the Broad Street Landlord sued Sonder USA Inc., Sonder Canada

Inc., and Sonder Holdings Inc. (the “Sonder Parties”) for breach of the lease, seeking no less than $3.9 million in damages. The Sonder Parties filed counterclaims against the Broad Street Landlord and the property management company for breach of contract, seeking significant damages. The Broad Street Landlord filed a motion for summary judgment. The hearing and oral argument for the summary judgment motion occurred on December 21, 2021. On October 13, 2023, the court issued an order granting the summary judgment motion with respect to liability for the claim for breach of guaranty against Sonder Canada Inc., the claim for breach of contract against Sonder USA Inc., and reasonable attorney’s fees; dismissing the Sonder Parties’ counterclaims; and ordering a trial for the amount of damages. On November 13, 2023, the Sonder Parties filed a notice of appeal of the October 13, 2023 court order on liability. On May 9, 2024, the appellate court affirmed the trial court’s order as to liability, but directed the trial court to allow the Sonder Parties the right to conduct discovery concerning the amount of the Broad Street Landlord’s alleged damages. Discovery has commenced in the trial court regarding the Broad Street Landlord’s alleged damages. A trial date to determine damages has not yet been set. On June 12, 2024, the Sonder Parties filed a motion in the appellate court seeking leave to reargue aspects of the appellate court’s order, or alternatively, for leave to appeal the order. On September 26, 2024, the appellate court granted the Sonder Parties’ motion to reargue and issued an order reversing the portion of the trial court’s decision dismissing the Sonder Parties’ breach of contract claim related to the Broad Street Landlord’s failure to maintain the plumbing systems in good repair for the period prior to when the Sonder Parties began withholding payment of rent. On October 21, 2024, the Broad Street Landlord filed a motion seeking leave to amend its complaint in order to assert $37.0 million in damages. Oral argument on that motion occurred in the trial court on March 5, 2025, and discovery was stayed pending the court’s determination of the motion. On October 9, 2025, the court granted the motion.

Sonder Stockholder Litigation

On April 11, 2024, a putative securities class action lawsuit titled Duffaydar v. Sonder Holdings Inc., et al., Case No. 24-cv-02952-SB (JCx) was filed in the U.S. District Court for the Central District of California (the “Central District Court”) naming the Company and certain of its current and former officers and directors as defendants. A lead plaintiff and lead counsel were appointed, and an amended complaint was filed on December 23, 2024. The amended complaint purported to bring suit on behalf of stockholders who purchased or otherwise acquired the Company’s securities between March 16, 2023 and March 15, 2024, and alleged that the defendants made false and misleading statements about the Company’s financial results and condition, including the Company’s valuation of operating lease right of use assets, in violation of Sections 10(b) and 20(a) of the Exchange Act. The amended complaint sought unspecified compensatory damages, fees and costs. The defendants filed a motion to dismiss on February 21, 2025. Following briefing, the Central District Court granted the motion to dismiss on August 27, 2025, dismissed all claims against all defendants with leave to amend by September 8, 2025, and stated that if no amended complaint was filed by that date, the plaintiff’s claims would be dismissed with prejudice. On September 8, 2025, the parties filed a stipulation confirming that the plaintiff would not file an amended complaint, that the action would accordingly be dismissed with prejudice, that no appeal would be filed, and that the parties would bear their own fees and costs in the action.

On January 28, 2025, a putative stockholder derivative lawsuit titled Versen v. Davidson, et al., Case No. 25-cv-00761-SB (JCx) (the “Versen action”), was filed in the Central District Court naming certain of the Company’s current and former officers and directors as defendants and naming the Company as a nominal defendant. The derivative complaint was based on allegations similar to those in the Duffaydar class action and purported to assert claims against the individual defendants for making false and misleading statements about the Company’s financial results and condition in violation of Section 14(a) of the Exchange Act and for breach of their fiduciary duties, unjust enrichment, abuse of control, gross mismanagement, waste of corporate assets and contribution under Sections 10(b) and 21D of the Exchange Act. The plaintiff sought corporate reforms, unspecified damages and restitution, and fees and costs. On May 1, 2025, the Central District Court stayed this matter.

On March 7, 2025, a putative stockholder derivative lawsuit titled Akcayli v. Davidson, et al., Case No. 25-cv-02060-SB (JCx) (the “Akcayli action”), was filed in the Central District Court naming certain of the Company’s current and former officers and directors as defendants and naming the Company as a nominal defendant. The derivative complaint was based on allegations similar to those described in the Duffaydar class action and purported to assert similar claims against the same individual defendants as those in the Versen derivative action. The plaintiff sought corporate reforms, unspecified damages and restitution, and fees and costs. On May 27, 2025, the Central District Court stayed this matter.

On March 17, 2025, a putative stockholder derivative lawsuit titled Hunter v. Aggarwal, et al., Case No. 25-cv-02352-SB (JCx) (the “Hunter action”), was filed in the Central District Court naming certain of the Company’s current and former officers and directors as defendants and naming the Company as a nominal defendant. The derivative complaint was based on allegations similar to those described in the Duffaydar class action and purported to assert similar claims against the same individual defendants as the Versen derivative action. The plaintiff sought corporate reforms, unspecified damages and restitution, and fees and costs. On June 27, 2025, the Central District Court entered an order continuing the defendants’ deadline to respond to the derivative complaint until after the Central District Court issued an order regarding the motion to dismiss in the Duffaydar class action.

The parties to the Versen, Akcayli and Hunter actions each stipulated to the dismissal of those actions without prejudice, with no payment or other consideration of any kind being made to the plaintiffs or their counsel, with all parties agreeing not to file appeals, with agreement that the parties complied with the requirements of Federal Rule of Civil Procedure 11, and with all parties bearing their own fees and costs in the actions. Pursuant to those stipulations, the Central District Court entered orders on September 17, 2025 dismissing each of those actions in their entirety without prejudice and directing the Company to provide notice of those voluntary dismissals in its next periodic filing with the SEC, which is the Quarterly Report on Form 10-Q.

GMII Litigation

On December 23, 2024, a putative stockholder of GMII filed a purported class action lawsuit titled Porter v. Metropoulos, et al., Case No. 2024-1336 in the Court of Chancery of the State of Delaware against Gores Metropoulos Sponsor II, LLC, the directors and officers of GMII, and two of the Company’s officers. The complaint purports to assert claims for breach of fiduciary duty, aiding and abetting breach of fiduciary duty and unjust enrichment in connection with the merger between GMII and Legacy Sonder and seeks unspecified damages and disgorgement. An amended complaint was filed on May 9, 2025, which dismissed one of the Company’s officers. The defendants filed a motion to dismiss on May 23, 2025. The plaintiff filed an opposition to the motion to dismiss on August 8, 2025, and the defendants filed a reply brief in support of the motion on September 5, 2025. The Company cannot reasonably estimate the amount of any possible financial loss that could result from this matter.

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

The Company recorded estimated accruals of $14.8 million and $15.3 million, respectively, in the taxes payable line item of the condensed consolidated balance sheets as of June 30, 2025 and December 31, 2024, respectively, for such matters.

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

Note 13. Income Taxes

The provision (benefit) for income taxes for the three months ended June 30, 2025 and June 30, 2024 was $(0.2) million and $0.2 million, respectively. The provision for income taxes for the six months ended June 30, 2025 and June 30, 2024 was $0.5 million and $0.4 million, respectively. The difference between the Company’s effective tax rate and the U.S. statutory rate of 21.0% for both periods was primarily due to a full valuation allowance related to the Company’s net deferred tax assets.

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

In April 2025, the Company completed a reduction in force with approximately $4.5 million in associated restructuring costs, all of which are expected to be paid out in the year ended December 31, 2025.

These restructuring costs are included in restructuring and other charges in the condensed consolidated statements of operations and comprehensive loss.

Note 15. Subsequent Events

August 2025 Transactions

August 2025 Note and Warrant Purchase Agreement

On August 5, 2025, the Company entered into a Note and Warrant Purchase Agreement (the “2025 Purchase Agreement”), with certain qualified institutional buyers or accredited investors (each a “2025 Purchaser” and, collectively, the “2025 Purchasers”), certain of whom are holders of shares of the Company’s Series A Preferred Stock, whereby the Company issued and sold $24.54 million of Units, each comprised of (i) a senior secured promissory note (the “2025 Notes”) and (ii) warrant to purchase shares of the Company’s common stock, par value $0.0001 per share, at an exercise price of $1.50 per share the (“2025 NPA Warrants”).

The 2025 Notes mature on July 4, 2026 and accrue interest on the unpaid principal amount at a rate of 15.0% per annum, payable in kind quarterly in arrears. The 2025 Notes are subject to mandatory redemption upon the occurrence of change of control events, certain asset sales and excess cash flow amounts, subject to certain exceptions. The 2025 Notes are guaranteed by the Company’s domestic subsidiaries and are secured by substantially all of the assets of the Company and its domestic subsidiaries on a pari passu basis and rank pari passu in right of payment with the Lender Notes (defined below). The 2025 Notes and related liens will rank senior in right of payment and lien priority to the 2021 Notes. The Company may use the proceeds of the 2025 Notes for working capital and general corporate purposes.

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

The 2025 Notes also include customary events of default, including, among others, payment defaults, material breach of representations and warranties, breach of covenants, cross-default to other indebtedness, judgment defaults and bankruptcy and insolvency defaults, as well as an event of default if the Company fails to raise gross proceeds of at least $32.5 million from capital sources by November 15, 2025. The occurrence of an event of default could result in the acceleration of the Company’s obligations under the 2025 Notes, an increase in the rate of interest and the 2025 Purchasers’ exercise of certain other rights and remedies provided for under the 2025 Notes, the other transaction documents and applicable law.

The 2025 Purchase Agreement requires the Company to include proposals in a preliminary proxy statement on Schedule 14A filed no later than December 15, 2025, with a definitive proxy statement including such proposal distributed as soon as practicable, for the purpose of obtaining stockholder approval of (i) the issuance of the shares of common stock issuable upon exercise of the 2025 Warrants as required by Rule 5635 of Nasdaq (the “Second Nasdaq Proposal”) and (ii) an amendment to the Company’s certificate of incorporation to increase the number of authorized shares of Common Stock to allow for the issuance of the 2025 Warrant Shares (the “Second Authorized Share Proposal” and such approvals for the Second Nasdaq Proposal and the Second Authorized Share Proposal collectively, the “New Stockholder Approval”).

If the Company obtains the New Stockholder Approval, the 2025 Warrants will be exercisable for shares of common stock until August 5, 2029. Subject to certain exceptions, the exercise price of the 2025 Warrants is subject to adjustment in the event of stock dividends, stock splits, stock combinations, reorganizations or similar events affecting the common stock, or in the event the Company is deemed to have sold any common stock or securities of the Company that would entitle the holder thereof to acquire common stock for a consideration per share less than a price equal to the exercise price of the 2025 Warrants in effect immediately prior to such issuance. Subject to limited exceptions, a holder of the 2025 Warrants will not have the right to exercise any portion of its 2025 Warrant if the holder (together with such holder’s affiliates, and any persons acting as a group together with such holder or any of such holder’s affiliates) would beneficially own a number of shares of common stock in excess of 4.99% of the shares of common stock then outstanding. At the holder’s option, upon notice to the Company, the holder may increase or decrease this beneficial ownership limitation not to exceed 19.99% of the shares of common stock then outstanding, with any such increase becoming effective upon 61 days’ prior notice to the Company. Under the 2025 Warrants, the Company is obligated to file a registration statement under the Securities Act, by no later than December 15, 2025 with respect to the resale of the 2025 Warrant Shares.

The 2025 Warrants, which are collectively exercisable for an aggregate of 21,196,402 shares of common stock, provide that, in the case of certain fundamental transactions (including reclassification or reorganization of common stock, merger or consolidation of the Company or sale of all or substantially all assets in connection with which the Company is dissolved), the holder of the 2025 Warrant receives, subject to specified exceptions, the right to purchase and receive the securities or other property (including cash) receivable upon such event as if the holder of the 2025 Warrant had exercised such Warrant immediately prior to such event.

The 2025 Purchase Agreement also grants a certain Covered Investor (as defined in the 2025 Purchase Agreement), which is a 2025 Purchaser and a holder of the Company’s Series A Preferred Stock, the right to purchase up to 100% of any equity offering or certain debt financings until July 4, 2026.

Second Voting Support Agreement

In connection with the August 2025 Financing, on August 5, 2025, the Company entered into an agreement with stockholders representing a majority of the Company’s outstanding voting power, pursuant to which the stockholder parties thereto agreed to, among other things, vote in favor of the Second Nasdaq Proposal and the Second Authorized Share Proposal (the “Second Voting Support Agreement”). Certain of the stockholders entering into the Second Voting Support Agreement also participated in the Financing.

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

The Lender Notes mature on July 4, 2026 and accrue interest on the unpaid principal amount at a per annum rate equal to the prime rate, plus 3.00%, payable in kind monthly in arrears. The Lender Notes are subject to mandatory prepayment upon the occurrence of change of control events, certain asset sales and excess cash flow amounts, subject to certain exceptions. The Lender Notes are guaranteed by the Company’s domestic subsidiaries and are secured by substantially all of the assets of the Company and its domestic subsidiaries on a pari passu basis and rank pari passu in right of payment to the 2025 Notes. The Lender Notes and related liens will rank senior in right of payment and lien priority to the 2021 Notes. The Company may use the proceeds of the Lender Notes for paying the Roll-Up Payments and general corporate purposes.

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

2022 Loan and Security Agreement

On August 5, 2025, in connection with the August 2025 Financing, the Company terminated the 2022 Loan and Security Agreement.

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

Overview

We are a leading global brand of premium, design-forward apartments and intimate boutique hotels serving the modern traveler. Launched in 2014, Sonder offers inspiring, thoughtfully designed accommodations and innovative, tech-enabled service combined into one seamless experience. Sonder properties are found in prime locations in 37 cities, spanning nine countries and three continents. The Sonder app gives guests control over their stay. Complete with self-service features, simple check-in and 24/7 on-the-ground support, Sonder’s amenities and services are just a tap away, making a world of better stays open to all. In August 2024, we announced a strategic licensing agreement with Marriott and completed the full integration with Marriott’s digital channels and platform in the second quarter of 2025. As of June 30, 2025, we had approximately 8,300 units available for guests to book at 152 properties. As of July 2025, Marriott.com and the Marriott Bonvoy® app fully replaced the booking functionality of Sonder.com and the Sonder app and direct bookings are now processed exclusively through Marriott.com and the Marriott Bonvoy® app, or handled by the Company’s sales personnel.

Sonder’s Business Model
We work directly with real estate owners to lease properties that meet our standards and furnish and decorate the properties to provide a design-led, technology-enabled experience, and then make them available for guests to book through direct channels (i.e., Marriott.com, the Marriott Bonvoy® app, or our sales personnel as of July 2025 or through indirect channels, such as through Airbnb, Inc. (“Airbnb”), Expedia Group, Inc. (“Expedia”), Booking Holdings Inc. (“Booking.com”), and other OTAs).

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

Recent Developments
The following summary of certain events and developments subsequent to June 30, 2025 should be read in conjunction with the additional information contained elsewhere in this report, including the information in Note 15, Subsequent Events to the condensed consolidated financial statements included in this report.
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

Consent, Waiver and Sixth Amendment to Note and Warrant Purchase Agreement

As previously disclosed, on April 11, 2025, the Company entered into the Waiver, Consent and Sixth Amendment (the “Sixth NPA Amendment”), which modifies the 2021 Purchase Agreement. Among other things, the Sixth NPA Amendment provides for (a) certain waivers in connection with the consummation of the transactions contemplated by the April 2025 Securities Purchase Agreements, (b) the cancellation of an amount equal to 15% of the sum of the aggregate principal amount of the 2021 Notes (as defined in the 2021 Purchase Agreement) and accrued but unpaid interest on the Notes as of the amendment date, (c) a reduction in the interest rate applicable to the Notes, (d) an extension of the option to pay interest in kind and (e) amendments to certain covenants under the 2021 Purchase Agreement.

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

Termination of the 2022 Loan and Security Agreement

On August 5, 2025, the Company terminated the 2022 Loan and Security Agreement.

August 2025 Transactions

Note and Warrant Purchase Agreement

As previously disclosed, on August 5, 2025, the Company entered into a Note and Warrant Purchase Agreement (the “2025 Purchase Agreement”), with certain qualified institutional buyers or accredited investors (each a “2025 Purchaser” and, collectively, the “2025 Purchasers”), certain of whom are holders of shares of the Company’s Series A Preferred Stock, whereby the Company issued and sold $24.54 million of units, each comprised of (i) a senior secured promissory note (the “2025 Notes”) and (ii) warrant to purchase shares of the Company’s common stock, par value $0.0001 per share, at an exercise price of $1.50 per share (the “2025 Warrants).

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

The Lender Notes mature on July 4, 2026 and accrue interest on the unpaid principal amount at a per annum rate equal to the prime rate, plus 3.00%, payable in kind monthly in arrears. The Lender Notes are subject to mandatory prepayment upon the occurrence of change of control events, certain asset sales and excess cash flow amounts, subject to certain exceptions. The Lender Notes are guaranteed by the Company’s domestic subsidiaries and are secured by substantially all of the assets of the Company and its domestic subsidiaries on a pari passu basis and rank pari passu in right of payment to the 2025 Notes. The Lender Notes and related liens will rank senior in right of payment and lien priority to the 2021 Notes (defined below). The Company may use the proceeds of the Lender Notes for paying the Roll-Up Payments and general corporate purposes.

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

Consent and Seventh Amendment to Note and Warrant Purchase Agreement

As previously disclosed, on August 5, 2025, the Company entered into the and Seventh Amendment (the “NPA Amendment”), by and among the Company, the subsidiary note obligors party thereto (together with the Company, the “Note Obligors”), the subsidiary guarantors party thereto, the investors party thereto and Alter Domus (US) LLC, as collateral agent, which modifies that certain Note and Warrant Purchase Agreement, dated as of December 10, 2021 by and among the Note Obligors, the guarantors party thereto from time to time, and the investors party thereto from time (as amended, amended and restated, supplemented, or otherwise modified from time to time, the “2021 Purchase Agreement”), and the subordinated secured notes issued pursuant to the 2021 Purchase Agreement (the “2021 Notes”).

Among other things, the NPA Amendment provides for certain waivers in connection with the consummation of the transactions contemplated by the Purchase Agreement and the Loan Agreement and amendments to certain covenants under the 2021 Purchase Agreement.

Management Discussion Regarding Opportunities, Challenges and Risks

Cash Flow Positive Plan

A primary focus is to put the business on a solid path to achieving sustainable positive Adjusted FCF as soon as possible (the “Cash Flow Positive Plan”). Adjusted FCF is a non-GAAP measure, and the most directly comparable GAAP measure is cash used in operating activities, which was $(24.0) million for the six months ended June 30, 2025 compared to $(73.1) million for the six months ended June 30, 2024. We have continued to make progress toward this goal as our Adjusted FCF of $(24.4) million for the six months ended June 30, 2025 was a $28.9 million improvement compared to the six months ended June 30, 2024.

As part of our efforts to reach positive Adjusted FCF, we implemented a portfolio optimization program in November 2023 to mitigate losses related to certain underperforming properties and to assess our portfolio of rents relative to current operations and existing market rents. As of December 31, 2024, we had signed agreements to exit or reduce rent at approximately 110 buildings, or 4,500 units, as part of our portfolio optimization program. As of June 30, 2025, all 85 buildings, or 3,300 units within the original scope of this program with finalized exit agreements were exited.

While the original phase of this initiative has been completed, we continue to evaluate additional properties that may no longer meet our financial or strategic objectives and may pursue further optimization actions as appropriate.

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

As part of our Cash Flow Positive Plan, we slowed our planned pace of new unit signings to focus on growth primarily through the conversion of our Contracted Units into Live Units. We have also defaulted or expect to default on certain lease agreements due to the non-payment of rent. While we intend to cure any current or future defaults to avoid the loss of profitable properties, liquidity constraints may prevent us from doing so and we may incur material monetary damages and future litigation. We have also deferred rents and expect to continue deferring rent on certain lease agreements due to our current cash constraints and may encounter additional litigation. During the three months ended June 30, 2025, Live Units decreased 19.4% from June 30, 2024 to approximately 8,300 units, due to the portfolio optimization program. During the six months ended June 30, 2025, Live Units decreased 19.4% from June 30, 2024 to approximately 8,300 units, due to the portfolio optimization program and the termination of certain lease agreements.

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

Ability to Attract and Retain Guests

Another key driver of our revenue growth is our ability to bring back repeat guests and to attract new guests through various channels. We source demand from a variety of channels, including directly, through Marriott.com and the Marriott Bonvoy® app (which, as of July 2025, replaced the booking functionality of Sonder.com and the Sonder app), or our sales personnel, and indirectly, through OTAs, such as Airbnb, Expedia, and Booking.com. While bookings made through OTAs incur channel transaction fees, they allow us to attract new guests who may not be familiar with the Sonder brand. In general, direct bookings are more advantageous to us as they do not incur channel transaction fees and also allow us to have a more direct relationship with our guests. Direct revenue as a percentage of total revenue was 39% and 47% for the three months ended June 30, 2025 and June 30, 2024, respectively. Additionally, we continue to focus on expanding our corporate sales business.

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

The following table provides the key metrics (rounded):

	Three months ended June 30,		Change		Six months ended June 30,		Change
	2025	2024	No.	%	2025	2024	No.	%
Live Units (end of period)	8,300	10,300	(2,000)	(19.4)%	8,300	10,300	(2,000)	(19.4)%
Bookable Nights	798,000	1,011,000	(213,000)	(21.1)%	1,656,000	2,092,000	(436,000)	(20.8)%
Occupied Nights	682,000	801,000	(119,000)	(14.9)%	1,394,000	1,622,000	(228,000)	(14.1)%
Total Portfolio(1)	8,990	12,200	(3,210)	(26.3)%	8,990	12,200	(3,210)	(26.3)%
RevPAR	$184	$163	$21	12.9%	$161	$142	$19	13.4%
ADR	$216	$205	$11	5.4%	$191	$184	$7	3.8%
Occupancy rate	85.5%	79.3%	6.2%	7.8%	84.2%	77.5%	6.7%	8.6%
(1) Total Portfolio consists of Live Units and Contracted Units at the end of the period noted.

Live Units

Live Units generate Bookable Nights (as defined below) which generate revenue. Live Units are a key driver of revenue, and a key measure of the scale of our business, which in turn drives financial performance.

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

The decrease in Live Units from June 30, 2024 to June 30, 2025 was driven by the portfolio optimization program and the termination of certain lease agreements. As of June 30, 2025, our five largest cities (New York City, Dubai, Montreal, Ottawa, and Los Angeles) accounted for approximately 42.8% of our Live Units, and our 10 largest cities accounted for approximately 62.7% of our Live Units. The decrease in Total Portfolio from June 30, 2024 to June 30, 2025 was also driven by our portfolio optimization program and the termination of certain lease agreements.

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

The decrease in Bookable Nights and Occupied Nights from the three months ended June 30, 2024 to the three months ended June 30, 2025 and from the six months ended June 30, 2025 to the six months ended June 30, 2024 was largely driven by the portfolio optimization program and the termination of certain lease agreements.

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

The increase in RevPAR from the three months ended June 30, 2024 to the three months ended June 30, 2025 and from the six months ended June 30, 2025 to the six months ended June 30, 2024 was driven by the impact of the portfolio optimization program, the termination of certain lease agreements, broader travel industry trends, product mix between hotels and apartments, geographic mix, and the impact of corporate sales and pricing strategies.

Results of Operations

Three months ended June 30, 2025 compared to three months ended June 30, 2024

The following table sets forth our results of operations as a percentage of revenue (in thousands, except percentages):

	Three months ended June 30,
	2025		2024
Revenue	$147,085	100.0%	$164,601	100.0%
Cost of revenue (excluding depreciation and amortization)	80,975	55.1%	94,652	57.5%
Operations and support	37,996	25.8%	46,411	28.2%
General and administrative	6,740	4.6%	29,272	17.8%
Research and development	3,863	2.6%	4,393	2.7%
Sales and marketing	17,707	12.0%	21,572	13.1%
Integration costs	2,143	1.5%	—	—%
Restructuring and other charges	4,541	3.1%	—	—%
Total costs and operating expenses	153,965	104.7%	196,300	119.3%
Loss from operations	(6,880)	(4.7)%	(31,699)	(19.3)%
Total non-operating expense (income), net	37,823	25.7%	(64,683)	(39.3)%
Income (loss) before income taxes	(44,703)	(30.4)%	32,984	20.0%
Provision for income taxes	(180)	(0.1)%	237	0.1%
Net income (loss)	$(44,523)	(30.3)%	$32,747	19.9%

Other comprehensive income (loss):
Net income (loss)	$(44,523)	(30.3)%	$32,747	19.9%
Change in foreign currency translation adjustment	(6,865)	(4.7)%	1,395	0.8%
Comprehensive income (loss)	$(51,388)	(34.9)%	$34,142	20.7%

Revenue

The following table sets forth our revenue (in thousands, except percentages):

	Three months ended June 30,		Change
	2025	2024	$	%
Revenue	$147,085	$164,601	$(17,516)	(10.6)%

Revenue decreased, primarily due to a 21.1% decrease in Bookable Nights and a 14.9% decrease in Occupied Nights, partially offset by a 12.9% increase in RevPAR. The decrease in Bookable Nights is the result of Live Units exited due to the portfolio optimization program and the termination of certain lease agreements. The increase in RevPAR was primarily driven by the portfolio optimization program and the termination of certain lease agreements.

Costs and Operating Expenses

The following table sets forth our total costs and operating expenses (in thousands, except percentages):

	Three months ended June 30,		Change
	2025	2024	$	%
Cost of revenue (excluding depreciation and amortization)	$80,975	$94,652	$(13,677)	(14.4)%
Operations and support	37,996	46,411	(8,415)	(18.1)%
General and administrative	6,740	29,272	(22,532)	(77.0)%
Research and development	3,863	4,393	(530)	(12.1)%
Sales and marketing	17,707	21,572	(3,865)	(17.9)%
Integration costs	2,143	—	2,143	100.0%
Restructuring and other charges	4,541	—	4,541	100.0%
Total costs and operating expenses	$153,965	$196,300	$(42,335)	(21.6)%

Cost of Revenue (excluding depreciation and amortization): Cost of revenue decreased, primarily due to (i) a $14.0 million decrease in rent expense due to the decrease in Live Units driven by the portfolio optimization program and the termination of certain lease agreements and (ii) a $0.8 million decrease in credit card fees, partially offset by (iii) a $0.7 million increase in cleaning expenses as a result of an increase in the number of checkouts due to shorter stays, and an increase in intra stay cleanings and (iv) a $0.5 million increase in other cost of revenue expenses.

Operations and support: The decrease in operations and support was primarily due to (i) a $2.5 million decrease in employee compensation cost, primarily due to a decrease in average headcount, (ii) a $2.0 million decrease in unit-related expenses primarily representing smaller non-capitalized items for units such as bedding, decor, furniture and lighting, (iii) a $2.0 million decrease in depreciation (iv) a $1.2 million decrease in legal and professional fees and (v) the cumulative impact of other less significant items.

General and administrative: General and administrative decreased, primarily due to (i) a $7.0 million decrease in employee-related expense, primarily related to stock-based compensation expense reversals due to the departure of certain executives during the second quarter of 2025, (ii) a $6.4 million decrease in legal and professional fees, (iii) a $5.1 million decrease in taxes, (iv) a $3.3 million decrease in credit loss expense, primarily related to improved collections and credit loss experience and (v) the cumulative impact of other less significant items.

Research and development: Research and development decreased slightly, primarily due to (i) a $0.2 million decrease in depreciation, primarily due to a decrease in capitalized software costs, and (ii) a $0.2 million decrease in legal and professional fees, partially offset by (iii) a $0.3 million increase in employee compensation expense and (iv) a $0.1 million increase in computer software expense.

Sales and marketing: The decrease in sales and marketing was primarily due to (i) a $2.7 million decrease in performance marketing expense and (ii) a $2.5 million decrease in channel transaction fees resulting from a decrease in bookings through OTAs, partially offset by (iii) a $2.4 million increase in fees related to the Marriott Agreement.

Integration costs: For the three months ended June 30, 2025, the integration costs consisted of costs associated with the Marriott Agreement as they pertain to integration related items, such as legal fees and other organizational related costs. For the three months ended June 30, 2024, there were no associated integration costs.

Restructuring and other charges: The aggregate adjustment for expenses associated with our restructuring plans as discussed in Note 14, Restructuring Activities, to our financial statements as presented.

Total Non-Operating Expense (Income), Net

The following table sets forth our total non-operating income, net (in thousands, except percentages):

	Three months ended June 30,		Change
	2025	2024	$	%
Interest expense, net	$1,648	$8,016	$(6,368)	(79.4)%
Lease adjustment gains, net	(5,325)	(71,123)	65,798	(92.5)%
Loss on preferred stock issuance	43,842	—	43,842	—%
Other income, net	(2,342)	(1,576)	(766)	48.6%
Total non-operating expense (income), net	$37,823	$(64,683)	$102,506	(158.5)%

Interest expense, net. Interest expense, net decreased, primarily due to the debt extinguishment resulting from the Sixth NPA Amendment.

Lease adjustment gains, net. The lease adjustment gain is due to the residual impact of lease terminations due to the portfolio optimization program.

Loss on preferred stock issuance. The loss on preferred stock issuance of $43.8 million was recorded for the three months ended June 30, 2025, attributable to the April 2025 Securities Purchase Agreements entered into by the Company on April 11, 2025, (the “April 2025 Preferred Financing”). The transaction provided for 17.98 million Preferred Shares of Preferred Stock, a purchase price of $1.00 per share, resulting in aggregate gross proceeds to the Company of $17.98 million. The terms of the Preferred Shares are identical to the outstanding shares of Series A Preferred Stock. As of the transaction inception, the newly issued mezzanine equity-classified Series A Preferred Stock had an aggregate fair value of $61.8 million and the Company received $17.98 million from the transaction closing, resulting in the $43.8 million loss on preferred stock issuance. No similar loss was recognized during the three months ended June 30, 2024, as no issuance of this nature occurred.

Other income, net. The change in other income, net is primarily due to fluctuations in foreign currency rates which impacted the remeasurement of foreign balances to reporting currency.

Provision (Benefit) for Income Taxes

As of June 30, 2025 and 2024, we have recorded a full valuation allowance against our deferred tax assets due to our history of losses.

The following table sets forth the provision for income taxes (in thousands, except percentages):

	Three months ended June 30,		Change
	2025	2024	$	%
Provision (benefit) for income taxes	$(180)	$237	$(417)	(175.9)%

The provision for income taxes decreased, primarily as a result of taxes to operations in foreign jurisdictions.

Six months ended June 30, 2025 compared to six months ended June 30, 2024

The following table sets forth our results of operations as a percentage of revenue (in thousands, except percentages):

	Six months ended June 30,
	2025		2024
Revenue	$265,941	100.0%	$298,080	100.0%
Cost of revenue (excluding depreciation and amortization)	177,824	66.9%	195,015	65.4%
Operations and support	76,028	28.6%	96,391	32.3%
General and administrative	33,557	12.6%	53,557	18.0%
Research and development	7,801	2.9%	9,064	3.0%
Sales and marketing	33,029	12.4%	40,821	13.7%
Integration cost	3,682	1.4%	—	—%
Restructuring and other charges	4,541	1.7%	2,592	0.9%
Total costs and operating expenses	336,462	126.5%	397,440	133.3%
Loss from operations	(70,521)	(26.5)%	(99,360)	(33.3)%
Total non-operating expense (income), net	29,960	11.3%	(82,044)	(27.5)%
Loss before income taxes	(100,481)	(37.8)%	(17,316)	(5.8)%
Provision for income taxes	537	0.2%	424	0.1%
Net loss	$(101,018)	(38.0)%	$(17,740)	(6.0)%

Other comprehensive loss:
Net loss	$(101,018)	(38.0)%	$(17,740)	(6.0)%
Change in foreign currency translation adjustment	(10,064)	(3.8)%	806	0.3%
Comprehensive loss	$(111,082)	(41.8)%	$(16,934)	(5.7)%

Revenue

The following table sets forth our revenue (in thousands, except percentages):

	Six months ended June 30,		Change
	2025	2024	$	%
Revenue	$265,941	$298,080	$(32,139)	(10.8)%

Revenue decreased, primarily due to a 21.1% decrease in Bookable Nights and a 14.9% decrease in Occupied Nights, partially offset by a 12.9% increase in RevPAR. The decrease in Bookable Nights is the result of Live Units exited from the portfolio optimization program and the termination of certain lease agreements. The increase in RevPAR was primarily driven by the portfolio optimization program and the termination of certain lease agreements.

Costs and Operating Expenses

The following table sets forth our total costs and operating expenses (in thousands, except percentages):

	Six months ended June 30,		Change
	2025	2024	$	%
Cost of revenue (excluding depreciation and amortization)	$177,824	$195,015	$(17,191)	(8.8)%
Operations and support	76,028	96,391	(20,363)	(21.1)%
General and administrative	33,557	53,557	(20,000)	(37.3)%
Research and development	7,801	9,064	(1,263)	(13.9)%
Sales and marketing	33,029	40,821	(7,792)	(19.1)%
Integration costs	3,682	—	3,682	100.0%
Restructuring and other charges	4,541	2,592	1,949	75.2%
Total costs and operating expenses	$336,462	$397,440	$(60,978)	(15.3)%

Cost of Revenue (excluding depreciation and amortization): Cost of revenue decreased, primarily due to (i) a $18.8 million decrease in rent expense due to the decrease in Live Units driven by the portfolio optimization program and the termination of certain lease agreements and (ii) a $0.6 million decrease in credit card fees, partially offset by (iii) a $2.0 million increase in other cost of revenue expenses.

Operations and support: The decrease in operations and support was primarily due to (i) a $5.8 million decrease in unit-related expenses primarily representing smaller non-capitalized items for the units such as bedding, decor, furniture and lighting, (ii) a $5.4 million decrease in employee compensation cost, primarily due to a decrease in average headcount, (iii) a $3.3 million decrease in depreciation, (iv) a $2.9 million decrease in legal and professional fees and (v) the cumulative impact of other less significant items.

General and administrative: General and administrative decreased, primarily due to (i) a $10.8 million decrease in employee compensation cost, primarily due to a decrease in average headcount, (ii) a $3.8 million decrease in taxes due to a decrease in sales taxes, primarily resulting from the 21.1% decrease in Bookable Nights, (iii) a $3.0 million decrease in legal and professional fees, (iv) a $1.0 million decrease in insurance expenses and (v) the cumulative impact of other less significant items.

Research and development: Research and development decreased, primarily due to (i) a $0.8 million decrease in employee compensation expense, driven by a decrease in average headcount and (ii) a $0.5 million decrease in depreciation, primarily due to a decrease in capitalized software costs.

Sales and marketing: The decrease in sales and marketing was primarily due to (i) a $5.2 million decrease in performance marketing expense and (ii) a $4.0 million decrease in channel transaction fees, primarily resulting from a decrease in commissions charged by third-party OTAs as a result of the Marriott Agreement, as well as a decrease in revenue booked through OTAs, partially offset by (iii) a $2.4 million increase in fees related to the Marriott Agreement.

Integration costs: For the six months ended June 30, 2025, the integration costs consisted of costs associated with the Marriott Agreement as they pertain to integration related items, such as legal fees and other organizational related costs. For the six months ended June 30, 2024, there were no associated integration costs.

Restructuring and other charges: The aggregate adjustment for expenses associated with our restructuring plans as discussed in Note 14, Restructuring Activities, to our financial statements as presented.

Total Non-Operating Expense (Income), Net

The following table sets forth our total non-operating income, net (in thousands, except percentages):

	Six months ended June 30,		Change
	2025	2024	$	%
Interest expense, net	$11,097	$15,339	$(4,242)	(27.7)%
Lease adjustment gains, net	(16,463)	(95,024)	78,561	(82.7)%
Loss on preferred stock issuance	43,842	—	43,842	—%
Other income, net	(8,516)	(2,359)	(6,157)	261.0%
Total non-operating expense (income), net	$29,960	$(82,044)	$112,004	(136.5)%

Interest expense, net. Interest expense, net decreased, primarily due to the debt extinguishment resulting from the Sixth NPA Amendment.

Lease adjustment gains, net. The lease adjustment gain is due to the residual impact of lease terminations. The Company in 2024 had undertaken an initiative to renegotiate or exit certain properties where there exists unfavorable lease terms.

Loss on preferred stock issuance. The loss on preferred stock issuance of $43.8 million was recorded for the six months ended June 30, 2025, attributable to the April 2025 Securities Purchase Agreements entered into by the Company on April 11, 2025, (the “April 2025 Preferred Financing”). The transaction provided for 17.98 million Preferred Shares of Preferred Stock, a purchase price of $1.00 per share, resulting in aggregate gross proceeds to the Company of $17.98 million. The terms of the Preferred Shares are identical to the outstanding shares of Series A Preferred Stock. As of the transaction inception, the newly issued mezzanine equity-classified Series A Preferred Stock had an aggregate fair value of $61.8 million and the Company received $17.98 million from the transaction closing, resulting in the $43.8 million loss on preferred stock issuance. No similar loss was recognized during the six months ended June 30, 2024, as no issuance of this nature occurred.

Other income, net. The change in other income, net is primarily due to fluctuations in foreign currency rates which impacted the remeasurement of foreign balances to reporting currency.

Provision for Income Taxes

As of June 30, 2025 and 2024, we have recorded a full valuation allowance against our deferred tax assets due to our history of losses.

The following table sets forth the provision for income taxes (in thousands, except percentages):

	Six months ended June 30,		Change
	2025	2024	$	%
Provision for income taxes	$537	$424	$113	26.7%

The provision for income taxes increased, primarily as a result of taxes in certain U.S. state jurisdictions.
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

Adjusted Free Cash Flow (Adjusted FCF)

The following table presents the calculation of Adjusted FCF (in thousands):

	Six months ended June 30,
	2025	2024
Cash used in operating activities	$(23,971)	$(73,087)
Cash provided by (used in) investing activities	5,297	(2,209)
FCF, including cash paid for lease terminations, restructuring, and professional fees	(18,674)	(75,296)
Cash received from key money investment	(7,500)	—
Cash received for lease terminations	(3,750)	—
Cash paid for lease termination costs	1,325	12,769
Cash paid for restructuring costs	2,693	2,439
Cash paid for non-recurring professional fees	—	6,877
Cash paid for integration costs	1,555	—
Adjusted FCF	$(24,351)	$(53,211)

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

The change in Adjusted FCF period-over-period represented a 54.2% increase, primarily driven by a $49.1 million improvement in cash used in operating activities excluding cash paid for specific items (lease termination costs, restructuring costs, non-recurring professional fees and integration costs) due to improved property profitability from the portfolio optimization program and other cost savings measures.

Refer to the section entitled “Liquidity and Capital Resources – Cash Flow Information” below for further discussion surrounding the changes in our cash flow figures period-over-period.

Adjusted EBITDA

The following table presents the calculation of Adjusted EBITDA (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Net income (loss)	$(44,523)	$32,747	$(101,018)	$(17,740)
Interest expense, net	1,648	8,016	537	424
Provision (benefit) for income taxes	(180)	237	11,097	15,339
Depreciation and amortization expense	1,995	4,992	4,586	9,965
EBITDA	(41,060)	45,992	(84,798)	7,988
Stock-based compensation	(1,466)	1,779	803	4,788
Lease adjustment gains, net	(5,325)	(71,123)	(16,463)	(95,024)
Cash received for lease terminations	(800)	—	(3,750)	—
Integration costs	2,143	—	3,682	—
Loss on preferred stock issuance	43,842	—	43,842	—
Restructuring and other related charges	4,541	—	4,541	2,592
Non-recurring professional fees	—	6,624	—	6,877
Gain on foreign exchange	(4,503)	(839)	(7,181)	(1,058)
Adjusted EBITDA	$(2,628)	$(17,567)	$(59,324)	$(73,837)

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

Non-recurring professional fees. Non-recurring professional fees associated with special projects, including but not limited to the Marriott Agreement, financing activities, restatement, and other non-operating initiatives.

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

Adjusted EBITDAR

The following table presents the calculation of Adjusted EBITDAR (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Adjusted EBITDA	$(2,628)	$(17,567)	$(59,324)	$(73,837)
Operating lease related rent charges	61,261	75,580	139,080	158,162
Adjusted EBITDAR	$58,633	$58,013	$79,756	$84,325

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
•continuing to focus on identifying and executing cost optimization initiatives,
•continuing to review the Company’s lease portfolio to mitigate losses related to certain underperforming properties and to assess the Company’s portfolio of rents relative to current operations and existing market rents; and
•improving the Company’s financial performance through the potential to increase revenue by integrating with Marriott’s commercial engine and deliver costs savings.

There can be no assurances of the Company’s ability to realize these plans. As a result, these conditions raise substantial doubt about the Company’s ability to continue as a going concern for at least one year from the date of issuance of these financial statements.

Sources and Uses of Cash

At June 30, 2025, we had a cash balance, not including restricted cash, of $27.1 million, which was held for working capital purposes. Cash consists of checking and interest-bearing accounts. Reaching sustainable positive Adjusted FCF is a primary focus in the near-term, as detailed in our Cash Flow Positive Plan. Once we reach sustainable positive Adjusted FCF, we expect cash from operations will provide our principal source of liquidity. We generate cash from transactions with customers booking directly through Sonder.com and the Sonder app, which are settled through a payment processor, from transactions with third-party corporate customers which are settled based on contractual terms, and indirectly through OTAs, which are also settled based on contractual terms. The most significant source of liquidity in 2025 was cash inflows from both current period and future guest bookings. We have also incurred cash constraints related to the integration through the Marriott Agreement, primarily due to a change in the timing of cash received by customers. Prior to the integration, we received cash primarily when a customer booked a stay. We are transitioning towards also receiving cash when a customer checks-in for a stay and will continue to assess our procedures related to payment. This change in timing is expected to be a short-term constraint and we are implementing procedures to improve this function.

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

Most of our cash was held in the United States as of June 30, 2025. Our foreign subsidiaries held approximately $9.7 million of cash in foreign jurisdictions. We currently do not intend or foresee a need to repatriate these foreign funds. As a result of the Tax Cuts and Jobs Act of 2017, however, we anticipate the U.S. federal tax impact to be minimal if these foreign funds are repatriated and would not repatriate funds where there was a material tax cost.

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

These arrangements included the 2022 Loan and Security Agreement, which was terminated on August 5, 2025. Prior to its termination, the 2022 Loan and Security Agreement had a letter of credit sublimit of $35.0 million and a revolving line of credit of $35.0 million. As of June 30, 2025, because we were unable to satisfy the minimum consolidated adjusted EBITDA covenant, we were required to cash collateralize our obligations under the 2022 Loan and Security Agreement.

Future Cash Availability and Obligations

As discussed in Note 15, Subsequent Events, in the notes to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, the Company has, throughout 2025, announced a series of financing arrangements and cost optimization initiatives. These arrangements and initiatives demonstrate a series of material steps taken to improve the Company’s financial condition, including liquidity and capital resources and proceeds can generally be used for working capital and general corporate purposes.

Our estimated future obligations as of June 30, 2025 include both current and long-term obligations. Our debt obligations, including both capitalized to-date and future paid-in-kind interest, totaled $229.9 million, of which, $1.0 million was short-term, and the remainder was long-term. Interest on the foregoing debt obligations is payable in cash after the expiration of the Company’s ability to elect paid-in-kind interest, which has been extended through December 31, 2026. Additionally, we had $40.9 million of irrevocable standby letters of credit outstanding which were collateralized by our restricted cash, all of which represents a long-term cash obligation. Under our operating leases as discussed in Note 8, Leases, in the notes to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, we had a current obligation of $162.3 million and a long-term obligation of $0.9 billion as of June 30, 2025.

Operating lease obligations primarily represent the initial contracted term for leases that have commenced as of June 30, 2025. In addition, as of June 30, 2025, we have entered into leases that have not yet commenced with future lease payments totaling $630.0 million, excluding purchase options, that are not yet recorded on the condensed consolidated balance sheets and are not reflected in the figure above. These leases will commence between 2025 and 2026 with lease terms of five to 20 years. Certain leases do not have a scheduled commencement date, as they are currently subject to renegotiation.

Cash Flow Information

The following table sets forth our cash flows (in thousands):

	Six months ended June 30,
	2025	2024	$ Change
Net cash used in operating activities	$(23,971)	$(73,087)	$49,116
Net cash provided by (used in) investing activities	5,297	(2,209)	7,506
Net cash provided by financing activities	17,480	8,917	8,563
Effects of foreign exchange on cash	98	(995)	1,093
Net change in cash, cash equivalents, and restricted cash	$(1,096)	$(67,374)	$66,278

Operating Activities

Net cash used in operating activities decreased significantly for the six months ended June 30, 2025 as compared to the six months ended June 30, 2024, primarily due to an improvement in working capital, partially offset by a slight decline in operating loss performance on the 10.6% decrease in revenue. Cash used in operating activities is subject to variability period-over-period as a result of timing differences, including with respect to the collection of receivables and payments of interest expense, accounts payable, and other items.

Investing Activities

Net cash provided by (used in) investing activities increased for the six months ended June 30, 2025 as compared to the six months ended June 30, 2024, primarily as a result of a $7.5 million increase from proceeds from the key money investment, as well as an increase in purchases of property and equipment of $0.6 million, partially offset by $0.5 million in proceeds on the disposition of property and equipment.

Financing Activities

Net cash provided by financing activities increased for the six months ended June 30, 2025 compared to the six months ended June 30, 2024, primarily as a result of the $18.0 million of proceeds from the preferred stock issuance, partially offset by a decrease of $10.0 million of proceeds from debt financing during the six months ended June 30, 2024.

Off-Balance Sheet Arrangements

As of June 30, 2025, we had the following off-balance sheet arrangements:

Letters of Credit

As of June 30, 2025, we had $40.9 million of irrevocable standby letters of credit outstanding, which were collateralized by our restricted cash, of which $26.0 million was under our revolving credit facilities. Letters of credit are primarily used as a form of security deposits for the buildings and partial buildings we lease.

Surety Bonds

A portion of our leases are supported by surety bonds provided by affiliates of certain insurance companies. As of June 30, 2025, we had assembled commitments from six surety providers in the amount of $38.3 million, of which $14.6 million was outstanding and was an off-balance sheet arrangement. The availability, terms and conditions, and pricing of bonding capacity are dependent on, among other things, continued financial strength and stability of the insurance company affiliates providing the bonding capacity, general availability of such capacity, our corporate credit rating, and the general perception of our financial performance.

Indemnification Agreements

See Note 12, Commitments and Contingencies, in the notes to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information regarding our indemnification agreements.

Effect of Exchange Rates

Our changes in cash can be impacted by the effect of fluctuating exchange rates. Foreign exchange effect on cash for the six months ended June 30, 2025 was not significant.

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

Notwithstanding the identified material weaknesses, management, including our principal executive officer and principal financial officer, believes the consolidated financial statements included in this Quarterly Report on Form 10-Q fairly represent in all material respects our results of operations, financial condition, and cash flows at and for the periods presented in accordance with GAAP.

The following are management’s identified material weaknesses in internal controls over financial reporting.

As disclosed in Part II, Item 9A of the Annual Report, management concluded that the following material weaknesses in internal control existed for the Company. Management concluded that these material weaknesses still exist as of June 30, 2025.

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

Leases

We have onboarded new team members with a greater level of experience and technical expertise to oversee key areas of our finance function, such as accounting, which includes the Company’s leasing business processes and related internal controls. We also implemented improvements related to our lease process to capture and record lease agreements timely and accurately and we provided additional training to personnel responsible for the relevant controls.

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

Changes in Internal Control over Financial Reporting

In fiscal year 2025, we began and completed the implementation of a new property management system, which has fully replaced our legacy system. Subsequent to implementation of the new property management system, we are continuing to change certain processes and procedures which, in turn, are expected to result in changes to our internal control over financial reporting. As such changes occur, we will evaluate quarterly whether such changes materially affect our internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no changes to the risk factors previously provided in Part I - Item 1A - “Risk Factors” in our Annual Report and in Part II - Item 1A - “Risk Factors” in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2025.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the quarter ended June 30, 2025, none of the Company’s directors or Section 16 officers adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

The following exhibits are filed as part of this report or hereby incorporated by references to filings previously made with the SEC.

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed or Furnished Herewith

3.1	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Sonder Holdings Inc.	8-K	001-39907	3.1	June 11, 2025

3.2	Certificate of Amendment to Certificate of Designation of Powers, Preferences and Rights of Series A Convertible Preferred Stock of Sonder Holdings Inc.	8-K	001-39907	3.1	April 14, 2025

4.1	Form of Common Stock Purchase Agreement	8-K	001-39907	4.1	April 14, 2025

10.1#	Offer Letter between Sonder USA Inc. and Janice Sears, dated as of June 24, 2025.					X

10.2#	Separation Agreement and Release by and among Francis Davidson, Sonder Holdings Inc. and Sonder USA Inc., dated as of June 24, 2025.					X

10.3	Waiver, Consent and Sixth Amendment to Note Purchase Agreement dated as of April 11, 2025, by and among Sonder Holdings Inc., its subsidiaries thereto, the investors party thereto and Alter Domus (US) LLC.	8-K	001-39907	10.3	April 14, 2025

10.4	Waiver, Consent and Sixth Amendment to Loan and Security Agreement, dated as of April 11, 2025, by and among Sonder Holdings Inc., its subsidiaries party thereto and Silicon Valley Bank, a division of First-Citizens Bank & Trust Company.	8-K	001-39907	10.4	April 14, 2025

10.5	Form of Securities Purchase Agreement	8-K	001-39907	10.1	April 14, 2025

10.6	Form of Voting Support Agreement	8-K	001-39907	10.2	April 14, 2025

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

Sonder Holdings Inc.
(registrant)

October 14, 2025	/s/ Rahul Thumati
Date	Rahul Thumati
Interim Chief Accounting Officer